Form 10-Q
period 2017-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2017-05-09
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.	California	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237

1-7850	Southwest Gas Corporation	California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Southwest Gas Holdings, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Southwest Gas Corporation:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 47,559,471 shares as of April 28, 2017.

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

FILING FORMAT

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Except where the content clearly indicates otherwise, any reference in the report to “we,” “us” or “our” is to the holding company or the consolidated entity of Southwest Gas Holdings, Inc. and all of its subsidiaries, including Southwest Gas Corporation, which is a distinct registrant that is a wholly owned subsidiary of Southwest Gas Holdings, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e. balance sheets, statements of income, statements of comprehensive income, and statements of cash flows) for Southwest Gas Holdings, Inc. and Southwest Gas Corporation, in that order. The Notes to Consolidated Financial Statements are presented on a combined basis for both entities. All Items other than Part I – Item 1 are combined for the reporting companies.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS
Utility plant:
Gas plant	$6,280,654	$6,193,564
Less: accumulated depreciation	(2,194,660)	(2,172,966)
Acquisition adjustments, net	158	196
Construction work in progress	91,428	111,177

Net utility plant	4,177,580	4,131,971

Other property and investments	351,032	342,343

Current assets:
Cash and cash equivalents	43,401	28,066
Accounts receivable, net of allowances	247,179	285,145
Accrued utility revenue	45,900	76,200
Income taxes receivable, net	4,512	4,455
Deferred purchased gas costs	9,142	2,608
Prepaids and other current assets	104,270	136,833

Total current assets	454,404	533,307

Noncurrent assets:
Goodwill	140,974	139,983
Deferred income taxes	1,323	1,288
Deferred charges and other assets	426,600	432,234

Total noncurrent assets	568,897	573,505

Total assets	$5,551,913	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 47,548,985 and 47,482,068 shares)	$49,179	$49,112
Additional paid-in capital	909,362	903,123
Accumulated other comprehensive income (loss), net	(46,682)	(48,008)
Retained earnings	803,522	759,263

Total Southwest Gas Holdings, Inc. equity	1,715,381	1,663,490
Noncontrolling interest	(2,262)	(2,217)

Total equity	1,713,119	1,661,273
Redeemable noncontrolling interest	23,525	22,590
Long-term debt, less current maturities	1,564,132	1,549,983

Total capitalization	3,300,776	3,233,846

Current liabilities:
Current maturities of long-term debt	26,064	50,101
Accounts payable	134,238	184,669
Customer deposits	72,227	72,296
Income taxes payable	—	1,909
Accrued general taxes	62,790	42,921
Accrued interest	24,876	17,939
Deferred purchased gas costs	27,104	90,476
Other current liabilities	149,529	168,064

Total current liabilities	496,828	628,375

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	879,631	840,653
Accumulated removal costs	309,000	308,000
Other deferred credits and other long-term liabilities	565,678	570,252

Total deferred income taxes and other credits	1,754,309	1,718,905

Total capitalization and liabilities	$5,551,913	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2017	2016	2017	2016
Operating revenues:
Gas operating revenues	$462,602	$525,100	$1,258,914	$1,426,624
Construction revenues	192,135	206,148	1,125,065	1,034,029

Total operating revenues	654,737	731,248	2,383,979	2,460,653

Operating expenses:
Net cost of gas sold	146,879	213,600	330,400	523,647
Operations and maintenance	109,150	100,797	410,077	398,486
Depreciation and amortization	72,478	75,360	286,250	278,004
Taxes other than income taxes	14,782	14,013	53,145	50,409
Construction expenses	191,956	193,382	1,022,997	917,235

Total operating expenses	535,245	597,152	2,102,869	2,167,781

Operating income	119,492	134,096	281,110	292,872

Other income and (expenses):
Net interest deductions	(18,714)	(17,721)	(74,653)	(71,623)
Other income (deductions)	3,865	1,721	11,613	2,328

Total other income and (expenses)	(14,849)	(16,000)	(63,040)	(69,295)

Income before income taxes	104,643	118,096	218,070	223,577
Income tax expense	35,638	42,741	71,365	80,671

Net income	69,005	75,355	146,705	142,906
Net income (loss) attributable to noncontrolling interests	(303)	(91)	802	1,126

Net income attributable to Southwest Gas Holdings, Inc.	$69,308	$75,446	$145,903	$141,780

Basic earnings per share	$1.46	$1.59	$3.07	$3.00

Diluted earnings per share	$1.45	$1.58	$3.05	$2.98

Dividends declared per share	$0.495	$0.450	$1.845	$1.665

Average number of common shares outstanding	47,530	47,437	47,492	47,196
Average shares outstanding (assuming dilution)	47,864	47,763	47,839	47,562

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2017	2016	2017	2016
Net income	$69,005	$75,355	$146,705	$142,906

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	828	829
Amortization of net actuarial loss	3,944	4,196	16,529	20,182
Regulatory adjustment	(3,556)	(3,796)	(3,222)	(2,468)

Net defined benefit pension plans	595	607	17	(379)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	2,074	2,073

Net forward-starting interest rate swaps	518	519	2,074	2,073

Foreign currency translation adjustments	220	782	(401)	100

Total other comprehensive income, net of tax	1,333	1,908	1,690	1,794

Comprehensive income	70,338	77,263	148,395	144,700
Comprehensive income (loss) attributable to noncontrolling interests	(296)	(65)	788	1,129

Comprehensive income attributable to Southwest Gas Holdings, Inc.	$70,634	$77,328	$147,607	$143,571

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31		MARCH 31
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$69,005	$75,355	$146,705	$142,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,478	75,360	286,250	278,004
Deferred income taxes	37,245	18,931	87,046	60,132
Changes in current assets and liabilities:
Accounts receivable, net of allowances	36,889	45,525	21,460	37,525
Accrued utility revenue	30,300	29,600	(800)	(700)
Deferred purchased gas costs	(69,906)	58,977	(83,025)	129,120
Accounts payable	(55,298)	(35,126)	1,523	10,556
Accrued taxes	20,397	38,196	10,660	(18,118)
Other current assets and liabilities	21,099	6,776	(15,228)	(6,472)
Gains on sale	(339)	(1,333)	(6,154)	(2,909)
Changes in undistributed stock compensation	6,111	1,394	10,173	3,846
AFUDC	(475)	(532)	(2,232)	(3,144)
Changes in other assets and deferred charges	(7,173)	(291)	10,078	(1,121)
Changes in other liabilities and deferred credits	1,510	1,719	(18,656)	11,706

Net cash provided by operating activities	161,843	314,551	447,800	641,331

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(115,790)	(112,561)	(532,760)	(510,170)
Acquisition of businesses, net of cash acquired	—	—	(17,000)	—
Restricted cash	—	—	—	785
Changes in customer advances	1,057	3,661	5,296	16,515
Miscellaneous inflows	4,721	1,126	16,634	6,645

Net cash used in investing activities	(110,012)	(107,774)	(527,830)	(486,225)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	401	71	27,006
Dividends paid	(21,397)	(19,220)	(85,494)	(76,445)
Centuri distribution to redeemable noncontrolling interest	(102)	(99)	(442)	(198)
Issuance of long-term debt, net	26,280	49,375	400,851	134,896
Retirement of long-term debt	(47,763)	(42,312)	(260,724)	(212,203)
Change in credit facility and commercial paper	10,000	(150,000)	15,000	—
Change in short-term debt	—	(18,000)	—	—
Principal payments on capital lease obligations	(199)	(313)	(1,240)	(1,347)
Withholding remittance - share-based compensation	(2,518)	(1,898)	(2,739)	(3,771)
Other	(913)	142	(2,624)	512

Net cash provided by (used in) financing activities	(36,612)	(181,924)	62,659	(131,550)

Effects of currency translation on cash and cash equivalents	116	(41)	(37)	(760)

Change in cash and cash equivalents	15,335	24,812	(17,408)	22,796
Cash and cash equivalents at beginning of period	28,066	35,997	60,809	38,013

Cash and cash equivalents at end of period	$43,401	$60,809	$43,401	$60,809

Supplemental information:
Interest paid, net of amounts capitalized	$10,288	$10,593	$67,135	$66,719
Income taxes paid	1,827	2,136	(19,341)	43,260

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2017	2016
ASSETS
Utility plant:
Gas plant	$6,280,654	$6,193,564
Less: accumulated depreciation	(2,194,660)	(2,172,966)
Acquisition adjustments, net	158	196
Construction work in progress	91,428	111,177

Net utility plant	4,177,580	4,131,971

Other property and investments	111,396	108,569

Current assets:
Cash and cash equivalents	30,950	19,024
Accounts receivable, net of allowances	118,917	111,845
Accrued utility revenue	45,900	76,200
Income taxes receivable, net	1,665	4,455
Deferred purchased gas costs	9,142	2,608
Receivable from parent	1,135	—
Prepaids and other current assets	94,817	126,363

Total current assets	302,526	340,495

Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	405,294	410,625
Discontinued operations - construction services - assets	—	579,371

Total noncurrent assets	415,389	1,000,091

Total assets	$5,006,891	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	903,252	897,346
Accumulated other comprehensive income (loss), net	(44,526)	(45,639)
Retained earnings	642,501	767,061

Total Southwest Gas Corporation equity	1,550,339	1,667,880
Discontinued operations - construction services non-owner equity	—	15,983
Long-term debt, less current maturities	1,385,315	1,375,080

Total capitalization	2,935,654	3,058,943

Current liabilities:
Current maturities of long-term debt	—	25,000
Accounts payable	93,494	138,229
Customer deposits	72,227	72,296
Accrued general taxes	62,790	42,921
Accrued interest	24,340	17,395
Deferred purchased gas costs	27,104	90,476
Payable to parent	22,734	—
Other current liabilities	73,550	95,999

Total current liabilities	376,239	482,316

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	846,918	806,109
Accumulated removal costs	309,000	308,000
Other deferred credits and other long-term liabilities	539,080	545,143
Discontinued operations - construction services - liabilities	—	380,615

Total deferred income taxes and other credits	1,694,998	2,039,867

Total capitalization and liabilities	$5,006,891	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2017	2016	2017	2016
Continuing operations:
Gas operating revenues	$462,602	$525,100	$1,258,914	$1,426,624

Operating expenses:
Net cost of gas sold	146,879	213,600	330,400	523,647
Operations and maintenance	108,679	100,797	409,606	398,486
Depreciation and amortization	61,195	60,745	233,913	220,525
Taxes other than income taxes	14,782	14,013	53,145	50,409

Total operating expenses	331,535	389,155	1,027,064	1,193,067

Operating income	131,067	135,945	231,850	233,557

Other income and (expenses):
Net interest deductions	(17,210)	(16,230)	(67,977)	(64,229)
Other income (deductions)	3,611	1,755	10,132	1,445

Total other income and (expenses)	(13,599)	(14,475)	(57,845)	(62,784)

Income from continuing operations before income taxes	117,468	121,470	174,005	170,773
Income tax expense	40,530	43,887	55,227	60,486

Income from continuing operations	76,938	77,583	118,778	110,287

Discontinued operations - construction services:
Income (loss) before income taxes	—	(3,374)	56,890	52,804
Income tax expense (benefit)	—	(1,146)	21,030	20,185

Income (loss)	—	(2,228)	35,860	32,619
Noncontrolling interests	—	(91)	1,105	1,126

Income (loss) - discontinued operations	—	(2,137)	34,755	31,493

Net income	$76,938	$75,446	$153,533	$141,780

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2017	2016	2017	2016
Continuing operations:
Net income from continuing operations	$76,938	$77,583	$118,778	$110,287

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	828	829
Amortization of net actuarial loss	3,944	4,196	16,529	20,182
Regulatory adjustment	(3,556)	(3,796)	(3,222)	(2,468)

Net defined benefit pension plans	595	607	17	(379)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	2,074	2,073

Net forward-starting interest rate swaps	518	519	2,074	2,073

Total other comprehensive income, net of tax from continuing operations	1,113	1,126	2,091	1,694

Comprehensive income from continuing operations	78,051	78,709	120,869	111,981

Discontinued operations - construction services:
Net income (loss)	—	(2,137)	34,755	31,493
Foreign currency translation adjustments	—	782	(621)	100

Comprehensive income (loss)	—	(1,355)	34,134	31,593
Comprehensive income (loss) attributable to noncontrolling interests	—	26	(21)	3

Comprehensive income (loss) attributable to discontinued operations - construction services	—	(1,381)	34,155	31,590

Comprehensive income	$78,051	$77,328	$155,024	$143,571

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31		MARCH 31
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$76,938	$75,355	$154,638	$142,906
Income (loss) from discontinued operations	—	(2,228)	35,860	32,619

Income from continuing operations	76,938	77,583	118,778	110,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,195	60,745	233,913	220,525
Deferred income taxes	39,223	19,453	87,729	62,733
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(7,072)	27,909	5,750	25,724
Accrued utility revenue	30,300	29,600	(800)	(700)
Deferred purchased gas costs	(69,906)	58,977	(83,025)	129,120
Accounts payable	(44,736)	(32,324)	3,771	1,578
Accrued taxes	25,176	36,049	10,637	(18,047)
Other current assets and liabilities	37,342	8,404	(6,677)	(5,400)
Changes in undistributed stock compensation	5,711	1,394	9,773	3,846
AFUDC	(475)	(532)	(2,232)	(3,144)
Changes in other assets and deferred charges	(7,261)	(378)	9,728	(1,641)
Changes in other liabilities and deferred credits	1,198	1,719	(18,968)	11,706

Net cash provided by operating activities	147,633	288,599	368,377	536,587

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(101,007)	(89,713)	(468,413)	(444,494)
Changes in customer advances	1,057	3,661	5,296	16,515
Miscellaneous inflows	784	711	3,055	3,325
Dividends received	—	2,801	9,660	5,602

Net cash used in investing activities	(99,166)	(82,540)	(450,402)	(419,052)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	401	71	27,006
Dividends paid	(18,500)	(19,220)	(82,597)	(76,445)
Issuance of long-term debt, net	—	—	296,469	—
Retirement of long-term debt	(25,000)	—	(149,855)	(51,200)
Change in credit facility and commercial paper	10,000	(150,000)	15,000	—
Change in short-term debt	—	(18,000)	—	—
Withholding remittance - share-based compensation	(2,518)	(1,898)	(2,739)	(3,771)
Other	(523)	142	(2,234)	563

Net cash provided by (used in) financing activities	(36,541)	(188,575)	74,115	(103,847)

Net cash provided by discontinued operating activities	—	25,952	65,213	104,744
Net cash used in discontinued investing activities	—	(25,234)	(66,582)	(67,173)
Net cash provided by (used in) discontinued financing activities	—	6,651	(11,385)	(27,703)
Effects of currency translation on cash and cash equivalents	—	(41)	(153)	(760)

Change in cash and cash equivalents	11,926	24,812	(20,817)	22,796
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	(7,328)	12,907	(9,108)

Change in cash and cash equivalents of continuing operations	11,926	17,484	(7,910)	13,688
Cash and cash equivalents at beginning of period	19,024	21,376	38,860	25,172

Cash and cash equivalents at end of period	$30,950	$38,860	$30,950	$38,860

Supplemental information:
Interest paid, net of amounts capitalized	$8,989	$9,278	$61,212	$59,515

Income taxes paid (received)	$(38)	$5,718	$(36,767)	$21,437

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Holdings, Inc. is a holding company, owning all of the shares of common stock of Southwest Gas Corporation and 96.6% of the common stock of Centuri Construction Group Inc. In January 2017, a previously contemplated and approved reorganization under a holding company structure was made effective. The reorganization is designed to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. Coincident with the effective date of the reorganization, existing shareholders of Southwest Gas Corporation became shareholders of Southwest Gas Holdings, Inc., on a one-for-one basis, with the same number of shares and same ownership percentage as they held immediately prior to the reorganization. At the same time, Southwest Gas Corporation and Centuri Construction Group Inc. (“Centuri” or the “construction services” segment) each became subsidiaries of the publicly traded holding company; whereas, historically, Centuri had been a direct subsidiary of Southwest Gas Corporation. Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions primarily for energy services utilities. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements for Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. As indicated above, in connection with the holding company reorganization, Centuri ceased to be a subsidiary of Southwest and became a subsidiary Southwest Gas Holdings, Inc. To give effect to this change, the separate condensed consolidated financial statements related to Southwest Gas Corporation, which are included in this Form 10-Q, depict Centuri-related amounts for periods prior to January 1, 2017 as discontinued operations. Because the transfer of Centuri from Southwest Gas Corporation to Southwest Gas Holdings, Inc. was effectuated as an equity transaction and not a sale, assets and liabilities subject to the discontinued operations presentation have been reflected as noncurrent on the Southwest Gas Corporation Balance Sheet. Those assets and liabilities are detailed in Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation, and include both current and non-current amounts.

No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments. Centuri operations continue to be part of continuing operations and of the consolidated financial statements of Southwest Gas Holdings, Inc.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair presentation of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2016 Annual Report to Shareholders, which is incorporated by reference into the 2016 Form 10-K.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $35 million at March 31, 2017 and $30 million at December 31, 2016 (carried at weighted average cost), and also includes natural gas stored underground and liquefied natural gas, in addition to prepaid assets.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at March 31, 2017 and December 31, 2016 also include a money market fund investment of approximately $14.1 million and $5.3 million, respectively, which falls within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $477,000 and $900,000, during the first three months of 2017 and 2016, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Adoption of Accounting Standards Update (“ASU”) No. 2016-09. As of January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The adoption of this update is considered a change in accounting principle. Among other things, the update clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change is required to be presented in the cash flow statement retrospectively. A new category, Withholding remittance – share-based compensation has been added to the Cash Flow from Financing Activities section of the Condensed Consolidated Statements of Cash Flows for both Southwest Gas Holdings, Inc. and Southwest Gas Corporation. The withheld taxes were included in the Accrued taxes line item of the Condensed Consolidated Statement of Cash Flows in previous periods. Therefore, upon adoption, amounts presented as cash inflows from Accrued taxes under the Cash Flow from Operating Activities section of the Southwest Gas Holdings, Inc. Consolidated Cash Flow Statements were revised from $36.3 million to $38.2 million for the three months ended March 31, 2016 and outflows in the same category for the twelve months ended March 31, 2016 were revised from $21.9 million to $18.1 million. In addition, while standalone financial statements were not previously presented for natural gas operations, for reasons related to the holding company reorganization discussed above, they are being presented commencing with this Form 10-Q. Therefore, upon adoption of this standard, the Cash Flow from Operating Activities section of the Southwest Gas Corporation Cash Flow Statements reflect a restatement of cash inflows from Accrued taxes from $34.2 million to $36 million for the three months ended March 31, 2016 and cash outflows in the same category were revised from $21.8 million to $18 million for the twelve months ended March 31, 2016.

Under the new guidance, the Company can withhold any amount between the minimum and maximum individual statutory tax rates and still treat the entire award as equity. The Company intends to administer withholding such that awards under stock compensation programs will continue to be treated as equity awards.

In addition to the above, the update requires all income tax-related cash flows resulting from share-based payments (unrelated to employee withholding) be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company chose to apply this presentation requirement of the update prospectively as permitted. Therefore, prior periods were not impacted in implementing this provision of the update.

Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value are required to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company had no previously unrecognized tax benefits as a result of these changes; therefore, no cumulative effect adjustment to the Company’s opening retained earnings was required.

Goodwill. Goodwill is assessed each October for impairment (required annually by U.S. GAAP), or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. In consideration of the holding company reorganization, management of the Company considered its reporting units and segments and determined that historic judgments regarding its segments and reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first three months of 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2016	$10,095	$129,888	$139,983
Foreign currency translation adjustment	—	991	991

March 31, 2017	$10,095	$130,879	$140,974

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2017	December 31, 2016
Centuri accounts receivable for services provided to Southwest	$10,030	$10,585

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments on the Southwest Gas Holdings, Inc. Condensed Consolidated Balance Sheets includes (thousands of dollars):

	March 31, 2017	December 31, 2016
Centuri property and equipment	$462,094	$451,114
Centuri accumulated provision for depreciation and amortization	(233,731)	(228,374)
Net cash surrender value of COLI policies	109,587	106,744
Other property	13,082	12,859

Total	$351,032	$342,343

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2017	2016	2017	2016
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$2,800	$900	$9,300	$(900)
Interest income	564	367	2,045	1,537
Equity AFUDC	476	532	2,233	3,144
Miscellaneous income and (expense)	(229)	(44)	(3,446)	(2,336)

Southwest Gas Corporation - total other income (deductions)	3,611	1,755	10,132	1,445

Construction services segment:
Interest income	—	—	1	413
Foreign transaction gain (loss)	(1)	(10)	(13)	(507)
Miscellaneous income and (expense)	255	(24)	1,493	977

Centuri total other income (deductions)	254	(34)	1,481	883

Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$3,865	$1,721	$11,613	$2,328

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Recently Issued Accounting Standards Updates. In May 2014, the FASB issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017). In March, April, May, and December of 2016, the FASB issued updates to Topic 606 related to “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, “Identifying Performance Obligations and Licensing”, “Narrow-Scope Improvements and Practical Expedients”, and certain “Technical Corrections and Improvements”. The amendments in the first two updates, respectively, provide guidance when another party, along with the entity, is involved in providing a good or service to a customer, and provide clarification with regard to identifying performance obligations and of the licensing implementation guidance in Topic 606. The third update includes improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In addition, a practical expedient is provided for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The fourth update affects narrow aspects of the guidance as issued to date. Management plans to adopt all of these updates at the required adoption date, which is for interim and annual reporting periods commencing January 2018.

Management has substantially completed the evaluation of the sources of revenue and is currently assessing the effect of the new guidance on its financial position, results of operations and cash flows. The final assessment is contingent, in part, upon the completion of reviews related to customers with negotiated and unique billing terms. Deliberations have been ongoing by the utility industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (“AICPA”). In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities (“P&U”) Task Force, on which Company personnel actively participate via formal membership. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to the utility industry. Where applicable or necessary, the FASB’s Transition Resource Group (“TRG”) is also participating. Through the P&U Task Force undertakings to date, general determinations have been made that contributions received in aid of construction (“CIAC”) efforts related to the industry’s pipe distribution and transmission systems are reimbursements of expenditures rather than revenue (consistent with current accounting practices). Furthermore, regarding the “collectibility” criterion in the update that must be met for revenue recognition, general determinations have been made that contracts for utility service (including service to lower income or lower credit quality customers) represent genuine and valid contracts for which revenue is able to be recognized when service is rendered (consistent with current accounting practices). These determinations by the P&U industry are based on the various measures our industry takes to help ensure collectibility (e.g., proof of creditworthiness, customer deposits, late fee assessment, disconnection, service re-establishment fees, collection processes, etc.), in addition to the regulatory mechanisms established under rate regulation to mitigate the impacts of individual customer nonpayment. A timeline for the resolution of all deliberations of P&U efforts has not been established. Southwest continues to actively work with its peers in the rate-regulated natural gas industry and with the public accounting profession to finalize the accounting treatment for several other issues that are not expected to be addressed by the P&U Task Force.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

As of March 31, 2017, the construction services segment has substantially completed the evaluation of sources of revenue and continues to assess the effect of the new guidance on financial position, results of operations and cash flows. The principals of the new revenue recognition guidance are very similar to existing guidance for construction contractors. Similar to the P&U Task Force noted above, the AICPA formed the Engineering and Construction Contractors Task Force to assist the construction industry with implementing the new guidance. The accounting guide the AICPA intends to release is expected to provide implementation guidance related to several issues including 1) combining contracts and separating performance obligations; 2) estimating change orders, incentives, penalties, liquidated damages and other variable consideration items and 3) acceptable measures of progress when recognizing revenue over time.

Given the uncertainty with respect to the conclusions that might arise from the ongoing deliberations on issues associated with both the natural gas and construction services segments, the Company is currently unable to determine the effect the new guidance will have on its financial position, results of operations, cash flows, business processes, or the transition method it will utilize to adopt the new guidance. However, conclusions reached regarding CIAC and collectability criterion with regard to utility service are significant and are aligned with current practices and recognition.

In January 2016, the FASB issued the update “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” in order to improve the recognition and measurement of financial instruments. The update makes targeted improvements to existing U.S. GAAP by: 1) requiring equity investments to be measured at fair value with changes in fair value recognized in net income; 2) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 4) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and 5) requiring a reporting entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Management is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued the update “Leases (Topic 842)”. Under the update, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Though companies have historically been required to make disclosures regarding leases and of contractual obligations, leases (with terms longer than a year) will no longer exist off-balance sheet. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early application is permitted. Management currently plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. Existing leases have been documented by both segments and management is in the process of determining if special software will be necessary to implement the standard. In addition, management is evaluating the potential impacts of various natural gas industry-related issues in light of the leasing standard. Given the uncertainty with respect to the conclusions that might arise from these deliberations, management is currently unable to determine the effect the new guidance will have on its financial position, results of operations, cash flows, or business processes.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

In June 2016, the FASB issued the update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued the update “Classification of Certain Cash Receipts and Cash Payments”. This update addresses the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (“COLI”) policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows, including identification of the predominant nature in cases where cash receipts and payments have aspects of more than one class of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impacts this update might have on its consolidated cash flow statements and disclosures.

In October 2016, the FASB issued the update “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” This update eliminates the current U.S. GAAP exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. No such election to adopt early was made by management. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Management is evaluating the impacts this update might have on its consolidated financial statements.

In January 2017, the FASB issued the update “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The update eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The update is effective for fiscal and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management has determined that this update would have had no impact on the consolidated financial statements for the periods presented if it had been effective during those periods.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

In March 2017, the FASB issued the update “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation – Retirement Benefits. The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented, and be appropriately described (or disclosed in the notes when one is not presented). The update also allows only the service cost component (and not the other components of periodic benefit costs) to be eligible for capitalization when applicable, making no exception for specialized industries, including rate-regulated industries. Southwest is a rate-regulated utility offering pension and postretirement benefits to retired employees. Rate-regulated entities providing utility and transmission services have historically capitalized a portion of periodic benefit costs (including non-service cost components) in utility infrastructure (for instance, when productive labor is also charged to capital work orders). The portion capitalized becomes a component of depreciation rate development by efforts of companies and their regulatory commissions. The industry is currently evaluating whether this update could cause a difference (not currently existing), between accounting reflected in general purpose financial statements versus financial statements and information utilized for regulatory reporting and ratemaking purposes. Deliberations center on whether companies will be able to implement the provisions of the update for all purposes, only for general purpose financial reporting purposes, or whether regulatory reporting and economics will give effect to other related changes necessary in general purpose financial statements. If the provisions of the update cannot be implemented for all purposes, substantial effort could be required to maintain separate records and to provide reasonable reconciliation means for users of both. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Due to the industry deliberations noted above, management has not fully completed its evaluation at this time. As efforts continue, management will be evaluating the various impacts this update will have on its consolidated financial statements and disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Note 2 – Components of Net Periodic Benefit Cost

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.

Net periodic benefit costs included in the table below are components of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of net periodic benefit costs to the same accounts to which productive labor is charged. As a result, net periodic benefit costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest.

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$5,848	$5,709	$22,972	$24,552
Interest cost	11,520	11,506	46,041	44,677
Expected return on plan assets	(13,799)	(14,140)	(56,217)	(57,496)
Amortization of net actuarial loss	6,001	6,317	24,950	30,875

Net periodic benefit cost	$9,570	$9,392	$37,746	$42,608

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$78	$82	$327	$322
Interest cost	471	465	1,865	1,737
Amortization of net actuarial loss	360	346	1,397	1,315

Net periodic benefit cost	$909	$893	$3,589	$3,374

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$367	$374	$1,492	$1,604
Interest cost	808	796	3,192	3,046
Expected return on plan assets	(840)	(788)	(3,201)	(3,386)
Amortization of prior service costs	334	334	1,335	1,336
Amortization of net actuarial loss	—	104	313	362

Net periodic benefit cost	$669	$820	$3,131	$2,962

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Note 3 – Segment Information

The Company has two reportable segments: natural gas operations and construction services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the company. In order to reconcile to net income as disclosed in the Condensed Consolidated Income Statements, an Other column is included associated with impacts related to corporate and administrative activities related to Southwest Gas Holdings, Inc. The following tables present revenues from external customers, intersegment revenues, and segment net income for the two reportable segments (thousands of dollars):

	Natural Gas	Construction
	Operations	Services	Other	Total
Three months ended March 31, 2017
Revenues from external customers	$462,602	$170,839	$—	$633,441
Intersegment revenues	—	21,296	—	21,296

Total	$462,602	$192,135	$—	$654,737

Segment net income (loss)	$76,938	$(7,334)	$(296)	$69,308

Three months ended March 31, 2016
Revenues from external customers	$525,100	$183,961	$—	$709,061
Intersegment revenues	—	22,187	—	22,187

Total	$525,100	$206,148	$—	$731,248

Segment net income (loss)	$77,583	$(2,137)	$—	$75,446

	Natural Gas	Construction
	Operations	Services	Other	Total
Twelve months ended March 31, 2017
Revenues from external customers	$1,258,914	$1,027,835	$—	$2,286,749
Intersegment revenues	—	97,230	—	97,230

Total	$1,258,914	$1,125,065	$—	$2,383,979

Segment net income (loss)	$118,778	$27,421	$(296)	$145,903

Twelve months ended March 31, 2016
Revenues from external customers	$1,426,624	$927,742	$—	$2,354,366
Intersegment revenues	—	106,287	—	106,287

Total	$1,426,624	$1,034,029	$—	$2,460,653

Segment net income	$110,287	$31,493	$—	$141,780

Note 4 – Derivatives and Fair Value Measurements

Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest utilizes fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2017 through March 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2017	December 31, 2016
Contract notional amounts	8,799	10,543

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three- and twelve-month periods ended March 31, 2017 and 2016 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	March 31				March 31
Instrument	Recognized in Income on Derivative	2017		2016		2017		2016
Swaps	Net cost of gas sold	$(5,137)		$(1,212)		$1,081		$(6,696)
Swaps	Net cost of gas sold	5,137	*	1,212	*	(1,081	)*	6,696	*

Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

No gains (losses) were recognized in net income or other comprehensive income during the periods presented for derivatives designated as cash flow hedging instruments. Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”), both of which were designated cash flow hedges, to partially hedge the risk of interest rate variability during the period leading up to the planned issuance of debt. The first FSIRS terminated in December 2010. The second FSIRS terminated in March 2012. Losses on both FSIRS are being amortized over ten-year periods from Accumulated other comprehensive income (loss) into interest expense.

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2017 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Prepaids and other current assets	$142	$(20)	$122
Swaps	Other current liabilities	167	(697)	(530)
Swaps	Other deferred credits	—	(736)	(736)

Total		$309	$(1,453)	$(1,144)

December 31, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$899	$(54)	$845
Swaps	Prepaids and other current assets	3,551	(19)	3,532

Total		$4,450	$(73)	$4,377

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). Master netting arrangements exist with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, management has elected to reflect the net amounts in its balance sheets. There was no outstanding collateral associated with the Swaps during either period shown in the above table.

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, unrealized gains and losses in fair value of the Swaps are recorded as a regulatory asset and/or liability. When the Swaps mature, any prior positions held are reversed and the settled position is recorded as an increase or decrease of purchased gas under the related purchased gas adjustment (“PGA”) mechanism in determining its deferred PGA balances. Neither changes in fair value, nor settled amounts, of Swaps have a direct effect on earnings or other comprehensive income.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Twelve Months Ended
(Thousands of dollars)	March 31, 2017	March 31, 2017
Paid to counterparties	$1,301	$2,560

Received from counterparties	$1,685	$2,411

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

March 31, 2017 Instrument	Balance Sheet Location	Net Total
Swaps	Other current liabilities	$(122)
Swaps	Prepaids and other current assets	530
Swaps	Deferred charges and other assets	736

December 31, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(845)
Swaps	Other current liabilities	(3,532)

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2017 and December 31, 2016 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2017	December 31, 2016
Assets at fair value:
Prepaids and other current assets - Swaps	$122	$3,532
Deferred charges and other assets - Swaps	—	845
Liabilities at fair value:
Other current liabilities - Swaps	(530)	—
Other deferred credits - Swaps	(736)	—

Net Assets (Liabilities)	$(1,144)	$4,377

No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

With regard to the fair values of assets associated with pension and postretirement benefit plans, asset values were last updated as required as of December 2016. Refer to Note 10 – Pension and Other Post Retirement Benefits in the 2016 Annual Report to Shareholders on Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Note 5 – Common Stock

In January 2017, the holding company reorganization was made effective and each outstanding share of Southwest Gas Corporation common stock was converted into a share of common stock in Southwest Gas Holdings, Inc., on a one-for-one basis. The ticker symbol of the stock, “SWX,” remained unchanged, and Southwest Gas Corporation became a wholly owned subsidiary of Southwest Gas Holdings, Inc.

On March 29, 2017, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). No shares of the Company’s common stock have been sold under that registration statement.

During the three months ended March 31, 2017, the Company issued approximately 67,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of long-term debt and related estimated fair values as of March 31, 2017 and December 31, 2016 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair market values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The market values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Since Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

	March 31, 2017		December 31, 2016
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$130,193	$125,000	$129,703
Notes, 6.1%, due 2041	125,000	150,255	125,000	149,734
Notes, 3.875%, due 2022	250,000	257,328	250,000	254,900
Notes, 4.875%, due 2043	250,000	264,968	250,000	266,793
Notes, 3.8%, due 2046	300,000	282,501	300,000	283,029
8% Series, due 2026	75,000	94,822	75,000	94,691
Medium-term notes, 7.59% series, due 2017	—	—	25,000	25,040
Medium-term notes, 7.78% series, due 2022	25,000	29,269	25,000	29,290
Medium-term notes, 7.92% series, due 2027	25,000	31,947	25,000	31,905
Medium-term notes, 6.76% series, due 2027	7,500	8,792	7,500	8,769
Unamortized discount and debt issuance costs	(9,788)		(9,931)

	1,172,712		1,197,569

Revolving credit facility and commercial paper	15,000	15,000	5,000	5,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(2,397)		(2,489)

	197,603		197,511

Less: current maturities	—		(25,000)

Long-term debt, less current maturities - Southwest Gas Corporation	1,385,315		1,375,080

Centuri:
Centuri term loan facility	105,358	105,944	106,700	106,819
Unamortized debt issuance costs	(485)		(516)

	104,873		106,184
Centuri secured revolving credit facility	51,054	51,144	41,185	41,292
Centuri other debt obligations	48,954	49,078	52,635	52,840
Less: current maturities	(26,064)		(25,101)

Long-term debt, less current maturities - Centuri	178,817		174,903

Consolidated Southwest Gas Holdings, Inc.:
Long-term debt	1,590,196		1,600,084
Less: current maturities	(26,064)		(50,101)

Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$1,564,132		$1,549,983

In March 2017, Southwest amended its credit facility, increasing the borrowing capacity from $300 million to $400 million. Also, the facility was previously scheduled to expire in March 2021 and was extended to March 2022. Southwest continues to designate $150 million of capacity related to the facility as long-term debt and with the total capacity now available, has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Southwest’s senior unsecured debt rating. At March 31, 2017, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2017, $15 million was outstanding on the long-term and no borrowings were outstanding on the short-term portions of this credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At March 31, 2017, $156 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at March 31, 2017 totaled $412 million.

Note 7 – Short-Term Debt

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. Interest rates for this facility are calculated at either the LIBOR or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. The applicable margin ranges from 0.75% to 1.5% for loans bearing interest with reference to LIBOR and from 0% to 0.5% for loans bearing interest with reference to the alternative base rate. The Company is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.2% per annum. At March 31, 2017, no borrowings were outstanding on this facility.

Note 8 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest for Southwest Gas Holdings, Inc. on a consolidated basis during the three months ended March 31, 2017.

	Southwest Gas Holdings, Inc. Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2016	47,482	$49,112	$903,123	$(48,008)	$759,263	$(2,217)	$1,661,273	$22,590
Common stock issuances	67	67	6,239				6,306
Net income (loss)					69,308	(45)	69,263	(258)
Redemption value adjustments					(1,288)		(1,288)	1,288
Foreign currency exchange translation adj.				213			213	7
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				595			595
Amounts reclassified to net income, net of tax (FSIRS)				518			518
Centuri dividend to redeemable noncontrolling interest								(102)
Dividends declared
Common: $0.495 per share					(23,761)		(23,761)

MARCH 31, 2017	47,549	$49,179	$909,362	$(46,682)	$803,522	$(2,262)	$1,713,119	$23,525

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

The table below provides details of activity in equity for Southwest Gas Corporation during the three months ended March 31, 2017. Effective in January 2017, Southwest became subsidiary of Southwest Gas Holdings, Inc., and only equity shares of the latter are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Total
DECEMBER 31, 2016	47,482	$49,112	$897,346	$(45,639)	$767,061	$1,667,880
Net income					76,938	76,938
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				595		595
Amounts reclassified to net income, net of tax (FSIRS)				518		518
Distribution to Southwest Gas Holdings, Inc. investment in discontinued operations					(182,773)	(182,773)
Stock-based compensation (a)			5,906		(195)	5,711
Dividends declared to Southwest Gas Holdings, Inc.					(18,530)	(18,530)

MARCH 31, 2017	47,482	$49,112	$903,252	$(44,526)	$642,501	$1,550,339

(a)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

The table above gives effect to the holding company reorganization whereby Southwest and Centuri became subsidiaries of the Company. The historic investment in Centuri was distributed to the parent holding company. This presentation is only applicable to Southwest and not to the Company overall, as Centuri continues to be included in the continuing operations of the Company. Also in connection with the holding company creation, compensation plans of Southwest include programs that will be settled with equity shares issued by Southwest Gas Holdings, Inc. Management has determined that when no consideration is directly exchanged for these programs between Southwest and the Company, the accounting impact at Southwest for these programs is reflected both as compensation expense and as an equity contribution (of the parent) in Southwest.

The following information provides insight into amounts impacting the Company’s Other Comprehensive Income (Loss), both before and after-tax, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and the associated column in the equity table above, as well as the Redeemable Noncontrolling Interest. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(127)	$207	$334	$(127)	$207
Amortization of net actuarial (gain)/loss	6,361	(2,417)	3,944	6,767	(2,571)	4,196
Regulatory adjustment	(5,735)	2,179	(3,556)	(6,123)	2,327	(3,796)

Pension plans other comprehensive income (loss)	960	(365)	595	978	(371)	607
FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(318)	518	836	(317)	519

FSIRS other comprehensive income	836	(318)	518	836	(317)	519

Total other comprehensive income (loss) - Southwest Gas Corporation	1,796	(683)	1,113	1,814	(688)	1,126

Foreign currency translation adjustments:
Translation adjustments	220	—	220	782	—	782

Foreign currency other comprehensive income (loss)	220	—	220	782	—	782

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,016	$(683)	$1,333	$2,596	$(688)	$1,908

	Twelve Months Ended			Twelve Months Ended
	March 31, 2017			March 31, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(22,770)	$8,652	$(14,118)	$(30,519)	$11,597	$(18,922)
Amortization of prior service cost	1,335	(507)	828	1,336	(507)	829
Amortization of net actuarial (gain)/loss	26,660	(10,131)	16,529	32,552	(12,370)	20,182
Regulatory adjustment	(5,196)	1,974	(3,222)	(3,982)	1,514	(2,468)

Pension plans other comprehensive income (loss)	29	(12)	17	(613)	234	(379)
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,345	(1,271)	2,074	3,344	(1,271)	2,073

FSIRS other comprehensive income (loss)	3,345	(1,271)	2,074	3,344	(1,271)	2,073

Total other comprehensive income (loss) - Southwest Gas Corporation	3,374	(1,283)	2,091	2,731	(1,037)	1,694

Foreign currency translation adjustments:
Translation adjustments	(401)	—	(401)	100	—	100

Foreign currency other comprehensive income (loss)	(401)	—	(401)	100	—	100

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,973	$(1,283)	$1,690	$2,831	$(1,037)	$1,794

(1)

Tax amounts are calculated using a 38% rate. The Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other Comprehensive Income, as repatriation of earnings is not anticipated.

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2017, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(2,369)	$—	$(2,369)	$(48,008)

Translation adjustments	—	—	—	—	—	—	220	—	220	220

Other comprehensive income before reclassifications	—	—	—	—	—	—	220	—	220	220
FSIRS amounts reclassified from AOCI (1)	—	—	—	836	(318)	518	—	—	—	518
Amortization of prior service cost (2)	334	(127)	207	—	—	—	—	—	—	207
Amortization of net actuarial loss (2)	6,361	(2,417)	3,944	—	—	—	—	—	—	3,944
Regulatory adjustment (3)	(5,735)	2,179	(3,556)	—	—	—	—	—	—	(3,556)

Net current period other comprehensive income (loss)	960	(365)	595	836	(318)	518	220	—	220	1,333
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	7	—	7	7

Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	960	(365)	595	836	(318)	518	213	—	213	1,326

Ending Balance AOCI March 31, 2017	$(56,653)	$21,528	$(35,125)	$(15,163)	$5,762	$(9,401)	$(2,156)	$—	$(2,156)	$(46,682)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Company’s Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Company’s Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 38% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(45,639)

FSIRS amounts reclassified from AOCI (5)	—	—	—	836	(318)	518	518
Amortization of prior service cost (6)	334	(127)	207	—	—	—	207
Amortization of net actuarial loss (6)	6,361	(2,417)	3,944	—	—	—	3,944
Regulatory adjustment (7)	(5,735)	2,179	(3,556)	—	—	—	(3,556)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	960	(365)	595	836	(318)	518	1,113

Ending Balance AOCI March 31, 2017	$(56,653)	$21,528	$(35,125)	$(15,163)	$5,762	$(9,401)	$(44,526)

(5)	The FSIRS reclassification amounts are included in the Net interest deductions line item on Southwest’s Condensed Consolidated Statements of Income.
(6)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(7)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on Southwest’s Condensed Consolidated Balance Sheets).

(8)	Tax amounts are calculated using a 38% rate.

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	March 31, 2017	December 31, 2016
Net actuarial (loss) gain	$(424,612)	$(430,973)
Prior service cost	(5,369)	(5,703)
Less: amount recognized in regulatory assets	373,328	379,063

Recognized in AOCI	$(56,653)	$(57,613)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Note 9 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies currently hold a 3.4% equity interest in Centuri. The previous owners are able to exit their investment retained by requiring the purchase of a portion of their interest (a portion is already eligible for redemption). Incremental amounts will become eligible each year. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained is subject to the election beginning in July 2022. Due to the ability of the noncontrolling parties to redeem their interest for cash, their interest is presented on the Company’s Condensed Consolidated Balance Sheet at March 31, 2017 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity). The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2016	$22,590
Net income (loss) attributable to redeemable noncontrolling interest	(258)
Foreign currency exchange translation adjustment	7
Centuri dividend to redeemable noncontrolling interest	(102)
Adjustment to redemption value	1,288

Balance, March 31, 2017	$23,525

Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation

No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments (Centuri operations continue to be part of continuing operations of the controlled group of companies), and financial information related to Centuri continues to be included in condensed consolidated financial statements of Southwest Gas Holdings, Inc.

However, as part of the holding company reorganization effective January 2017, Centuri is no longer a subsidiary of Southwest; whereas historically, Centuri had been a direct subsidiary of Southwest. To give effect to this change, the condensed consolidated financial statements related to Southwest Gas Corporation, which are separately included in this Form 10-Q, depict Centuri-related amounts as discontinued operations for periods prior to January 2017.

Due to the discontinued operations accounting reflection, the following disclosures provide additional information regarding the assets, liabilities, equity, revenues, and expenses of Centuri which are shown as discontinued operations on the condensed consolidated financial statements of Southwest Gas Corporation for periods prior to the beginning of 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

The following table presents the major categories of assets and liabilities within the amounts reported as discontinued operations – construction services in the Condensed Consolidated Balance Sheet of Southwest Gas Corporation:

(Thousands of dollars)	December 31, 2016
Assets:
Other property and investments	$233,774
Cash and cash equivalents	9,042
Accounts receivable, net of allowances	173,300
Prepaids and other current assets	10,470
Goodwill	129,888
Other noncurrent assets	22,897

Discontinued operations - construction services - assets	$579,371

Liabilities:
Current maturities of long-term debt	$25,101
Accounts payable	46,440
Other current liabilities	74,518
Long-term debt, less current maturities	174,903
Deferred income taxes and other deferred credits	59,653

Discontinued operations - construction services - liabilities	$380,615

The following table presents the components of the Discontinued operations – construction services non-owner equity amount shown in the Southwest Gas Corporation Condensed Consolidated Balance Sheet:

(Thousands of dollars)	December 31, 2016
Construction services equity	$(4,390)
Construction services noncontrolling interest	(2,217)
Construction services redeemable noncontrolling interest	22,590

Discontinued operations - construction services non-owner equity	$15,983

The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Income Statements of Southwest Gas Corporation:

	Three	Twelve	Twelve
	Months Ended	Months Ended	Months Ended
(Thousands of dollars)	March 31, 2016	March 31, 2017	March 31, 2016
Construction revenues	$206,148	$932,930	$1,034,029
Operating expenses:
Construction expenses	193,382	831,041	917,235
Depreciation and amortization	14,615	41,054	57,479

Operating income (loss)	(1,849)	60,835	59,315
Other income (deductions)	(34)	1,227	883
Net interest deductions	1,491	5,172	7,394

Income (loss) before income taxes	(3,374)	56,890	52,804
Income tax expense (benefit)	(1,146)	21,030	20,185

Net income (loss)	(2,228)	35,860	32,619
Net income (loss) attributable to noncontrolling interests	(91)	1,105	1,126

Discontinued operations - construction services - net income (loss)	$(2,137)	$34,755	$31,493

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and 96.6% of the common stock of Centuri Construction Group Inc. (“Centuri” or the “construction services” segment). As part of the holding company reorganization effective January 2017, Centuri and Southwest are now subsidiaries of Southwest Gas Holdings, Inc.; whereas historically, Centuri had been a direct subsidiary of Southwest. Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) has two business segments (natural gas operations and construction services), which are discussed below.

Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.

As of March 31, 2017, Southwest had 1,994,000 residential, commercial, industrial, and other natural gas customers, of which 1,064,000 customers were located in Arizona, 737,000 in Nevada, and 193,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2017, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin (gas operating revenues less the net cost of gas sold) from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is the measure of gas operating revenues less the net cost of gas sold. Management uses operating margin as a main benchmark in comparing operating results from period to period. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest’s service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on margin, allowing Southwest to pursue energy efficiency initiatives.

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions primarily for energy services utilities. Centuri operates in 24 major markets in the United States (primarily as NPL) and in 3 major markets in Canada (as NPL Canada (formerly Link-Line Contractors Ltd.), and W.S. Nicholls). Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2016 Annual Report to Shareholders, which is incorporated by reference into the 2016 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 80% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$76,938	$77,583	$118,778	$110,287
Construction services	(7,334)	(2,137)	27,421	31,493
Corporate and administrative	(296)	—	(296)	—

Net income	$69,308	$75,446	$145,903	$141,780

Average number of common shares outstanding	47,530	47,437	47,492	47,196

Basic earnings per share
Consolidated	$1.46	$1.59	$3.07	$3.00

Natural Gas Operations
Gas operating revenues	$462,602	$525,100	$1,258,914	$1,426,624
Net cost of gas sold	146,879	213,600	330,400	523,647

Operating margin	$315,723	$311,500	$928,514	$902,977

1st Quarter 2017 Overview

Southwest Gas Holdings, Inc. highlights:

•	Holding Company reorganization – effective January 2017

•	Entered into a $100 million credit facility that expires in March 2022

•	Initiated a $150 million Equity Shelf Program

Natural gas operations highlights:

•	30,000 net new customers (1.5% growth rate)

•	Operating income declined $4.9 million compared to the prior-year quarter

•	Other income increased $1.9 million between quarters

•	Amended credit facility borrowing capacity from $300 million to $400 million

•	Settlement approved in Arizona general rate case – effective April 2017

Construction services highlights:

•	Revenues decreased $14 million compared to the prior-year quarter due to a customer-initiated temporary work stoppage and poor weather

•	Depreciation and amortization declined $3.3 million compared to the prior-year quarter

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$462,602	$525,100
Net cost of gas sold	146,879	213,600

Operating margin	315,723	311,500
Operations and maintenance expense	108,679	100,797
Depreciation and amortization	61,195	60,745
Taxes other than income taxes	14,782	14,013

Operating income	131,067	135,945
Other income (deductions)	3,611	1,755
Net interest deductions	17,210	16,230

Income before income taxes	117,468	121,470
Income tax expense	40,530	43,887

Contribution to consolidated net income	$76,938	$77,583

The contribution to consolidated net income from natural gas operations decreased $645,000 between the first quarters of 2017 and 2016. The decline was primarily due to higher operating expenses, partially offset by increases in operating margin and other income.

Operating margin increased $4 million between quarters. Approximately $3 million was attributable to customer growth, as nearly 30,000 net new customers were added during the last twelve months. Rate relief in the California jurisdiction provided $1 million in operating margin (see Rates and Regulatory Proceedings).

Operations and maintenance expense increased $7.9 million, or 8%, between quarters due primarily to higher employee-related expenses and general cost increases. Employee-related expenses reflect higher pension and self-insured medical costs, as well as approximately $2.6 million of incremental costs associated with the timing of recognizing expenses for incentive plan grants (including acceleration for retirement-eligible employees).

Depreciation and amortization expense increased $450,000 between quarters primarily due to an increase of $336 million, or 6%, in average gas plant in service for the current quarter compared to the corresponding quarter a year ago. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense. The depreciation increase was mostly offset by a decline of approximately $2.2 million in amortization related to the recovery of regulatory assets.

Taxes other than income taxes increased $769,000, or 5%, between quarters primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona.

Other income, which principally includes returns on company-owned life insurance (“COLI”) policies and non-utility expenses, increased $1.9 million between quarters. The current quarter reflects $2.8 million of COLI-related income associated with COLI policy cash surrender value increases, while the prior-year quarter reflected $900,000 of COLI-related income.

Net interest deductions increased $980,000 between periods, primarily due to the September 2016 issuance of $300 million of senior notes, partially offset by reductions associated with the redemption of debt ($100 million of 4.85% IDRBs in July 2016, and $24.9 million of 4.75% IDRBs in September 2016).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Results of Natural Gas Operations

Twelve-Month Analysis

	Twelve Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$1,258,914	$1,426,624
Net cost of gas sold	330,400	523,647

Operating margin	928,514	902,977
Operations and maintenance expense	409,606	398,486
Depreciation and amortization	233,913	220,525
Taxes other than income taxes	53,145	50,409

Operating income	231,850	233,557
Other income (deductions)	10,132	1,445
Net interest deductions	67,977	64,229

Income before income taxes	174,005	170,773
Income tax expense	55,227	60,486

Contribution to consolidated net income	$118,778	$110,287

Contribution to consolidated net income from natural gas operations increased by $8.5 million between the twelve-month periods of 2017 and 2016. The increase was primarily due to higher other income.

Operating margin increased $26 million between periods including $9 million attributable to customer growth and a combined $8 million of rate relief in the California jurisdiction and Paiute Pipeline Company. Operating margin attributable to the Nevada conservation and energy efficiency surcharge implemented in January 2016 provided $7 million of the increase in the current twelve-month period due to the date of implementation. Operating margin associated with other recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues improved $2 million.

Operations and maintenance expense increased $11.1 million, or 3%, between periods primarily due to general cost increases and higher employee medical expenses, partially offset by lower pension costs. In addition, expenses for pipeline integrity management and damage prevention programs increased (collectively, $1.8 million).

Depreciation and amortization expense increased $13.4 million, or 6%, between periods. Average gas plant in service for the current period increased $349 million, or 6%, as compared to the prior period. This was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new business, which collectively resulted in increased depreciation expense.

Taxes other than income taxes increased $2.7 million between periods primarily due to higher property taxes principally related to net plant additions and increased property taxes in Arizona.

Other income increased $8.7 million between the twelve-month periods of 2017 and 2016. The current period reflects a $9.3 million increase in COLI policy cash surrender values and recognized death benefits (combined), while the prior-year period included a $900,000 COLI-related loss.

Net interest deductions increased $3.7 million between periods, primarily due to higher interest expense associated with deferred purchased gas adjustment (“PGA”) balances and the issuance of $300 million of senior notes. The increase was substantially offset by reductions associated with the redemption of debt ($20 million of 5.25% IDRBs in September 2015, $100 million of 4.85% IDRBs in July 2016, and $24.9 million of 4.75% IDRBs in September 2016).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Results of Construction Services

Quarterly Analysis

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Construction revenues	$192,135	$206,148
Operating expenses:
Construction expenses	191,956	193,382
Depreciation and amortization	11,283	14,615

Operating income (loss)	(11,104)	(1,849)
Other income (deductions)	254	(34)
Net interest deductions	1,504	1,491

Income (loss) before income taxes	(12,354)	(3,374)
Income tax expense (benefit)	(4,717)	(1,146)

Net income (loss)	(7,637)	(2,228)
Net income (loss) attributable to noncontrolling interests	(303)	(91)

Contribution to consolidated net income (loss) attributable to Centuri	$(7,334)	$(2,137)

Net contribution from construction services declined in the current quarter by $5.2 million when compared to the prior-year quarter. Results were negatively impacted by a significant customer initiating a temporary work stoppage during the first quarter of 2017 due to regulatory issues attributable to requalifying employees of all contractors working on its natural gas system. Poor weather also negatively impacted current-period results. These impacts were partially offset by lower depreciation and amortization.

Revenues decreased $14 million, or 7%, in the first quarter of 2017 when compared to the prior-year quarter. The suspension of work during the first quarter of 2017 noted above resulted in a $10.5 million reduction in revenue and a $3.6 million pre-tax loss. Additionally, inclement weather in several operating areas negatively impacted revenues and reduced productivity and revenues in the current quarter, whereas unseasonably warm weather during the prior-year quarter allowed for incremental work to be completed.

Construction expenses decreased $1.4 million, or 1%, between quarters. The decline in construction expenses is disproportionate to that noted with regard to revenues above due in part to logistics surrounding the timing and length of the temporary work stoppage with the significant customer, and to higher labor costs incurred to complete work during inclement weather conditions in the current-year quarter. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $339,000 and $1.3 million for the first quarters of 2017 and 2016, respectively.

Depreciation and amortization expense decreased $3.3 million between quarters, primarily due to a $3.5 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment during the past 12 months.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Results of Construction Services

Twelve-Month Analysis

	Twelve Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Construction revenues	$1,125,065	$1,034,029
Operating expenses:
Construction expenses	1,022,997	917,235
Depreciation and amortization	52,337	57,479

Operating income	49,731	59,315
Other income (deductions)	1,481	883
Net interest deductions	6,676	7,394

Income before income taxes	44,536	52,804
Income tax expense	16,313	20,185

Net income	28,223	32,619
Net income attributable to noncontrolling interests	802	1,126

Contribution to consolidated net income attributable to Centuri	$27,421	$31,493

Contribution to consolidated net income from construction services for the twelve-month period ended March 31, 2017 decreased $4.1 million compared to the same period of 2016. The decrease is primarily due to higher construction costs relative to increased revenues, resulting in pre-tax losses on a couple of notable projects, partially offset by a decline in depreciation and amortization.

Revenues increased $91 million, or 9%, in the current twelve-month period compared to the same period of 2016 primarily due to additional pipe replacement work for natural gas distribution customers. During the past several years, Centuri has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended March 31, 2017 and 2016, revenues from replacement work provided over 60% of total revenues.

Construction expenses increased $105.8 million, or 12% between periods, due to additional pipe replacement work, higher labor costs experienced due to changes in the mix of work with existing customers, start-up costs associated with new customer contracts, and greater operating expenses to support increased growth in operations. Additionally, the temporary stoppage with a significant customer during the first quarter of 2017, including logistics surrounding the timing and length of the work stoppage, resulted in costs disproportionate to revenues and a pre-tax loss of $3.6 million. Gains on sale of equipment (reflected as an offset to construction expenses) were $6.2 million and $2.9 million for the twelve-month periods of 2017 and 2016, respectively.

Depreciation and amortization expense decreased $5.1 million between the current and prior-year periods primarily due to an $8.8 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment over the last twelve months, partially offset by a $3.7 million increase in depreciation on additional equipment purchased to support the growing volume of work being performed.

Net interest deductions decreased $718,000 between periods primarily due to lower interest rates and lower average outstanding borrowings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect existing levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requested an overall rate of return of 7.82% on an original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing included a depreciation study that supported a proposal to reduce currently effective depreciation expense by approximately $42 million, which was considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, resulted in a net annual operating income increase request of $74 million. A settlement was reached among several parties in December 2016 and a formal draft settlement was filed in January 2017. Hearings were held in February 2017, and the ACC approved the settlement agreement in April 2017. The settlement provides for an overall operating revenue increase of $16 million and the capital structure and cost of capital as proposed by Southwest, with the exception of the return on common equity, which was set at 9.50%. Depreciation expense is expected to be reduced by $44.7 million, for a combined net annual operating income increase of $60.7 million. Other key elements of the settlement include approval of the continuation and expansion of the current Customer-Owned Yard Line (“COYL”) program (adding the ability to seek out COYLs through a targeted approach and mobilization of work crews for replacement), a property tax mechanism to defer changes in property tax expense for recovery in the next general rate case, implementation of a vintage steel pipe replacement program, and a continuation of the current decoupled rate design, excluding a winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also includes a three-year rate case moratorium prohibiting a new application to adjust base rates from being filed prior to May 2019. New rates were effective April 2017.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. Following the December 2014 preapproval, Southwest purchased the site for the facility and completed detailed engineering design specifications for the purpose of soliciting bids for the engineering, procurement and construction (“EPC”) of the facility. Southwest solicited requests for proposals for the EPC phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which was approved by the ACC in December 2016. Through March 2017, Southwest has incurred approximately $5.3 million in capital expenditures toward the project (including land acquisition costs). Construction is expected to commence in September 2017 and be completed by the end of 2019.

COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. Effective June 2013, the ACC authorized a surcharge to recover the costs of depreciation and pre-tax return on the costs incurred to replace and relocate service lines and meters. The surcharge is revised annually as the program progresses. In 2014, Southwest received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. In the most recent annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital projects completed under both Phase I and Phase II during 2016. In April 2017, the ACC issued a proposed decision approving the surcharge application, expected to be effective in June 2017, upon final approval. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the its recently completed general rate proceeding, as discussed above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

California Jurisdiction

Attrition Filing. In November 2016, Southwest made its latest annual post-test year (“PTY”) attrition filing with the California Public Utilities Commission (“CPUC”), requesting annual revenue increases of $2.1 million in southern California, $513,000 in northern California, and $256,000 for South Lake Tahoe. This filing was approved in December 2016 and rates were made effective in January 2017. At the same time, rates were updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.

In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual PTY attrition adjustments through 2020 from 2018. That latest rate case decision would have required Southwest to file its next general rate application by September 2017. Southwest believes this extension would be in the public interest as it allows customers two additional years of reasonable and relatively stable rates, and would not be expected to be detrimental to Southwest. Expedited consideration was requested; however, a decision regarding extending the rate case filing deadline has not yet been received. If a decision is not issued prior to the required application date, or one is issued denying the ability to extend the filing deadline, Southwest will file the general rate application by the September deadline.

Nevada Jurisdiction

General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing with the Public Utilities Commission of Nevada (“PUCN”) in June 2016, Southwest requested authorization to adjust rates associated with its revenue decoupling mechanism (General Revenues Adjustment, or “GRA”). The ARA, including amounts to refund the over-collected balance in the accounts associated with this mechanism, was approved in December 2016, with rates effective January 2017. The rate adjustment is expected to refund approximately $16.7 million during 2017. While there is no impact to net income overall from this rate adjustment, operating cash flows will be reduced as the regulatory liability balance is refunded.

Infrastructure Replacement Mechanisms. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that does not currently provide incremental revenues. Associated with such mechanism, each year, Southwest files a Gas Infrastructure Replacement (“GIR”) Advance Application requesting authority to replace qualifying infrastructure and files separately as part of an annual GIR filing to reset the recovery surcharge, related to previously approved and completed projects. For projects approved in 2015 and completed in 2016, the annualized revenue was approximately $4.5 million. In September 2016, Southwest filed to adjust the GIR surcharge to recover the annual revenue requirement for amounts previously deferred. This filing was approved in December 2016 and new rates became effective January 2017. In June 2016, Southwest filed an Advance Application for projects expected to be completed during 2017, proposing approximately $60 million of accelerated pipe replacement to include early vintage plastic, early vintage steel, and a COYL program. The COYL program, while not large in magnitude, represents the first of its kind in Nevada, modeled after the program in place in Southwest’s Arizona jurisdiction for several years. The PUCN issued an Order on the Advance Application in October 2016, approving approximately $57.3 million of replacement work with an annualized revenue requirement estimated at approximately $5.3 million. The proposed COYL program was approved for the northern Nevada rate jurisdiction, but consideration for the southern Nevada rate jurisdiction was deferred until 2020, at which time certain early vintage plastic pipe programs are expected to be completed.

Subsequent to three GIR rate applications, the GIR regulations require Southwest to either file a general rate case or a request for waiver before it can file another GIR advance application. The October 2016 rate application was the third such filing by Southwest subject to these regulations, necessitating a request for waiver to permit Southwest to proceed with the GIR program without filing a general rate case in 2017. This waiver was approved by the PUCN in January 2017; however, in order to continue the GIR program in 2018, a general rate case will need to be filed before June 2018.

Conservation and Energy Efficiency (“CEE”). In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of initial program costs was approved as part of the most recent general rate case, amounts incurred subsequent to May 2012 (the certification period) continued to be deferred. Approved rates for the post-May 2012 costs deferred (including previously expected program expenditures for 2016) became effective January 2016 and resulted in annualized margin increases of $2 million in northern Nevada and $8.5 million in southern Nevada. As part of the ARA filing approved in December

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

2016, Southwest modified rates, effective January 2017, expected to result in annualized margin decreases of $1.4 million in northern Nevada and $1.3 million in southern Nevada. There is, however, no anticipated impact to net income overall from these lower recoveries as amortization expense will also be reduced.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute Pipeline Company (“Paiute”) evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. The project is anticipated to consist of 8.4 miles of additional transmission pipeline infrastructure at an approximate cost of $17 million. A formal certificate application is expected to be filed in mid-2017, which will include an applicant environmental assessment. If the process progresses as planned, the additional facilities could be in place by the end of 2018.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2017, under-collections in Arizona, Northern Nevada, and California resulted in an asset of $9.1 million and over-collections in Southern Nevada resulted in a liability of $27.1 million on the Company’s and Southwest’s condensed consolidated balance sheets. Gas cost rates paid to suppliers have been higher than amounts recovered from customers during the first three months of 2017, resulting in fluctuations since December 31, 2016. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	March 31, 2017	December 31, 2016	March 31, 2016
Arizona	$7,845	$(20,349)	$(24,672)
Northern Nevada	1,069	(3,339)	(12,582)
Southern Nevada	(27,104)	(66,788)	(63,416)
California	228	2,608	(317)

	$(17,962)	$(87,868)	$(100,987)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). During the past three years, cost savings were achieved from debt refinancing and strategic debt redemptions. Certain pipe replacement work was accelerated during these years to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Cash Flows

Southwest Gas Corporation:

Operating Cash Flows. Cash flows provided by operating activities decreased $141 million in the first three months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs, which favorably impacted the prior-year quarter, but had the opposite impact in the current quarter. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in investing activities increased $16.6 million in the first three months of 2017 as compared to the same period of 2016. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement.

Financing Cash Flows. Net cash used in financing activities decreased $152 million in the first three months of 2017 as compared to the same period of 2016. The decline was primarily due to the repayment of borrowings under the credit facility and commercial paper program in the prior-year quarter.

Southwest Gas Holdings, Inc.:

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $152.7 million in the first three months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs noted above.

Investing Cash Flows. Cash used in consolidated investing activities increased $2.2 million in the first three months of 2017 as compared to the same period of 2016. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement, partially offset by a reduction in equipment purchases by Centuri.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $145.3 million in the first three months of 2017 as compared to the same period of 2016. The decline was primarily due to the repayment of borrowings under the credit facility and commercial paper program in the prior-year quarter. Dividends paid increased in the first quarter of 2017 as compared to the first quarter of 2016 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The Company issued approximately 67,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management Incentive Plan.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended March 31, 2017, construction expenditures for the natural gas operations segment were $468 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $368 million during this time and provided approximately 67% of construction expenditures and dividend requirements.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2019 will be between $1.6 billion and $1.8 billion. Of this amount, approximately $570 million is expected to be incurred in 2017. Southwest plans to continue, as appropriate, to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent approval in Nevada to complete $57.3 million in accelerated replacement projects in Nevada in 2017 as well as programs included in the recently approved Arizona general rate case settlement (the continuation of the COYL program and implementation of a vintage steel pipe replacement program). Southwest may expand existing, or initiate new, programs. If efforts continue to be successful, significant replacement activities will be expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 60% to 70% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no deduction after 2019. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of approximately $30 million of federal income taxes for 2017.

Dividend Policy

Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (“Board”). In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2017, the Board elected to increase the quarterly dividend from $0.45 to $0.495 per share, representing a 10% increase, effective with the June 2017 payment. The Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share.

Liquidity

Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several general factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: variability of natural gas prices, changes in the ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas segment’s service territories, the ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates have historically had the most significant impact on liquidity.

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2017, the combined balance in the PGA accounts totaled an over-collection of $18 million. See PGA Filings for more information.

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At March 31, 2017, no borrowings were outstanding on this facility.

In March 2017, Southwest Gas Corporation amended its credit facility, increasing the borrowing capacity from $300 million to $400 million, and extended the term of the facility from March 2021 to March 2022. Southwest continues to designate $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first quarter of 2017 was $70 million. At March 31, 2017, $15 million was outstanding on the long-term portion of the credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2017, no borrowings were outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and is in the process of being repaid ($105 million was outstanding at March 31, 2017). No further borrowing is permitted under this portion of the facility. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first quarter of 2017 was $51.1 million. At March 31, 2017, $51.1 million was outstanding on the Centuri secured revolving credit facility. At March 31, 2017, there was approximately $85 million, net of letters of credit, available under the line of credit.

Issuer credit ratings for the Company by Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Ratings were established at the time of the holding company reorganization, and the separate issuer credit ratings of Southwest were unchanged as a result of the reorganization. There were no changes to the credit ratings of the Company or Southwest during the first quarter of 2017. In connection with the reorganization, certain structural and operational “ring-fencing” measures were implemented that are intended to enhance the credit profile of Southwest. They include the creation of Southwest Utility Group, Inc. (“Utility Group”), a subsidiary of the Company, which is the direct parent of Southwest and whose operations are limited to owning and holding equity interests in Southwest, and provisions in the bylaws of both Southwest and Utility Group requiring each to have an independent director that does not serve on the board of the other affiliated entity and to manage and conduct its affairs as if each is an independent entity (including a prohibition on commingling of funds or pledging assets for the benefit of the other and restrictions on affiliate transactions).

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2017	2016
Ratio of earnings to fixed charges	3.28	3.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (which approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, the cost of the 2018 Paiute expansion project in northern Nevada and northern California, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2017 or future period revenues from regulatory rate proceedings including amounts resulting from the settled Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, the expected CPUC approval of the request to extend the required application date for the next California general rate case and the annual PTY attrition adjustments through 2020, sufficiency of working capital

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue common stock under the Equity Shelf Program, future dividend increases and the Board’s current target dividend payout ratio, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, impacts of accounting standard updates, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, and ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2016.

All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2016 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including each respective Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based on the most recent evaluation, as of March 31, 2017, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2017 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Based on the most recent evaluation, as of March 31, 2017, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in Southwest’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2017 that have materially affected, or are likely to materially affect Southwest’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 1A through 3. None.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 1.01	-

Sales Agency Agreement, dated March 29, 2017, between Southwest Gas Holdings, Inc. and BNY Mellon Capital Markets, LLC. Incorporated herein by reference to Exhibit 1.1 to Form S-3 dated March 29, 2017, File No. 333-217018.

Exhibit 10.01	-

Amendment No. 4 to Revolving Credit Agreement, including amended and restated Credit Facility, dated as of March 28, 2017, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and The Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2017, File No. 1-7850.

Exhibit 10.02	-	Southwest Gas Holdings, Inc. $100 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2017, File No. 001-37976.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Holdings, Inc.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation.

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)

Date: May 9, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 9, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer