Form 10-Q
period 2017-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2017-08-08
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 47,583,119 shares as of July 28, 2017.

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30, 2017	DECEMBER 31, 2016
ASSETS
Utility plant:
Gas plant	$6,349,303	$6,193,564
Less: accumulated depreciation	(2,202,909)	(2,172,966)
Acquisition adjustments, net	119	196
Construction work in progress	111,041	111,177

Net utility plant	4,257,554	4,131,971

Other property and investments	362,891	342,343

Current assets:
Cash and cash equivalents	29,702	28,066
Accounts receivable, net of allowances	281,882	285,145
Accrued utility revenue	33,600	76,200
Income taxes receivable, net	6,253	4,455
Deferred purchased gas costs	5,956	2,608
Prepaids and other current assets	126,192	136,833

Total current assets	483,585	533,307

Noncurrent assets:
Goodwill	143,583	139,983
Deferred income taxes	1,365	1,288
Deferred charges and other assets	416,261	432,234

Total noncurrent assets	561,209	573,505

Total assets	$5,665,239	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized—60,000,000 shares; issued and outstanding—47,583,119 and 47,482,068 shares)	$49,213	$49,112
Additional paid-in capital	911,095	903,123
Accumulated other comprehensive income (loss), net	(44,962)	(48,008)
Retained earnings	801,222	759,263

Total Southwest Gas Holdings, Inc. equity	1,716,568	1,663,490
Noncontrolling interest	(2,312)	(2,217)

Total equity	1,714,256	1,661,273
Redeemable noncontrolling interest	20,149	22,590
Long-term debt, less current maturities	1,685,698	1,549,983

Total capitalization	3,420,103	3,233,846

Current liabilities:
Current maturities of long-term debt	27,236	50,101
Short-term debt	2,500	—
Accounts payable	135,738	184,669
Customer deposits	71,195	72,296
Income taxes payable	—	1,909
Accrued general taxes	40,545	42,921
Accrued interest	17,150	17,939
Deferred purchased gas costs	20,628	90,476
Other current liabilities	175,043	168,064

Total current liabilities	490,035	628,375

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	891,217	840,653
Accumulated removal costs	310,000	308,000
Other deferred credits and other long-term liabilities	553,884	570,252

Total deferred income taxes and other credits	1,755,101	1,718,905

Total capitalization and liabilities	$5,665,239	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2017	2016	2017	2016	2017	2016
Operating revenues:
Gas operating revenues	$260,162	$255,648	$722,764	$780,748	$1,263,428	$1,395,629
Construction revenues	300,307	292,100	492,442	498,248	1,133,272	1,074,168

Total operating revenues	560,469	547,748	1,215,206	1,278,996	2,396,700	2,469,797

Operating expenses:
Net cost of gas sold	69,421	71,416	216,300	285,016	328,405	486,048
Operations and maintenance	103,060	98,744	212,210	199,541	414,393	397,886
Depreciation and amortization	58,082	72,559	130,560	147,919	271,773	283,608
Taxes other than income taxes	14,497	12,987	29,279	27,000	54,655	50,982
Construction expenses	272,001	263,926	463,957	457,308	1,031,072	955,332

Total operating expenses	517,061	519,632	1,052,306	1,116,784	2,100,298	2,173,856

Operating income	43,408	28,116	162,900	162,212	296,402	295,941

Other income and (expenses):
Net interest deductions	(18,655)	(18,221)	(37,369)	(35,942)	(75,087)	(72,127)
Other income (deductions)	2,047	2,470	5,912	4,191	11,190	4,636

Total other income and (expenses)	(16,608)	(15,751)	(31,457)	(31,751)	(63,897)	(67,491)

Income before income taxes	26,800	12,365	131,443	130,461	232,505	228,450
Income tax expense	8,679	3,266	44,317	46,007	76,778	81,508

Net income	18,121	9,099	87,126	84,454	155,727	146,942
Net income (loss) attributable to noncontrolling interests	257	156	(46)	65	903	1,168

Net income attributable to Southwest Gas Holdings, Inc.	$17,864	$8,943	$87,172	$84,389	$154,824	$145,774

Basic earnings per share	$0.38	$0.19	$1.83	$1.78	$3.26	$3.08

Diluted earnings per share	$0.37	$0.19	$1.82	$1.77	$3.24	$3.06

Dividends declared per share	$0.495	$0.450	$0.990	$0.900	$1.890	$1.710

Average number of common shares outstanding	47,571	47,473	47,550	47,455	47,516	47,347
Average shares outstanding (assuming dilution)	47,884	47,811	47,874	47,787	47,857	47,693

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2017	2016	2017	2016	2017	2016
Net income	$18,121	$9,099	$87,126	$84,454	$155,727	$146,942

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	414	414	828	828
Amortization of net actuarial loss	3,944	4,194	7,888	8,390	16,279	19,048
Regulatory adjustment	(3,556)	(3,796)	(7,112)	(7,592)	(2,982)	(1,436)

Net defined benefit pension plans	595	605	1,190	1,212	7	(482)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	1,036	1,038	2,073	2,074

Net forward-starting interest rate swaps	518	519	1,036	1,038	2,073	2,074

Foreign currency translation adjustments	629	70	849	852	158	(39)

Total other comprehensive income, net of tax	1,742	1,194	3,075	3,102	2,238	1,553

Comprehensive income	19,863	10,293	90,201	87,556	157,965	148,495
Comprehensive income (loss) attributable to noncontrolling interests	279	159	(17)	94	908	1,166

Comprehensive income attributable to Southwest Gas Holdings, Inc.	$19,584	$10,134	$90,218	$87,462	$157,057	$147,329

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$87,126	$84,454	$155,727	$146,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,560	147,919	271,773	283,608
Deferred income taxes	47,836	45,916	70,652	90,805
Changes in current assets and liabilities:
Accounts receivable, net of allowances	3,545	52,907	(19,266)	7,039
Accrued utility revenue	42,600	42,200	(1,100)	(700)
Deferred purchased gas costs	(73,196)	84,289	(111,627)	102,834
Accounts payable	(50,447)	(33,358)	4,606	1,622
Accrued taxes	(6,100)	(12,121)	32,361	(28,140)
Other current assets and liabilities	20,390	7,761	(14,803)	22,696
Gains on sale	(1,427)	(2,742)	(5,833)	(3,281)
Changes in undistributed stock compensation	7,731	3,514	9,673	4,916
AFUDC	(1,109)	(1,282)	(2,116)	(3,157)
Changes in other assets and deferred charges	(11,521)	223	5,216	1,296
Changes in other liabilities and deferred credits	2,204	(2,502)	(13,741)	5,407

Net cash provided by operating activities	198,192	417,178	381,522	631,887

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(262,234)	(264,872)	(526,893)	(549,232)
Acquisition of businesses, net of cash acquired	—	(17,000)	—	(17,000)
Changes in customer advances	(1,430)	2,152	4,318	10,763
Miscellaneous inflows	6,905	4,126	15,818	7,588

Net cash used in investing activities	(256,759)	(275,594)	(506,757)	(547,881)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	(96)	487	(111)	15,170
Dividends paid	(44,949)	(40,583)	(87,683)	(78,830)
Centuri distribution to redeemable noncontrolling interest	(204)	(99)	(544)	(198)
Issuance of long-term debt, net	80,579	96,128	408,397	138,779
Retirement of long-term debt	(60,041)	(52,966)	(262,348)	(162,530)
Change in credit facility and commercial paper	87,000	(147,500)	89,500	(27,500)
Change in short-term debt	2,500	(18,000)	2,500	—
Principal payments on capital lease obligations	(573)	(835)	(1,092)	(1,533)
Withholding remittance—share-based compensation	(3,120)	(1,968)	(3,271)	(3,766)
Other	(1,036)	(124)	(2,481)	451

Net cash provided by (used in) financing activities	60,060	(165,460)	142,867	(119,957)

Effects of currency translation on cash and cash equivalents	143	5	(56)	(832)

Change in cash and cash equivalents	1,636	(23,871)	17,576	(36,783)
Cash and cash equivalents at beginning of period	28,066	35,997	12,126	48,909

Cash and cash equivalents at end of period	$29,702	$12,126	$29,702	$12,126

Supplemental information:
Interest paid, net of amounts capitalized	$35,182	$33,224	$69,398	$65,634
Income taxes paid (received)	3,043	4,737	(20,726)	19,483

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2017	2016
ASSETS
Utility plant:
Gas plant	$6,349,303	$6,193,564
Less: accumulated depreciation	(2,202,909)	(2,172,966)
Acquisition adjustments, net	119	196
Construction work in progress	111,041	111,177

Net utility plant	4,257,554	4,131,971

Other property and investments	113,326	108,569

Current assets:
Cash and cash equivalents	22,444	19,024
Accounts receivable, net of allowances	74,361	111,845
Accrued utility revenue	33,600	76,200
Income taxes receivable, net	4,902	4,455
Deferred purchased gas costs	5,956	2,608
Receivable from parent	288	—
Prepaids and other current assets	108,990	126,363

Total current assets	250,541	340,495

Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	399,628	410,625
Discontinued operations—construction services—assets	—	579,371

Total noncurrent assets	409,723	1,000,091

Total assets	$5,031,144	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	904,715	897,346
Accumulated other comprehensive income (loss), net	(43,413)	(45,639)
Retained earnings	631,226	767,061

Total Southwest Gas Corporation equity	1,541,640	1,667,880
Discontinued operations—construction services non-owner equity	—	15,983
Long-term debt, less current maturities	1,462,552	1,375,080

Total capitalization	3,004,192	3,058,943

Current liabilities:
Current maturities of long-term debt	—	25,000
Accounts payable	82,522	138,229
Customer deposits	71,195	72,296
Accrued general taxes	40,545	42,921
Accrued interest	16,826	17,395
Deferred purchased gas costs	20,628	90,476
Payable to parent	2,262	—
Other current liabilities	98,681	95,999

Total current liabilities	332,659	482,316

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	855,253	806,109
Accumulated removal costs	310,000	308,000
Other deferred credits and other long-term liabilities	529,040	545,143
Discontinued operations—construction services—liabilities	—	380,615

Total deferred income taxes and other credits	1,694,293	2,039,867

Total capitalization and liabilities	$5,031,144	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2017	2016	2017	2016	2017	2016
Continuing operations:
Gas operating revenues	$260,162	$255,648	$722,764	$780,748	$1,263,428	$1,395,629

Operating expenses:
Net cost of gas sold	69,421	71,416	216,300	285,016	328,405	486,048
Operations and maintenance	102,501	98,744	211,180	199,541	413,363	397,886
Depreciation and amortization	46,254	57,232	107,449	117,977	222,935	224,845
Taxes other than income taxes	14,497	12,987	29,279	27,000	54,655	50,982

Total operating expenses	232,673	240,379	564,208	629,534	1,019,358	1,159,761

Operating income	27,489	15,269	158,556	151,214	244,070	235,868

Other income and (expenses):
Net interest deductions	(16,991)	(16,561)	(34,201)	(32,791)	(68,407)	(65,041)
Other income (deductions)	2,052	2,436	5,663	4,191	9,748	3,569

Total other income and (expenses)	(14,939)	(14,125)	(28,538)	(28,600)	(58,659)	(61,472)

Income from continuing operations before income taxes	12,550	1,144	130,018	122,614	185,411	174,396
Income tax expense (benefit)	3,028	(1,214)	43,558	42,673	59,469	61,094

Income from continuing operations	9,522	2,358	86,460	79,941	125,942	113,302

Discontinued operations—construction services:
Income before income taxes	—	11,221	—	7,847	45,669	54,054
Income tax expense	—	4,480	—	3,334	16,550	20,414

Income	—	6,741	—	4,513	29,119	33,640
Noncontrolling interests	—	156	—	65	949	1,168

Income—discontinued operations	—	6,585	—	4,448	28,170	32,472

Net income	$9,522	$8,943	$86,460	$84,389	$154,112	$145,774

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2017	2016	2017	2016	2017	2016
Continuing operations:
Net income from continuing operations	$9,522	$2,358	$86,460	$79,941	$125,942	$113,302

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	414	414	828	828
Amortization of net actuarial loss	3,944	4,194	7,888	8,390	16,279	19,048
Regulatory adjustment	(3,556)	(3,796)	(7,112)	(7,592)	(2,982)	(1,436)

Net defined benefit pension plans	595	605	1,190	1,212	7	(482)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	519	1,036	1,038	2,073	2,074

Net forward-starting interest rate swaps	518	519	1,036	1,038	2,073	2,074

Total other comprehensive income, net of tax from continuing operations	1,113	1,124	2,226	2,250	2,080	1,592

Comprehensive income from continuing operations	10,635	3,482	88,686	82,191	128,022	114,894

Discontinued operations—construction services:
Net income	—	6,585	—	4,448	28,170	32,472
Foreign currency translation adjustments	—	70	—	852	(691)	(39)

Comprehensive income	—	6,655	—	5,300	27,479	32,433
Comprehensive income (loss) attributable to noncontrolling interests	—	3	—	29	(24)	(2)

Comprehensive income attributable to discontinued operations—construction services	—	6,652	—	5,271	27,503	32,435

Comprehensive income	$10,635	$10,134	$88,686	$87,462	$155,525	$147,329

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30		JUNE 30
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$86,460	$84,454	$155,061	$146,942
Income (loss) from discontinued operations	—	4,513	29,119	33,640

Income from continuing operations	86,460	79,941	125,942	113,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,449	117,977	222,935	224,845
Deferred income taxes	46,874	40,592	74,241	83,140
Changes in current assets and liabilities:
Accounts receivable, net of allowances	37,484	79,188	(973)	22,324
Accrued utility revenue	42,600	42,200	(1,100)	(700)
Deferred purchased gas costs	(73,196)	84,289	(111,627)	102,834
Accounts payable	(55,707)	(42,681)	3,157	(3,529)
Accrued taxes	(2,823)	(6,456)	23,024	(17,334)
Other current assets and liabilities	24,265	4,791	(14,022)	11,614
Changes in undistributed stock compensation	6,931	3,514	8,873	4,916
AFUDC	(1,109)	(1,282)	(2,116)	(3,157)
Changes in other assets and deferred charges	(11,801)	49	4,761	603
Changes in other liabilities and deferred credits	1,695	(2,502)	(14,250)	5,407

Net cash provided by operating activities	209,122	399,620	318,845	544,265

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(224,085)	(214,424)	(466,780)	(474,596)
Changes in customer advances	(1,430)	2,152	4,318	10,763
Miscellaneous inflows	1,354	1,790	2,546	3,660
Dividends received	—	2,801	9,660	5,602

Net cash used in investing activities	(224,161)	(207,681)	(450,256)	(454,571)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	487	(15)	15,170
Dividends paid	(39,896)	(40,583)	(82,630)	(78,830)
Issuance of long-term debt, net	—	—	296,469	—
Retirement of long-term debt	(25,000)	—	(149,855)	(20,000)
Change in credit facility and commercial paper	87,000	(147,500)	89,500	(27,500)
Change in short-term debt	—	(18,000)	—	—
Withholding remittance—share-based compensation	(3,120)	(1,968)	(3,271)	(3,766)
Other	(525)	(124)	(1,970)	502

Net cash provided by (used in) financing activities	18,459	(207,688)	148,228	(114,424)

Net cash provided by discontinued operating activities	—	17,558	73,607	87,622
Net cash used in discontinued investing activities	—	(67,913)	(23,903)	(93,310)
Net cash provided by (used in) discontinued financing activities	—	42,228	(46,962)	(5,533)
Effects of currency translation on cash and cash equivalents	—	5	(199)	(832)

Change in cash and cash equivalents	3,420	(23,871)	19,360	(36,783)
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	8,122	(2,543)	12,053

Change in cash and cash equivalents of continuing operations	3,420	(15,749)	16,817	(24,730)
Cash and cash equivalents at beginning of period	19,024	21,376	5,627	30,357

Cash and cash equivalents at end of period	$22,444	$5,627	$22,444	$5,627

Supplemental information:
Interest paid, net of amounts capitalized	$32,205	$30,485	$63,221	$60,101

Income taxes paid (received)	$19	$1,893	$(32,885)	$(3,063)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

Basis of Presentation. The condensed consolidated financial statements for Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. As indicated above, in connection with the holding company reorganization, Centuri ceased to be a subsidiary of Southwest and became a subsidiary of Southwest Gas Holdings, Inc. To give effect to this change, the separate condensed consolidated financial statements related to Southwest Gas Corporation, which are included in this Form 10-Q, depict Centuri-related amounts for periods prior to January 1, 2017 as discontinued operations. Because the transfer of Centuri from Southwest Gas Corporation to Southwest Gas Holdings, Inc. was effectuated as an equity transaction and not a sale, assets and liabilities subject to the discontinued operations presentation have been reflected as noncurrent on the Southwest Gas Corporation Balance Sheet. Those assets and liabilities are detailed in Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation, and include both current and non-current amounts.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $39 million at June 30, 2017 and $30 million at December 31, 2016 (carried at weighted average cost), and also includes natural gas stored underground and liquefied natural gas, in addition to prepaid assets.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at June 30, 2017 and December 31, 2016 also includes money market fund investments of approximately $7.7 million and $5.3 million, respectively, which falls within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities for the natural gas operations segment included the following: Upon contract expiration, customer advances of approximately $1.6 million and $2.5 million, during the first six months of 2017 and 2016, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Adoption of Accounting Standards Update (“ASU”) No. 2016-09. As of January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The adoption of this update is considered a change in accounting principle. Among other things, the update clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change is required to be presented in the cash flow statement retrospectively. A new category, Withholding remittance – share-based compensation has been added to the Cash Flow from Financing Activities section of the Condensed Consolidated Statements of Cash Flows for both Southwest Gas Holdings, Inc. and Southwest Gas Corporation. The withheld taxes were included in the Other current assets and liabilities line item of the Condensed Consolidated Statement of Cash Flows in previous periods. Therefore, upon adoption, amounts presented as cash inflows from Other current assets and liabilities under the Cash Flow from Operating Activities section of the Southwest Gas Holdings, Inc. Consolidated Cash Flow Statements were revised from $5.8 million to $7.8 million for the six months ended June 30, 2016 and inflows in the same category for the twelve months ended June 30, 2016 were revised from $18.9 million to $22.7 million. In addition, while standalone financial statements were not previously presented for natural gas operations, for reasons related to the holding company reorganization discussed above, they are now presented. Therefore, upon adoption of this standard, the Cash Flow from Operating Activities section of the Southwest Gas Corporation Cash Flow Statements reflects a reclassification of cash inflows from Other current assets and liabilities from $2.8 million to $4.8 million for the six months ended June 31, 2016 and cash inflows in the same category were revised from $7.8 million to $11.6 million for the twelve months ended June 30, 2016.

Under the new guidance, the Company can withhold any amount between the minimum and maximum individual statutory tax rates and still treat the entire award as equity. The Company intends to administer withholding such that awards under stock compensation programs will continue to be treated as equity awards.

In addition to the above, the update requires all income tax-related cash flows resulting from share-based payments (unrelated to employee withholding) be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. The Company chose to apply this presentation requirement of the update prospectively as permitted. Therefore, prior periods were not impacted in implementing this provision of the update.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first six months of 2017.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2016	$10,095	$129,888	$139,983
Foreign currency translation adjustment	—	3,600	3,600

June 30, 2017	$10,095	$133,488	$143,583

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3—Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2017	December 31, 2016
Centuri accounts receivable for services provided to Southwest	$10,265	$10,585

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

Other Property and Investments. Other property and investments on the Southwest Gas Holdings, Inc. Condensed Consolidated Balance Sheets includes (thousands of dollars):

	June 30, 2017	December 31, 2016
Centuri property and equipment	$478,247	$451,114
Centuri accumulated provision for depreciation and amortization	(240,182)	(228,374)
Net cash surrender value of COLI policies	111,523	106,744
Other property	13,303	12,859

Total	$362,891	$342,343

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30		June 30		June 30
	2017	2016	2017	2016	2017	2016
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$1,900	$2,200	$4,700	$3,100	$9,000	$1,300
Interest income	614	390	1,178	757	2,269	1,766
Equity AFUDC	633	750	1,109	1,282	2,116	3,157
Miscellaneous income and (expense)	(1,095)	(904)	(1,324)	(948)	(3,637)	(2,654)

Southwest Gas Corporation - total other income (deductions)	2,052	2,436	5,663	4,191	9,748	3,569

Construction services segment:
Interest income	1	1	1	1	1	414
Foreign transaction gain (loss)	(197)	(9)	(198)	(19)	(201)	(271)
Miscellaneous income and (expense)	190	42	445	18	1,641	924

Centuri - total other income (deductions)	(6)	34	248	—	1,441	1,067

Corporate and administrative	1	—	1	—	1	—

Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$2,047	$2,470	$5,912	$4,191	$11,190	$4,636

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Recently Issued Accounting Standards Updates. In May 2014, the FASB issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017). In March, April, May, and December of 2016, the FASB issued updates to Topic 606 related to “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, “Identifying Performance Obligations and Licensing,” “Narrow-Scope Improvements and Practical Expedients”, and certain “Technical Corrections and Improvements.” The amendments in the first two updates, respectively, provide guidance when another party, along with the entity, is involved in providing a good or service to a customer, and provide clarification with regard to identifying performance obligations and of the licensing implementation guidance in Topic 606. The third update includes improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. In addition, a practical expedient is provided for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The fourth update affects narrow aspects of the guidance as issued to date. Management plans to adopt all of these updates at the required adoption date, which is for interim and annual reporting periods commencing January 2018.

Management has substantially completed the evaluation of the sources of revenue and is currently assessing the effect of the new guidance on its financial position, results of operations and cash flows. The final assessment is contingent, in part, upon the completion of reviews related to customers with negotiated and unique billing terms. Deliberations have been ongoing by the utility industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (“AICPA”). In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities (“P&U”) Task Force, on which Company personnel actively participate via formal membership. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to the utility industry. Where applicable or necessary, the FASB’s Transition Resource Group (“TRG”) is also participating. Through the P&U Task Force undertakings to date, general determinations have been made that contributions received in aid of construction (“CIAC”) efforts related to the industry’s pipe distribution and transmission systems are reimbursements of expenditures rather than revenue (consistent with current accounting practices). Furthermore, regarding the “collectibility” criterion in the update that must be met for revenue recognition, general determinations have been made that contracts for utility service (including service to lower income or lower credit quality customers) represent genuine and valid contracts for which revenue is able to be recognized when service is rendered (consistent with current accounting practices). These determinations by the P&U industry are based on the various measures the industry takes to help ensure collectibility (e.g., proof of creditworthiness, customer deposits, late fee assessment, disconnection, service re-establishment fees, collection processes, etc.), in addition to the regulatory mechanisms established under rate regulation to mitigate the impacts of individual customer nonpayment. A timeline for the resolution of all deliberations of P&U efforts has not been established. Southwest continues to actively work with its peers in the rate-regulated natural gas industry and with the public accounting profession to finalize the accounting treatment for several other issues that are not being separately addressed by the P&U Task Force.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

As of June 30, 2017, the construction services segment has substantially completed the evaluation of sources of revenue and continues to assess the effect of the new guidance on financial position, results of operations and cash flows. The principals of the new revenue recognition guidance are very similar to existing guidance for construction contractors. Similar to the P&U Task Force noted above, the AICPA formed the Engineering and Construction Contractors Task Force to assist the construction industry with implementing the new guidance. The accounting guide the AICPA intends to release is expected to provide implementation guidance related to several issues including 1) combining contracts and separating performance obligations; 2) estimating change orders, incentives, penalties, liquidated damages and other variable consideration items and 3) acceptable measures of progress when recognizing revenue over time.

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

In February 2016, the FASB issued the update “Leases (Topic 842).” Under the update, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

the conclusions that might arise from these deliberations, management is currently unable to determine the effect the new guidance will have on its financial position, results of operations, cash flows, or business processes.

In June 2016, the FASB issued the update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP, however the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In August 2016, the FASB issued the update “Classification of Certain Cash Receipts and Cash Payments.” This update addresses the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (“COLI”) policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows, including identification of the predominant nature in cases where cash receipts and payments have aspects of more than one class of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impacts this update might have on its consolidated cash flow statements and disclosures.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$5,848	$5,708	$11,696	$11,417	$23,112	$23,979
Interest cost	11,521	11,507	23,041	23,013	46,055	45,127
Expected return on plan assets	(13,799)	(14,139)	(27,598)	(28,279)	(55,877)	(57,183)
Amortization of net actuarial loss	6,001	6,316	12,002	12,633	24,635	29,005

Net periodic benefit cost	$9,571	$9,392	$19,141	$18,784	$37,925	$40,928

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$77	$83	$155	$165	$321	$325
Interest cost	471	465	942	930	1,871	1,778
Amortization of net actuarial loss	360	346	720	692	1,411	1,338

Net periodic benefit cost	$908	$894	$1,817	$1,787	$3,603	$3,441

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$367	$375	$734	$749	$1,484	$1,569
Interest cost	808	795	1,616	1,591	3,205	3,091
Expected return on plan assets	(839)	(787)	(1,679)	(1,575)	(3,253)	(3,307)
Amortization of prior service costs	334	334	668	668	1,335	1,336
Amortization of net actuarial loss	—	104	—	208	209	380

Net periodic benefit cost	$670	$821	$1,339	$1,641	$2,980	$3,069

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Note 3 – Segment Information

The Company has two reportable segments: natural gas operations and construction services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the Company. In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts related to corporate and administrative activities related to Southwest Gas Holdings, Inc. The following tables present revenues from external customers, intersegment revenues, and segment net income for the two reportable segments (thousands of dollars):

	Natural Gas Operations	Construction Services	Other	Total
Three months ended June 30, 2017
Revenues from external customers	$260,162	$277,384	$—	$537,546
Intersegment revenues	—	22,923	—	22,923

Total	$260,162	$300,307	$—	$560,469

Segment net income (loss)	$9,522	$8,716	$(374)	$17,864

Three months ended June 30, 2016
Revenues from external customers	$255,648	$266,343	$—	$521,991
Intersegment revenues	—	25,757	—	25,757

Total	$255,648	$292,100	$—	$547,748

Segment net income	$2,358	$6,585	$—	$8,943

	Natural Gas Operations	Construction Services	Other	Total
Six months ended June 30, 2017
Revenues from external customers	$722,764	$448,223	$—	$1,170,987
Intersegment revenues	—	44,219	—	44,219

Total	$722,764	$492,442	$—	$1,215,206

Segment net income (loss)	$86,460	$1,382	$(670)	$87,172

Six months ended June 30, 2016
Revenues from external customers	$780,748	$450,304	$—	$1,231,052
Intersegment revenues	—	47,944	—	47,944

Total	$780,748	$498,248	$—	$1,278,996

Segment net income	$79,941	$4,448	$—	$84,389

	Natural Gas Operations	Construction Services	Other	Total
Twelve months ended June 30, 2017
Revenues from external customers	$1,263,428	$1,038,876	$—	$2,302,304
Intersegment revenues	—	94,396	—	94,396

Total	$1,263,428	$1,133,272	$—	$2,396,700

Segment net income (loss)	$125,942	$29,552	$(670)	$154,824

Twelve months ended June 30, 2016
Revenues from external customers	$1,395,629	$964,973	$—	$2,360,602
Intersegment revenues	—	109,195	—	109,195

Total	$1,395,629	$1,074,168	$—	$2,469,797

Segment net income	$113,302	$32,472	$—	$145,774

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2017 through March 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2017	December 31, 2016
Contract notional amounts	11,035	10,543

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three-, six-, and twelve-month periods ended June 30, 2017 and 2016 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	June 30				June 30				June 30
Instrument	Recognized in Income on Derivative	2017		2016		2017		2016		2017		2016
Swaps	Net cost of gas sold	$(1,168)		$5,537		$(6,305)		$4,325		$(5,624)		$(1,866)
Swaps	Net cost of gas sold	1,168	*	(5,537	)*	6,305	*	(4,325	)*	5,624	*	1,866	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2017 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$25	$(1,575)	$(1,550)
Swaps	Other deferred credits	29	(681)	(652)

Total		$54	$(2,256)	$(2,202)

December 31, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$899	$(54)	$845
Swaps	Prepaids and other current assets	3,551	(19)	3,532

Total		$4,450	$(73)	$4,377

The estimated fair values of the natural gas derivatives were determined using future natural gas index prices (as more fully described below). Master netting arrangements exist with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, management has elected to reflect

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Six Months Ended	Twelve Months Ended
(Thousands of dollars)	June 30, 2017	June 30, 2017	June 30, 2017
Paid to counterparties	$111	$1,412	$2,512

Received from counterparties	$—	$1,685	$2,411

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

June 30, 2017 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$1,550
Swaps	Deferred charges and other assets	652

December 31, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(845)
Swaps	Other current liabilities	(3,532)

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2017 and December 31, 2016 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:

Level 2—Significant other observable inputs

(Thousands of dollars)	June 30, 2017	December 31, 2016
Assets at fair value:
Prepaids and other current assets - Swaps	$—	$3,532
Deferred charges and other assets - Swaps	—	845
Liabilities at fair value:
Other current liabilities - Swaps	(1,550)	—
Other deferred credits - Swaps	(652)	—

Net Assets (Liabilities)	$(2,202)	$4,377

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

During the six months ended June 30, 2017, the Company issued approximately 101,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of long-term debt and related estimated fair values as of June 30, 2017 and December 31, 2016 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$130,821	$125,000	$129,703
Notes, 6.1%, due 2041	125,000	155,466	125,000	149,734
Notes, 3.875%, due 2022	250,000	259,368	250,000	254,900
Notes, 4.875%, due 2043	250,000	268,728	250,000	266,793
Notes, 3.8%, due 2046	300,000	284,172	300,000	283,029
8% Series, due 2026	75,000	96,783	75,000	94,691
Medium-term notes, 7.59% series, due 2017	—	—	25,000	25,040
Medium-term notes, 7.78% series, due 2022	25,000	29,356	25,000	29,290
Medium-term notes, 7.92% series, due 2027	25,000	32,320	25,000	31,905
Medium-term notes, 6.76% series, due 2027	7,500	8,914	7,500	8,769
Unamortized discount and debt issuance costs	(9,644)		(9,931)

	1,172,856		1,197,569

Revolving credit facility and commercial paper	92,000	92,000	5,000	5,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(2,304)		(2,489)

	197,696		197,511

Less: current maturities	—		(25,000)

Long-term debt, less current maturities - Southwest Gas Corporation	$1,462,552		$1,375,080

Centuri:
Centuri term loan facility	$105,559	105,641	$106,700	106,819
Unamortized debt issuance costs	(427)		(516)

	105,132		106,184
Centuri secured revolving credit facility	99,943	100,091	41,185	41,292
Centuri other debt obligations	45,307	45,589	52,635	52,840
Less: current maturities	(27,236)		(25,101)

Long-term debt, less current maturities - Centuri	$223,146		$174,903

Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,462,552		$1,400,080
Centuri long-term debt	250,382		200,004
Less: current maturities	(27,236)		(50,101)

Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$1,685,698		$1,549,983

In March 2017, Southwest amended its credit facility, increasing the borrowing capacity from $300 million to $400 million. Also, the facility was previously scheduled to expire in March 2021 and was extended to March 2022. Southwest continues to designate $150 million of capacity related to the facility as long-term debt and with the total capacity now available, has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Southwest’s senior unsecured debt rating. At June 30, 2017, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2017, $92 million was outstanding on the long-term and no borrowings were outstanding on the short-term portions of this credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. At June 30, 2017, $206 million in borrowings were outstanding on the Centuri facility. Centuri assets securing the facility at June 30, 2017 totaled $501 million.

Note 7 – Short-Term Debt

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. Interest rates for this facility are calculated at either the LIBOR or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. The applicable margin ranges from 0.75% to 1.50% for loans bearing interest with reference to LIBOR and from 0% to 0.5% for loans bearing interest with reference to the alternative base rate. The Company is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. At June 30, 2017, $2.5 million was outstanding on this facility.

Note 8 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest for Southwest Gas Holdings, Inc. on a consolidated basis during the six months ended June 30, 2017.

	Southwest Gas Holdings, Inc. Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2016	47,482	$49,112	$903,123	$(48,008)	$759,263	$(2,217)	$1,661,273	$22,590
Common stock issuances	101	101	7,972				8,073
Net income (loss)					87,172	(95)	87,077	49
Redemption value adjustments					2,315		2,315	(2,315)
Foreign currency exchange translation adj.				820			820	29
Other comprehensive income (loss):
Net actuarial gain (loss) arising during
period, less amortization of unamortized
benefit plan cost, net of tax				1,190			1,190
Amounts reclassified to net income,
net of tax (FSIRS)				1,036			1,036
Centuri dividend to redeemable
noncontrolling interest								(204)
Dividends declared
Common: $0.99 per share					(47,528)		(47,528)

JUNE 30, 2017	47,583	$49,213	$911,095	$(44,962)	$801,222	$(2,312)	$1,714,256	$20,149

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The table below provides details of activity in equity for Southwest Gas Corporation during the six months ended June 30, 2017. Effective in January 2017, Southwest became a subsidiary of Southwest Gas Holdings, Inc., and only equity shares of the latter are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Total
DECEMBER 31, 2016	47,482	$49,112	$897,346	$(45,639)	$767,061	$1,667,880
Net income					86,460	86,460
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized ben efit plan cost, net of tax				1,190		1,190
Amounts reclassified to net income,net of tax (FSIRS)				1,036		1,036
Distribution to Southwest Gas Holdings, Inc. investment in discontinued operations					(182,773)	(182,773)
Stock-based compensation (a)			7,369		(392)	6,977
Dividends declared to Southwest Gas Holdings, Inc.					(39,130)	(39,130)

JUNE 30, 2017	47,482	$49,112	$904,715	$(43,413)	$631,226	$1,541,640

(a)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(127)	$207	$334	$(127)	$207
Amortization of net actuarial (gain)/loss	6,361	(2,417)	3,944	6,766	(2,572)	4,194
Regulatory adjustment	(5,735)	2,179	(3,556)	(6,123)	2,327	(3,796)

Pension plans other comprehensive income (loss)	960	(365)	595	977	(372)	605
FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(318)	518	837	(318)	519

FSIRS other comprehensive income	836	(318)	518	837	(318)	519

Total other comprehensive income (loss) - Southwest Gas Corporation	1,796	(683)	1,113	1,814	(690)	1,124

Foreign currency translation adjustments:
Translation adjustments	629	—	629	70	—	70

Foreign currency other comprehensive income (loss)	629	—	629	70	—	70

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,425	$(683)	$1,742	$1,884	$(690)	$1,194

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$668	$(254)	$414	$668	$(254)	$414
Amortization of net actuarial (gain)/loss	12,722	(4,834)	7,888	13,533	(5,143)	8,390
Regulatory adjustment	(11,470)	4,358	(7,112)	(12,246)	4,654	(7,592)

Pension plans other comprehensive income (loss)	1,920	(730)	1,190	1,955	(743)	1,212
FSIRS (designated hedging activities):
Amounts reclassifed into net income	1,672	(636)	1,036	1,673	(635)	1,038

FSIRS other comprehensive income	1,672	(636)	1,036	1,673	(635)	1,038

Total other comprehensive income (loss)—Southwest Gas Corporation	3,592	(1,366)	2,226	3,628	(1,378)	2,250

Foreign currency translation adjustments:
Translation adjustments	849	—	849	852	—	852

Foreign currency other comprehensive income (loss)	849	—	849	852	—	852

Total other comprehensive income (loss)—Southwest Gas Holdings, Inc.	$4,441	$(1,366)	$3,075	$4,480	$(1,378)	$3,102

	Twelve Months Ended June 30, 2017			Twelve Months Ended June 30, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(22,770)	$8,652	$(14,118)	$(30,519)	$11,597	$(18,922)
Amortization of prior service cost	1,335	(507)	828	1,336	(508)	828
Amortization of net actuarial (gain)/loss	26,255	(9,976)	16,279	30,723	(11,675)	19,048
Regulatory adjustment	(4,808)	1,826	(2,982)	(2,318)	882	(1,436)

Pension plans other comprehensive income (loss)	12	(5)	7	(778)	296	(482)
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,344	(1,271)	2,073	3,345	(1,271)	2,074

FSIRS other comprehensive income (loss)	3,344	(1,271)	2,073	3,345	(1,271)	2,074

Total other comprehensive income (loss)—Southwest Gas Corporation	3,356	(1,276)	2,080	2,567	(975)	1,592

Foreign currency translation adjustments:
Translation adjustments	158	—	158	(39)	—	(39)

Foreign currency other comprehensive income (loss)	158	—	158	(39)	—	(39)

Total other comprehensive income (loss)—Southwest Gas Holdings, Inc.	$3,514	$(1,276)	$2,238	$2,528	$(975)	$1,553

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at June 30, 2017, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(2,369)	$—	$(2,369)	$(48,008)

Translation adjustments	—	—	—	—	—	—	849	—	849	849

Other comprehensive income before reclassifications	—	—	—	—	—	—	849	—	849	849
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,672	(636)	1,036	—	—	—	1,036
Amortization of prior service cost (2)	668	(254)	414	—	—	—	—	—	—	414
Amortization of net actuarial loss (2)	12,722	(4,834)	7,888	—	—	—	—	—	—	7,888
Regulatory adjustment (3)	(11,470)	4,358	(7,112)	—	—	—	—	—	—	(7,112)

Net current period other comprehensive income (loss)	1,920	(730)	1,190	1,672	(636)	1,036	849	—	849	3,075
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	29	—	29	29

Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,920	(730)	1,190	1,672	(636)	1,036	820	—	820	3,046

Ending Balance AOCI June 30, 2017	$(55,693)	$21,163	$(34,530)	$(14,327)	$5,444	$(8,883)	$(1,549)	$—	$(1,549)	$(44,962)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Company’s Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Company’s Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 38% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(45,639)

FSIRS amounts reclassified from AOCI (5)	—	—	—	1,672	(636)	1,036	1,036
Amortization of prior service cost (6)	668	(254)	414	—	—	—	414
Amortization of net actuarial loss (6)	12,722	(4,834)	7,888	—	—	—	7,888
Regulatory adjustment (7)	(11,470)	4,358	(7,112)	—	—	—	(7,112)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	1,920	(730)	1,190	1,672	(636)	1,036	2,226

Ending Balance AOCI June 30, 2017	$(55,693)	$21,163	$(34,530)	$(14,327)	$5,444	$(8,883)	$(43,413)

(5)	The FSIRS reclassification amounts are included in the Net interest deductions line item on Southwest’s Condensed Consolidated Statements of Income.
(6)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(7)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on Southwest’s Condensed Consolidated Balance Sheets).

(8)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

	June 30, 2017	December 31, 2016
(Thousands of dollars)
Net actuarial (loss) gain	$(418,251)	$(430,973)
Prior service cost	(5,035)	(5,703)
Less: amount recognized in regulatory assets	367,593	379,063

Recognized in AOCI	$(55,693)	$(57,613)

Note 9 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies hold a 3.4% equity interest in Centuri as of June 30, 2017. The terms of the agreement subject to the 3.4% interest permit the previous owners (when eligible) to exit their investment retained by requiring (if elected) the purchase of a portion of their interest based on an eligibility timeline, with incremental amounts subject to the election each year. The redemption price of the redeemable noncontrolling interest in accordance with the terms of the agreement is at fair value. The shares subject to the election cumulate (if earlier elections are not made) such that 100% of their interest retained would be subject to the election beginning in July 2022.

Due to the ability of the noncontrolling parties to redeem their interest for cash under the eligibility timeline, their interest is presented on the Company’s Condensed Consolidated Balance Sheet at June 30, 2017 as a Redeemable noncontrolling interest, a category of mezzanine equity (temporary equity). The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2016	$22,590
Net income (loss) attributable to redeemable noncontrolling interest	49
Foreign currency exchange translation adjustment	29
Centuri dividend to redeemable noncontrolling interest	(204)
Adjustment to redemption value	(2,315)

Balance, June 30, 2017	$20,149

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The following table presents the major categories of assets and liabilities within the amounts reported as discontinued operations – construction services in the Condensed Consolidated Balance Sheet of Southwest Gas Corporation:

(Thousands of dollars)	December 31, 2016
Assets:
Other property and investments	$233,774
Cash and cash equivalents	9,042
Accounts receivable, net of allowances	173,300
Prepaids and other current assets	10,470
Goodwill	129,888
Other noncurrent assets	22,897

Discontinued operations - construction services - assets	$579,371

Liabilities:
Current maturities of long-term debt	$25,101
Accounts payable	46,440
Other current liabilities	74,518
Long-term debt, less current maturities	174,903
Deferred income taxes and other deferred credits	59,653

Discontinued operations—construction services—liabilities	$380,615

The following table presents the components of the Discontinued operations–construction services non-owner equity amount shown in the Southwest Gas Corporation Condensed Consolidated Balance Sheet:

(Thousands of dollars)	December 31, 2016
Construction services equity	$(4,390)
Construction services noncontrolling interest	(2,217)
Construction services redeemable noncontrolling interest	22,590

Discontinued operations - construction services non - owner equity	$15,983

The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Income Statements of Southwest Gas Corporation:

Results of Construction Services

	Three	Six	Twelve	Twelve
	Months Ended	Months Ended	Months Ended	Months Ended
(Thousands of dollars)	June 30, 2016	June 30, 2016	June 30, 2017	June 30, 2016
Construction revenues	$292,100	$498,248	$640,830	$1,074,168
Operating expenses:
Construction expenses	263,926	457,308	567,115	955,332
Depreciation and amortization	15,327	29,942	25,727	58,763

Operating income	12,847	10,998	47,988	60,073
Other income (deductions)	34	—	1,193	1,067
Net interest deductions	1,660	3,151	3,512	7,086

Income before income taxes	11,221	7,847	45,669	54,054
Income tax expense (benefit)	4,480	3,334	16,550	20,414

Net income	6,741	4,513	29,119	33,640
Net income attributable to noncontrolling interests	156	65	949	1,168

Discontinued operations - construction services - net income	$6,585	$4,448	$28,170	$32,472

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and 96.6% of the common stock of Centuri Construction Group Inc. (“Centuri” or the “construction services” segment) as of June 30, 2017. As part of the holding company reorganization effective January 2017, Centuri and Southwest are now subsidiaries of Southwest Gas Holdings, Inc.; whereas historically, Centuri had been a direct subsidiary of Southwest. Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) have two business segments (natural gas operations and construction services), which are discussed below.

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

As of June 30, 2017, Southwest had 1,994,000 residential, commercial, industrial, and other natural gas customers, of which 1,063,000 customers were located in Arizona, 738,000 in Nevada, and 193,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2017, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin (gas operating revenues less the net cost of gas sold) from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth.

The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest’s service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on operating margin, allowing Southwest to pursue energy efficiency initiatives.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

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

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2017	2016	2017	2016	2017	2016
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$9,522	$2,358	$86,460	$79,941	$125,942	$113,302
Construction services	8,716	6,585	1,382	4,448	29,552	32,472
Corporate and administrative	(374)	—	(670)	—	(670)	—

Net income	$17,864	$8,943	$87,172	$84,389	$154,824	$145,774

Average number of common shares outstanding	47,571	47,473	47,550	47,455	47,516	47,347

Basic earnings per share
Consolidated	$0.38	$0.19	$1.83	$1.78	$3.26	$3.08

Natural Gas Operations
Gas operating revenues	$260,162	$255,648	$722,764	$780,748	$1,263,428	$1,395,629
Net cost of gas sold	69,421	71,416	216,300	285,016	328,405	486,048

Operating margin	$190,741	$184,232	$506,464	$495,732	$935,023	$909,581

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

2nd Quarter 2017 Overview

Natural gas operations highlights:

•	Benefits of Arizona rate case reflected in quarterly operating results

•	32,000 net new customers in last 12 months (1.6% growth rate)

•	Depreciation and amortization expense declined $11 million compared to the prior-year quarter

•	Operating income increased $12.2 million compared to the prior-year quarter

•	Received approval to extend current rate case cycle in California

•	Proposed $66 million of accelerated pipe replacement in Nevada GIR application

•	Targeting $27 million of vintage steel pipe replacement in Arizona during 2017

•	Received approval for a $1.8 million surcharge associated with Arizona COYL program

Construction services highlights:

•	Revenues increased $8.2 million compared to the prior-year quarter

•	Construction expenses increased $8.1 million compared to the prior-year quarter

•	Depreciation and amortization expense declined $3.5 million compared to the prior-year quarter

•	Completed requalification of employees affected by temporary work stoppage

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$260,162	$255,648
Net cost of gas sold	69,421	71,416

Operating margin	190,741	184,232
Operations and maintenance expense	102,501	98,744
Depreciation and amortization	46,254	57,232
Taxes other than income taxes	14,497	12,987

Operating income	27,489	15,269
Other income (deductions)	2,052	2,436
Net interest deductions	16,991	16,561

Income before income taxes	12,550	1,144
Income tax expense (benefit)	3,028	(1,214)

Contribution to consolidated net income	$9,522	$2,358

The contribution to consolidated net income from natural gas operations increased $7.2 million between the second quarters of 2017 and 2016. The improvement was primarily due to higher operating margin and lower depreciation expense, both resulting from the recent Arizona general rate case decision.

Operating margin increased nearly $7 million between quarters. Rate relief in Arizona (effective April 2017) and California provided $5 million in operating margin (see Rates and Regulatory Proceedings). Approximately $2 million was attributable to customer growth, as 32,000 net new customers were added during the last twelve months.

Operations and maintenance expense increased $3.8 million, or 4%, between quarters due primarily to higher employee-related expenses and general cost increases. Employee-related expenses reflect approximately $1.3 million of incremental costs recognized associated with the amount and timing of incentive plan grants (including accelerated recognition for retirement eligible employees).

Depreciation and amortization expense decreased $11 million between quarters primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. Partially offsetting the decline was increased depreciation associated with a $321 million, or 5%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $1.5 million between quarters primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona. Property taxes were also impacted by a property tax tracking mechanism enacted as part of the recently settled Arizona general rate case.

Other income, which principally includes returns on company-owned life insurance (“COLI”) policies and non-utility expenses, decreased $384,000 between quarters. The current quarter reflects $1.9 million of COLI-related income associated with COLI policy cash surrender value increases, while the prior-year quarter reflected $2.2 million of COLI-related income.

Net interest deductions increased $430,000 between quarters, primarily due to the September 2016 issuance of $300 million of senior notes, partially offset by reductions associated with the redemption of debt ($100 million of 4.85% IDRBs in July 2016, and $24.9 million of 4.75% IDRBs in September 2016) and lower interest expense associated with PGA balances as compared to the prior-year quarter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Natural Gas Operations

Six-Month Analysis

	Six Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$722,764	$780,748
Net cost of gas sold	216,300	285,016

Operating margin	506,464	495,732
Operations and maintenance expense	211,180	199,541
Depreciation and amortization	107,449	117,977
Taxes other than income taxes	29,279	27,000

Operating income	158,556	151,214
Other income (deductions)	5,663	4,191
Net interest deductions	34,201	32,791

Income before income taxes	130,018	122,614
Income tax expense	43,558	42,673

Contribution to consolidated net income	$86,460	$79,941

The contribution to consolidated net income from natural gas operations increased $6.5 million between the first six months of 2017 and 2016. The improvement was primarily due to higher operating margin and lower depreciation expense, partially offset by an increase in operations and maintenance expenses.

Operating margin increased $11 million between the comparative six-month periods. Rate relief in the Arizona and California jurisdictions provided $6 million in operating margin (see Rates and Regulatory Proceedings). The remaining $5 million increase was attributable to customer growth.

Operations and maintenance expense increased $11.6 million, or 6%, between periods due primarily to higher employee-related expenses and general cost increases. Employee-related expenses reflect approximately $3.9 million of incremental costs recognized associated with the amount and timing of incentive plan grants (including accelerated recognition for retirement-eligible employees).

Depreciation and amortization expense decreased $10.5 million between periods primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. The depreciation decrease also included a decline of approximately $3.5 million in amortization related to the recovery of regulatory assets. Partially offsetting the decline was depreciation associated with a $330 million, or 6%, increase in average gas plant in service for the current period as compared to the prior period. The increase was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $2.3 million, or 8%, between periods primarily due to higher property taxes in Arizona, including the impacts of the Arizona property tax tracking mechanism.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $1.5 million between periods. The current period reflects $4.7 million of COLI-related income associated with COLI policy cash surrender value increases, while the prior-year period reflected $3.1 million of COLI-related income.

Net interest deductions increased $1.4 million between periods, primarily due to the September 2016 issuance of $300 million of senior notes, partially offset by reductions associated with debt redemptions and lower interest expense associated with PGA balances as compared to the prior-year period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Natural Gas Operations

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$1,263,428	$1,395,629
Net cost of gas sold	328,405	486,048

Operating margin	935,023	909,581
Operations and maintenance expense	413,363	397,886
Depreciation and amortization	222,935	224,845
Taxes other than income taxes	54,655	50,982

Operating income	244,070	235,868
Other income (deductions)	9,748	3,569
Net interest deductions	68,407	65,041

Income before income taxes	185,411	174,396
Income tax expense	59,469	61,094

Contribution to consolidated net income	$125,942	$113,302

Contribution to consolidated net income from natural gas operations increased by $12.6 million between the twelve-month periods of 2017 and 2016. The improvement was primarily due to higher operating margin and an increase in other income, partially offset by an increase in operations and maintenance expenses.

Operating margin increased $25 million between periods including a combined $11 million of rate relief in the Arizona and California jurisdictions, as well as Paiute Pipeline Company. Customer growth provided $8 million in operating margin. Operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues improved $6 million.

Operations and maintenance expense increased $15.5 million, or 4%, between periods primarily due to general cost increases and higher employee-related expenses. In addition, expenses for pipeline integrity management and damage prevention programs increased (collectively, $1 million).

Depreciation and amortization expense decreased $1.9 million, or 1%, between periods primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. Largely offsetting the decline was depreciation associated with a $345 million, or 6%, increase in average gas plant in service for the current period as compared to the prior period. The increase was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $3.7 million, or 7%, between periods primarily due to higher property taxes associated primarily with net plant additions and increased property taxes in Arizona.

Other income increased $6.2 million between the twelve-month periods of 2017 and 2016. The current period reflects a $9 million increase in COLI policy cash surrender values and recognized death benefits (combined), while the prior-year period reflected $1.3 million of COLI-related income.

Net interest deductions increased $3.4 million between periods, primarily due to the September 2016 issuance of $300 million of senior notes. The increase was substantially offset by reductions associated with the redemption of debt ($20 million of 5.25% IDRBs in September 2015, $100 million of 4.85% IDRBs in July 2016, and $24.9 million of 4.75% IDRBs in September 2016).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Construction Services

Quarterly Analysis

	Three Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$300,307	$292,100
Operating expenses:
Construction expenses	272,001	263,926
Depreciation and amortization	11,828	15,327

Operating income	16,478	12,847
Other income (deductions)	(6)	34
Net interest deductions	1,629	1,660

Income before income taxes	14,843	11,221
Income tax expense	5,870	4,480

Net income	8,973	6,741
Net income attributable to noncontrolling interests	257	156

Contribution to consolidated net income attributable to Centuri	$8,716	$6,585

Contribution to consolidated net income from construction services in the current quarter increased by $2.1 million when compared to the prior-year quarter. Increased revenues from higher volume of work and lower depreciation and amortization, as described below, contributed to the increase. Results were negatively impacted due to a temporary work stoppage by a significant customer that began in the first quarter of 2017 and continued through part of the second quarter of 2017. The temporary work stoppage was initiated due to state-mandated requalification of employees of all contractors working within the jurisdictional boundary of one state. Operations resumed gradually during the quarter following the requalification of Centuri’s employees during the second quarter of 2017.

Revenues increased $8.2 million, or 3%, in the second quarter of 2017 when compared to the prior-year quarter, primarily due to an increase in pipe replacement work with existing customers, partially offset by a decrease in revenues associated with the temporary work stoppage noted above. During the second quarter of 2017, the suspension of work resulted in a $15.8 million reduction in revenue, compared to the prior-year quarter, and a $100,000 pre-tax loss in the current quarter.

Construction expenses increased $8.1 million, or 3%, between quarters due to additional pipe replacement work and higher labor costs related to the temporary work stoppage. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.1 million and $1.4 million for the second quarters of 2017 and 2016, respectively.

Depreciation and amortization decreased $3.5 million between quarters, primarily due to a $2.7 million reduction associated with the extension of the estimated useful lives of certain depreciable equipment during the past 12 months.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Construction Services

Six-Month Analysis

	Six Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$492,442	$498,248
Operating expenses:
Construction expenses	463,957	457,308
Depreciation and amortization	23,111	29,942

Operating income	5,374	10,998
Other income (deductions)	248	—
Net interest deductions	3,133	3,151

Income before income taxes	2,489	7,847
Income tax expense	1,153	3,334

Net income	1,336	4,513
Net income (loss) attributable to noncontrolling interests	(46)	65

Contribution to consolidated net income attributable to Centuri	$1,382	$4,448

Contribution to consolidated net income from construction services for the first six months of 2017 declined by $3.1 million when compared to the prior-year period. Results were negatively impacted by the temporary work stoppage previously described. Poor weather during the first quarter of 2017 also negatively impacted current-period results. These impacts were partially offset by lower depreciation and amortization.

Revenues decreased $5.8 million, or 1%, in the first six months of 2017 when compared to the prior-year period. The suspension of work during the first six months of 2017 noted above resulted in a $26.3 million reduction in revenues, compared to the prior-year period, and a $3.7 million pre-tax loss in the current period. Additionally, inclement weather in several operating areas negatively impacted revenues and reduced productivity in the first quarter. Increased revenues from additional pipe replacement work partially offset the other decreases.

Construction expenses increased $6.6 million, or 1%, between periods. The increase in construction expenses is disproportionate to that noted above with regard to revenues due in part to logistics surrounding the timing and length of the temporary work stoppage with the significant customer, and to higher labor costs incurred to complete work during inclement weather conditions in the first quarter. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.4 million and $2.7 million for the first six months of 2017 and 2016, respectively.

Depreciation and amortization decreased $6.8 million between periods, primarily due to a $6.2 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment during the past 12 months.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Results of Construction Services

Twelve-Month Analysis

	Twelve Months Ended June 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$1,133,272	$1,074,168
Operating expenses:
Construction expenses	1,031,072	955,332
Depreciation and amortization	48,838	58,763

Operating income	53,362	60,073
Other income (deductions)	1,441	1,067
Net interest deductions	6,645	7,086

Income before income taxes	48,158	54,054
Income tax expense	17,703	20,414

Net income	30,455	33,640
Net income attributable to noncontrolling interests	903	1,168

Contribution to consolidated net income attributable to Centuri	$29,552	$32,472

Contribution to consolidated net income from construction services for the twelve-month period ended June 30, 2017 decreased $2.9 million compared to the same period of 2016. The decrease is primarily due to higher construction costs relative to increased revenues, resulting in pre-tax losses on certain projects, partially offset by a decline in depreciation and amortization.

Revenues increased $59.1 million, or 6%, in the current twelve-month period compared to the same period of 2016 primarily due to additional pipe replacement work for existing customers. During the past several years, Centuri has focused its efforts on obtaining replacement work under both blanket contracts and incremental bid projects. For each of the twelve-month periods ended June 30, 2017 and 2016, revenues from replacement work provided over 60% of total revenues. During the fourth quarter of 2016, Centuri began work on a multi-year water pipe replacement program for a new municipal customer.

Construction expenses increased $75.7 million, or 8% between periods, due to additional pipe replacement work, higher labor costs experienced due to changes in the mix of work with existing customers, start-up costs associated with new customer contracts, and increased operating expenses to support increased growth in operations. Additionally, the logistics surrounding the timing and length of a temporary work stoppage with a significant customer during the first six months of 2017 resulted in costs disproportionate to revenues. Gains on sale of equipment (reflected as an offset to construction expenses) were $5.8 million and $3.3 million for the twelve-month periods ended June 30, 2017 and 2016, respectively.

Depreciation and amortization decreased $9.9 million between the current and prior-year periods primarily due to an $11.5 million reduction associated with the extension of the estimated useful lives of certain depreciable equipment over the last twelve months.

Net interest deductions decreased $441,000 between periods primarily due to lower interest rates and lower average outstanding borrowings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect existing levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requested an overall rate of return of 7.82% on an original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing included a depreciation study that supported a proposal to reduce currently effective depreciation expense by approximately $42 million, which was considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, resulted in a net annual operating income increase request of $74 million. A settlement was reached among several parties in December 2016 and a formal draft settlement was filed in January 2017. Hearings were held in February 2017, and the ACC approved the settlement agreement in April 2017. The settlement provides for an overall operating revenue increase of $16 million and the capital structure and cost of capital as proposed by Southwest, with the exception of the return on common equity, which was set at 9.50%. Depreciation expense is expected to be reduced by $44.7 million, for a combined net annual operating income increase of $60.7 million. Other key elements of the settlement include approval of the continuation and expansion of the current Customer-Owned Yard Line (“COYL”) program (adding the ability to seek out COYLs through a targeted approach and mobilization of work crews for replacement), implementation of a vintage steel pipe replacement program, and a continuation of the current decoupled rate design, excluding a winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also included a property tax tracking mechanism to defer changes in property tax expense for recovery in the next general rate case. For 2017, this is expected to result in a modest increase to property tax expense and then remain relatively flat until Southwest’s next Arizona general rate case decision. New rates were effective April 2017. The settlement also includes a three-year rate case moratorium prohibiting a new application to adjust base rates from being filed prior to May 2019.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. Following the December 2014 preapproval, Southwest purchased the site for the facility and completed detailed engineering design specifications for the purpose of soliciting bids for the engineering, procurement and construction (“EPC”) of the facility. Southwest solicited requests for proposals for the EPC phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which was approved by the ACC in December 2016. Through June 2017, Southwest has incurred approximately $6.1 million in capital expenditures toward the project (including land acquisition costs). Construction is expected to commence in September 2017 and be completed by the end of 2019.

COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. Effective June 2013, the ACC authorized a surcharge to recover the costs of depreciation and pre-tax return on the costs incurred to replace and relocate service lines and meters. The surcharge is revised annually as the program progresses. In 2014, Southwest received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. In the most recent annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital projects completed under both Phase I and Phase II during 2016. In June, the ACC issued a decision approving the surcharge application. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the its recently completed general rate proceeding, as discussed above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Vintage Steel Pipe Program. Southwest received approval, in connection with its most recent Arizona general rate case, to implement a vintage steel pipe replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that will be made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest is currently targeting the replacement of nearly 40 miles of vintage steel pipe during calendar-year 2017 totaling approximately $27 million.

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

California General Rate Case. In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual PTY attrition adjustments through 2020 from 2018. That latest rate case decision would have required Southwest to file its next general rate application by September 2017. Expedited consideration was requested and in June 2017, the CPUC approved the request, thereby extending the rate case filing deadline. Southwest believes this extension is in the public interest as it provides rate stability to customers for two additional years consistent with the current reasonable rates approved as part of the last general rate case, and the current revenue requirement and rate of return are not in need of adjustment (with the continuation of the currently approved 2.75% PTY attrition adjustment for the two additional years).

Nevada Jurisdiction

General Revenues Adjustment. In June 2016, Southwest requested authorization from the Public Utilities Commission of Nevada (“PUCN”) to adjust rates associated with its revenue decoupling mechanism (General Revenues Adjustment, or “GRA”). The filing was approved in December 2016, with rates effective January 2017. The rate adjustment is expected to refund approximately $16.7 million during 2017. In June 2017, Southwest filed to adjust the GRA surcharge effective January 2018. This would result in a decrease in revenues of $15.4 million, based on the overrecovered balance in the account at the end of April 2017. The filing is expected to be approved by year end. While there is no impact to net income overall from this rate adjustment, operating cash flows will be reduced as the regulatory liability balance is refunded.

Infrastructure Replacement Mechanisms. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that does not otherwise currently provide incremental revenues. Associated with such mechanism, each year, Southwest files a Gas Infrastructure Replacement (“GIR”) Advance Application requesting authority to replace qualifying infrastructure and files separately as part of an annual GIR filing to reset the recovery surcharge, related to previously approved and completed projects. For projects approved in 2015 and completed in 2016, the annualized revenue was approximately $4.5 million. In September 2016, Southwest filed to adjust the GIR surcharge to recover the annual revenue requirement for amounts previously deferred. This filing was approved in December 2016 and new rates became effective January 2017. In June 2016, Southwest filed an Advance Application for projects expected to be completed during 2017, proposing approximately $60 million of accelerated pipe replacement to include early vintage plastic, early vintage steel, and a COYL program. The COYL program, while not large in magnitude, represents the first of its kind in Nevada, modeled after the program in place in Southwest’s Arizona jurisdiction for several years. The PUCN issued an Order on the Advance Application in October 2016, approving approximately $57.3 million of replacement work with an annualized revenue requirement estimated at approximately $5.3 million. With regard to the proposed COYL program, approval was granted for the northern Nevada rate jurisdiction, but consideration for the southern Nevada rate jurisdiction was deferred until 2020, at which time certain early vintage plastic pipe programs are expected to be completed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

In May 2017, Southwest filed a GIR Advance Application with the PUCN for projects totaling approximately $66 million that are expected to be completed during 2018. Similar to previous years, the proposed projects consist of early vintage plastic and early vintage steel pipe, as well as the continuation of the previously approved COYL program in northern Nevada. Southwest recently entered into a settlement agreement with the intervening parties and filed a proposed stipulation requesting the Commission approve the settlement agreement. The settlement agreement proposes to approve the request as filed, but also authorizes Southwest to start replacing COYLs in southern Nevada in certain situations, and to recover costs through the GIR mechanism.

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

Conservation and Energy Efficiency(“CEE”). In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of initial program costs was approved as part of the most recent general rate case, amounts incurred subsequent to May 2012 (the certification period) continued to be deferred. Approved rates for the post-May 2012 costs deferred (including previously expected program expenditures for 2016) became effective January 2016 and resulted in annualized margin increases of $2 million in northern Nevada and $8.5 million in southern Nevada. Then, as part of the ARA filing approved in December 2016, Southwest modified rates, effective January 2017, expected to result in annualized margin decreases of $1.4 million in northern Nevada and $1.3 million in southern Nevada to return over-collected balances. There is, however, no anticipated impact to net income overall from these decreases as amortization expense will also be reduced.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute Pipeline Company (“Paiute”) evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. In July 2017, a certificate application was filed, which included an applicant environmental assessment. The project is anticipated to consist of 8.4 miles of additional transmission pipeline infrastructure at an approximate cost of $18 million. If the process progresses as planned, a decision should be received by April 2018 and the additional facilities could be in place by the end of 2018.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2017, under-collections in Arizona and Northern Nevada resulted in an asset of approximately $6 million and over-collections in Southern Nevada and California resulted in a liability of $20.6 million on the Company’s and Southwest’s condensed consolidated balance sheets. Gas cost rates paid to suppliers have been higher than amounts recovered from customers during the first six months of 2017, resulting in fluctuations since December 31, 2016. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	June 30, 2017	December 31, 2016	June 30, 2016
Arizona	$4,822	$(20,349)	$(33,941)
Northern Nevada	1,134	(3,339)	(14,380)
Southern Nevada	(17,741)	(66,788)	(75,440)
California	(2,887)	2,608	(2,538)

	$(14,672)	$(87,868)	$(126,299)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, certain pipe replacement has been accelerated to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability, notably in association with new gas infrastructure replacement programs as discussed above. During this same time, cost savings were achieved from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Southwest Gas Holdings, Inc.:

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $219 million in the first six months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs noted above, lower depreciation, and temporary changes in other working capital components. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities decreased $18.8 million in the first six months of 2017 as compared to the same period of 2016. The decrease was primarily due to a prior-period outflow of $17 million to facilitate a construction services acquisition.

Financing Cash Flows. Net cash provided by consolidated financing activities increased $225.5 million in the first six months of 2017 as compared to the same period of 2016. The increase was primarily due to activity under the credit facility and commercial paper program (an increase in borrowings in the current-year six-month period and the repayment of borrowings in the prior-year six-month period). Dividends paid increased in the first six months of 2017 as compared to the same period of 2016 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The Company issued approximately 101,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management Incentive Plan.

Southwest Gas Corporation:

Operating Cash Flows. Cash flows provided by operating activities decreased $190.5 million in the first six months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs as discussed above, which favorably impacted the prior-year six-month period, but had the opposite impact in the current six-month period. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in investing activities increased $16.5 million in the first six months of 2017 as compared to the same period of 2016. The increase was primarily due to additional construction expenditures, including scheduled and accelerated pipe replacement.

Financing Cash Flows. Net cash provided by financing activities increased $226.1 million in the first six months of 2017 as compared to the same period of 2016. The increase was primarily due to activity under the credit facility and commercial paper program (an increase in borrowings in the current-year six-month period and the repayment of borrowings in the prior-year six-month period).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended June 30, 2017, construction expenditures for the natural gas operations segment were $467 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $319 million during this time and provided approximately 58% of construction expenditures and dividend requirements.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2019 will be between $1.6 billion and $1.8 billion. Of this amount, approximately $570 million is expected to be incurred in 2017. Southwest plans to continue, as appropriate, to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent approval to complete $57.3 million in accelerated replacement projects in Nevada in 2017 and the $66 million requested for 2018 in the Nevada GIR Advance Application, as well as programs included in the recently approved Arizona general rate case settlement (the continuation of the COYL program and implementation of a vintage steel pipe replacement program). Southwest may expand existing, or initiate new, programs. If efforts continue to be successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 60% to 70% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no deduction after 2019. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of approximately $21 million of federal income taxes for 2017.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

service territories, the ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates have historically had the most significant impact on liquidity.

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2017, the combined balance in the PGA accounts totaled an over-collection of $14.7 million. See PGA Filings for more information.

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At June 30, 2017, $2.5 million was outstanding on this facility.

In March 2017, Southwest Gas Corporation amended its credit facility, increasing the borrowing capacity from $300 million to $400 million, and extended the term of the facility from March 2021 to March 2022. Southwest continues to designate $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first six months of 2017 was $92 million, which was also the amount outstanding on the long-term portion of the credit facility at June 30, 2017. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2017, no borrowings were outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and is in the process of being repaid ($106 million was outstanding at June 30, 2017). No further borrowing is permitted under this portion of the facility. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first six months of 2017 was $100 million, which was the amount outstanding at June 30, 2017. At June 30, 2017, there was approximately $36 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2017	2016
Ratio of earnings to fixed charges	3.42	3.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (that approximates the interest component of such expense), and net amortized debt costs.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, the cost of the 2018 Paiute expansion project in northern Nevada and northern California, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2017 or future period revenues from regulatory rate proceedings including amounts resulting from the settled Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue common stock under the Equity Shelf Program, future dividend increases and the Board’s current target dividend payout ratio, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, impacts of accounting standard updates, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, and ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of the recent work stoppage, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on the most recent evaluation, as of June 30, 2017, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2017 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Based on the most recent evaluation, as of June 30, 2017, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in Southwest’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2017 that have materially affected, or are likely to materially affect Southwest’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations.

ITEMS 1A through 3.	None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01*	—	Centuri Employment Agreement with Paul Daily, Chief Executive Officer.
Exhibit 10.02*	—	Centuri/NPL Executive Deferred Compensation Plan.
Exhibit 10.03*	—	Centuri Long-term Capital Investment Program.
Exhibit 10.04*	—	Centuri Short-term Incentive Program.
Exhibit 10.05*	—	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 1-37976.
Exhibit 12.01	—	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Holdings, Inc.
Exhibit 31.01	—	Section 302 Certifications–Southwest Gas Holdings, Inc.
Exhibit 31.02	—	Section 302 Certifications–Southwest Gas Corporation.
Exhibit 32.01	—	Section 906 Certifications–Southwest Gas Holdings, Inc.
Exhibit 32.02	—	Section 906 Certifications–Southwest Gas Corporation.
Exhibit 101.INS	—	XBRL Instance Document
Exhibit 101SCH	—	XBRL Schema Document
Exhibit 101.CAL	—	XBRL Calculation Linkbase Document
Exhibit 101.DEF	—	XBRL Definition Linkbase Document
Exhibit 101.LAB	—	XBRL Label Linkbase Document
Exhibit101.PRE	—	XBRL Presentation Linkbase Document

*	Management Incentive Plans

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)

Date: August 8, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 8, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer