Form 10-Q
period 2017-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2017-11-07
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 47,731,840 shares as of October 27, 2017.

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
ASSETS
Utility plant:
Gas plant	$6,440,547	$6,193,564
Less: accumulated depreciation	(2,218,796)	(2,172,966)
Acquisition adjustments, net	81	196
Construction work in progress	164,030	111,177

Net utility plant	4,385,862	4,131,971

Other property and investments	369,303	342,343

Current assets:
Cash and cash equivalents	59,152	28,066
Accounts receivable, net of allowances	301,792	285,145
Accrued utility revenue	34,100	76,200
Income taxes receivable, net	5,462	4,455
Deferred purchased gas costs	6,230	2,608
Prepaids and other current assets	132,182	136,833

Total current assets	538,918	533,307

Noncurrent assets:
Goodwill	147,865	139,983
Deferred income taxes	1,467	1,288
Deferred charges and other assets	411,655	432,234

Total noncurrent assets	560,987	573,505

Total assets	$5,855,070	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized—60,000,000 shares; issued and outstanding—47,731,840 and 47,482,068 shares)	$49,362	$49,112
Additional paid-in capital	924,213	903,123
Accumulated other comprehensive income (loss), net	(42,818)	(48,008)
Retained earnings	784,934	759,263

Total Southwest Gas Holdings, Inc. equity	1,715,691	1,663,490
Noncontrolling interest	(2,295)	(2,217)

Total equity	1,713,396	1,661,273
Redeemable noncontrolling interest	—	22,590
Long-term debt, less current maturities	1,731,981	1,549,983

Total capitalization	3,445,377	3,233,846

Current liabilities:
Current maturities of long-term debt	28,453	50,101
Short-term debt	110,500	—
Accounts payable	159,382	184,669
Customer deposits	70,162	72,296
Income taxes payable	1,543	1,909
Accrued general taxes	48,998	42,921
Accrued interest	24,543	17,939
Deferred purchased gas costs	14,971	90,476
Other current liabilities	197,854	168,064

Total current liabilities	656,406	628,375

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	894,011	840,653
Accumulated removal costs	312,000	308,000
Other deferred credits and other long-term liabilities	547,276	570,252

Total deferred income taxes and other credits	1,753,287	1,718,905

Total capitalization and liabilities	$5,855,070	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016	2017	2016
Operating revenues:
Gas operating revenues	$213,059	$200,179	$935,823	$980,927	$1,276,308	$1,376,388
Construction revenues	380,094	339,790	872,536	838,038	1,173,576	1,127,982

Total operating revenues	593,153	539,969	1,808,359	1,818,965	2,449,884	2,504,370

Operating expenses:
Net cost of gas sold	45,539	39,056	261,839	324,072	334,888	460,836
Operations and maintenance	102,278	102,438	314,488	301,979	414,233	400,222
Depreciation and amortization	58,529	69,845	189,089	217,764	260,457	286,977
Taxes other than income taxes	14,046	12,480	43,325	39,480	56,221	51,810
Construction expenses	342,629	300,611	806,586	757,919	1,073,090	1,009,188

Total operating expenses	563,021	524,430	1,615,327	1,641,214	2,138,889	2,209,033

Operating income	30,132	15,539	193,032	177,751	310,995	295,337

Other income and (expenses):
Net interest deductions	(19,494)	(18,158)	(56,863)	(54,100)	(76,423)	(71,884)
Other income (deductions)	2,876	2,565	8,788	6,756	11,501	10,861

Total other income and (expenses)	(16,618)	(15,593)	(48,075)	(47,344)	(64,922)	(61,023)

Income (loss) before income taxes	13,514	(54)	144,957	130,407	246,073	234,314
Income tax expense (benefit)	3,094	(2,961)	47,411	43,046	82,833	80,255

Net income	10,420	2,907	97,546	87,361	163,240	154,059
Net income attributable to noncontrolling interests	216	435	170	500	684	1,079

Net income attributable to Southwest Gas Holdings, Inc.	$10,204	$2,472	$97,376	$86,861	$162,556	$152,980

Basic earnings per share	$0.21	$0.05	$2.05	$1.83	$3.42	$3.22

Diluted earnings per share	$0.21	$0.05	$2.03	$1.82	$3.39	$3.20

Dividends declared per share	$0.495	$0.450	$1.485	$1.350	$1.935	$1.755

Average number of common shares outstanding	47,628	47,481	47,577	47,464	47,553	47,442
Average shares outstanding (assuming dilution)	47,986	47,830	47,912	47,802	47,896	47,787

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016	2017	2016
Net income	$10,420	$2,907	$97,546	$87,361	$163,240	$154,059

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	621	621	828	828
Amortization of net actuarial loss	3,944	4,196	11,832	12,586	16,027	17,915
Regulatory adjustment	(3,555)	(3,796)	(10,667)	(11,388)	(2,741)	(404)

Net defined benefit pension plans	596	607	1,786	1,819	(4)	(583)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	518	1,554	1,556	2,073	2,073

Net forward-starting interest rate swaps	518	518	1,554	1,556	2,073	2,073

Foreign currency translation adjustments	1,012	(238)	1,861	614	1,408	233

Total other comprehensive income, net of tax	2,126	887	5,201	3,989	3,477	1,723

Comprehensive income	12,546	3,794	102,747	91,350	166,717	155,782
Comprehensive income attributable to noncontrolling interests	198	427	181	521	679	1,089

Comprehensive income attributable to Southwest Gas Holdings, Inc.	$12,348	$3,367	$102,566	$90,829	$166,038	$154,693

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$97,546	$87,361	$163,240	$154,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,089	217,764	260,457	286,977
Deferred income taxes	49,409	43,702	74,439	86,526
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(15,330)	28,531	(13,765)	(17,889)
Accrued utility revenue	42,100	41,700	(1,100)	(800)
Deferred purchased gas costs	(79,127)	81,389	(114,658)	79,460
Accounts payable	(26,771)	(24,942)	19,866	10,445
Accrued taxes	4,689	(7,055)	38,084	(11,033)
Other current assets and liabilities	43,044	12,022	3,590	22,034
Gains on sale	(1,452)	(4,117)	(4,483)	(4,200)
Changes in undistributed stock compensation	9,199	4,347	10,308	5,142
AFUDC	(2,077)	(1,893)	(2,473)	(2,890)
Changes in other assets and deferred charges	(14,470)	3,926	(1,436)	4,183
Changes in other liabilities and deferred credits	3,395	(4,813)	(10,239)	702

Net cash provided by operating activities	299,244	477,922	421,830	612,716

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(449,998)	(404,388)	(575,141)	(555,819)
Acquisition of businesses, net of cash acquired	—	(17,000)	—	(17,000)
Changes in customer advances	(1,951)	5,445	504	9,445
Miscellaneous inflows	9,160	7,965	14,234	4,726

Net cash used in investing activities	(442,789)	(407,978)	(560,403)	(558,648)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	11,563	530	11,505	507
Dividends paid	(68,503)	(61,950)	(89,870)	(81,138)
Centuri distribution to redeemable noncontrolling interest	(204)	(99)	(544)	(198)
Issuance of long-term debt, net	104,308	408,946	119,308	420,946
Retirement of long-term debt	(100,240)	(196,351)	(159,162)	(240,999)
Change in credit facility and commercial paper	145,000	(150,000)	150,000	(97,000)
Change in short-term debt	110,500	(18,000)	110,500	—
Principal payments on capital lease obligations	(796)	(1,125)	(1,025)	(1,449)
Redemption of Centuri shares from noncontrolling parties	(23,000)	—	(23,000)	—
Withholding remittance—share-based compensation	(3,176)	(2,119)	(3,176)	(2,164)
Other	(1,104)	(605)	(2,068)	(60)

Net cash provided by (used in) financing activities	174,348	(20,773)	112,468	(1,555)

Effects of currency translation on cash and cash equivalents	283	(14)	103	(318)

Change in cash and cash equivalents	31,086	49,157	(26,002)	52,195
Cash and cash equivalents at beginning of period	28,066	35,997	85,154	32,959

Cash and cash equivalents at end of period	$59,152	$85,154	$59,152	$85,154

Supplemental information:
Interest paid, net of amounts capitalized	$45,771	$47,134	$66,077	$68,445
Income taxes paid (received)	3,687	6,530	(21,875)	9,899

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2017	2016
ASSETS
Utility plant:
Gas plant	$6,440,547	$6,193,564
Less: accumulated depreciation	(2,218,796)	(2,172,966)
Acquisition adjustments, net	81	196
Construction work in progress	164,030	111,177

Net utility plant	4,385,862	4,131,971

Other property and investments	115,841	108,569

Current assets:
Cash and cash equivalents	46,467	19,024
Accounts receivable, net of allowances	68,028	111,845
Accrued utility revenue	34,100	76,200
Income taxes receivable, net	6,440	4,455
Deferred purchased gas costs	6,230	2,608
Prepaids and other current assets	118,587	126,363

Total current assets	279,852	340,495

Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	393,942	410,625
Discontinued operations—construction services—assets	—	579,371

Total noncurrent assets	404,037	1,000,091

Total assets	$5,185,592	$5,581,126

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	917,581	897,346
Accumulated other comprehensive income (loss), net	(42,299)	(45,639)
Retained earnings	606,007	767,061

Total Southwest Gas Corporation equity	1,530,401	1,667,880
Discontinued operations—construction services non-owner equity	—	15,983
Long-term debt, less current maturities	1,520,790	1,375,080

Total capitalization	3,051,191	3,058,943

Current liabilities:
Current maturities of long-term debt	—	25,000
Short-term debt	83,000	—
Accounts payable	92,257	138,229
Customer deposits	70,162	72,296
Accrued general taxes	48,998	42,921
Accrued interest	24,406	17,395
Deferred purchased gas costs	14,971	90,476
Payable to parent	2,560	—
Other current liabilities	109,705	95,999

Total current liabilities	446,059	482,316

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	853,682	806,109
Accumulated removal costs	312,000	308,000
Other deferred credits and other long-term liabilities	522,660	545,143
Discontinued operations—construction services—liabilities	—	380,615

Total deferred income taxes and other credits	1,688,342	2,039,867

Total capitalization and liabilities	$5,185,592	$5,581,126

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016	2017	2016
Continuing operations:
Gas operating revenues	$213,059	$200,179	$935,823	$980,927	$1,276,308	$1,376,388

Operating expenses:
Net cost of gas sold	45,539	39,056	261,839	324,072	334,888	460,836
Operations and maintenance	102,215	102,438	313,395	301,979	413,140	400,222
Depreciation and amortization	46,194	56,436	153,643	174,413	212,693	228,609
Taxes other than income taxes	14,046	12,480	43,325	39,480	56,221	51,810

Total operating expenses	207,994	210,410	772,202	839,944	1,016,942	1,141,477

Operating income (loss)	5,065	(10,231)	163,621	140,983	259,366	234,911

Other income and (expenses):
Net interest deductions	(17,421)	(16,364)	(51,622)	(49,155)	(69,464)	(65,146)
Other income (deductions)	3,081	2,521	8,744	6,712	10,308	9,615

Total other income and (expenses)	(14,340)	(13,843)	(42,878)	(42,443)	(59,156)	(55,531)

Income (loss) from continuing operations before income taxes	(9,275)	(24,074)	120,743	98,540	200,210	179,380
Income tax expense (benefit)	(5,251)	(11,669)	38,307	31,004	65,887	59,544

Income (loss) from continuing operations	(4,024)	(12,405)	82,436	67,536	134,323	119,836

Discontinued operations—construction services:
Income before income taxes	—	24,020	—	31,867	21,649	54,934
Income tax expense	—	8,708	—	12,042	7,842	20,711

Income	—	15,312	—	19,825	13,807	34,223
Noncontrolling interests	—	435	—	500	514	1,079

Income—discontinued operations	—	14,877	—	19,325	13,293	33,144

Net income (loss)	$(4,024)	$2,472	$82,436	$86,861	$147,616	$152,980

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016	2017	2016
Continuing operations:
Net income (loss) from continuing operations	$(4,024)	$(12,405)	$82,436	$67,536	$134,323	$119,836

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(14,118)	(18,922)
Amortization of prior service cost	207	207	621	621	828	828
Amortization of net actuarial loss	3,944	4,196	11,832	12,586	16,027	17,915
Regulatory adjustment	(3,555)	(3,796)	(10,667)	(11,388)	(2,741)	(404)

Net defined benefit pension plans	596	607	1,786	1,819	(4)	(583)

Forward-starting interest rate swaps:
Amounts reclassified into net income	518	518	1,554	1,556	2,073	2,073

Net forward-starting interest rate swaps	518	518	1,554	1,556	2,073	2,073

Total other comprehensive income, net of tax from continuing operations	1,114	1,125	3,340	3,375	2,069	1,490

Comprehensive income (loss) from continuing operations	(2,910)	(11,280)	85,776	70,911	136,392	121,326

Discontinued operations—construction services:
Net income	—	14,877	—	19,325	13,293	33,144
Foreign currency translation adjustments	—	(238)	—	614	(453)	233

Comprehensive income	—	14,639	—	19,939	12,840	33,377
Comprehensive income (loss) attributable to noncontrolling interests	—	(8)	—	21	(16)	10

Comprehensive income attributable to discontinued operations—construction services	—	14,647	—	19,918	12,856	33,367

Comprehensive income (loss)	$(2,910)	$3,367	$85,776	$90,829	$149,248	$154,693

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	NINE MONTHS ENDED		TWELVE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2017	2016	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$82,436	$87,361	$148,130	$154,059
Income (loss) from discontinued operations	—	19,825	13,807	34,223

Income from continuing operations	82,436	67,536	134,323	119,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,643	174,413	212,693	228,609
Deferred income taxes	44,621	39,953	72,627	76,837
Changes in current assets and liabilities:
Accounts receivable, net of allowances	43,818	91,680	(7,131)	8,543
Accrued utility revenue	42,100	41,700	(1,100)	(800)
Deferred purchased gas costs	(79,127)	81,389	(114,658)	79,460
Accounts payable	(45,972)	(47,060)	17,271	1,467
Accrued taxes	4,092	(5,660)	29,143	4,567
Other current assets and liabilities	32,453	(819)	(224)	9,135
Changes in undistributed stock compensation	7,999	4,347	9,108	5,142
AFUDC	(2,077)	(1,893)	(2,473)	(2,890)
Changes in other assets and deferred charges	(14,861)	3,664	(1,914)	3,834
Changes in other liabilities and deferred credits	2,883	(4,813)	(10,751)	702

Net cash provided by operating activities	272,008	444,437	336,914	534,442

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(395,463)	(337,921)	(514,661)	(485,665)
Changes in customer advances	(1,951)	5,445	504	9,445
Miscellaneous inflows	2,407	2,464	2,925	3,506
Dividends received	—	2,801	9,660	5,602

Net cash used in investing activities	(395,007)	(327,211)	(501,572)	(467,112)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	530	(58)	507
Contributions from parent	11,659	—	11,659	—
Dividends paid	(60,497)	(61,950)	(81,864)	(81,138)
Issuance of long-term debt, net	—	296,469	—	296,469
Retirement of long-term debt	(25,000)	(124,855)	(25,000)	(124,855)
Change in credit facility and commercial paper	145,000	(150,000)	150,000	(97,000)
Change in short-term debt	83,000	(18,000)	83,000	—
Withholding remittance—share-based compensation	(3,176)	(2,119)	(3,176)	(2,164)
Other	(544)	(605)	(1,508)	(9)

Net cash provided by (used in) financing activities	150,442	(60,530)	133,053	(8,190)

Net cash provided by discontinued operating activities	—	33,485	57,680	78,274
Net cash used in discontinued investing activities	—	(80,767)	(11,049)	(91,536)
Net cash provided by (used in) discontinued financing activities	—	39,757	(44,491)	6,635
Effects of currency translation on cash and cash equivalents	—	(14)	(180)	(318)

Change in cash and cash equivalents	27,443	49,157	(29,645)	52,195
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	7,539	(1,960)	6,945

Change in cash and cash equivalents of continuing operations	27,443	56,696	(31,605)	59,140
Cash and cash equivalents at beginning of period	19,024	21,376	78,072	18,932

Cash and cash equivalents at end of period	$46,467	$78,072	$46,467	$78,072

Supplemental information:
Interest paid, net of amounts capitalized	$40,751	$42,804	$59,448	$63,031

Income taxes paid (received)	$4	$(3,055)	$(27,952)	$(16,600)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Holdings, Inc. is a holding company, owning all of the shares of common stock of Southwest Gas Corporation and, prior to August 2017, 96.6% of the shares of common stock of Centuri Construction Group, Inc. During August 2017, Southwest Gas Holdings, Inc. acquired the remaining 3.4% equity interest in Centuri Construction Group, Inc. that was held by the previous owners (and was previously reflected as a redeemable noncontrolling interest). Refer to Note 9 – Construction Services Redeemable Noncontrolling Interest for additional information.

In January 2017, a previously contemplated and approved reorganization under a holding company structure was made effective. The reorganization was designed to provide further separation between regulated and unregulated businesses, and to provide additional financing flexibility. Coincident with the effective date of the reorganization, existing shareholders of Southwest Gas Corporation became shareholders of Southwest Gas Holdings, Inc., on a one-for-one basis, with the same number of shares and same ownership percentage as they held immediately prior to the reorganization. At the same time, Southwest Gas Corporation and Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment) each became subsidiaries of the publicly traded holding company; whereas, historically, Centuri had been a direct subsidiary of Southwest Gas Corporation.

Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.

Basis of Presentation. The condensed consolidated financial statements for Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. As indicated above, in connection with the holding company reorganization, Centuri ceased to be a subsidiary of Southwest and became a subsidiary of Southwest Gas Holdings, Inc. To give effect to this change, the separate condensed consolidated financial statements related to Southwest Gas Corporation, which are included in this Form 10-Q, depict Centuri-related amounts for periods prior to January 1, 2017 as discontinued operations. Because the transfer of Centuri from Southwest Gas Corporation to Southwest Gas Holdings, Inc. was effectuated as an equity transaction and not a sale, assets and liabilities subject to the discontinued operations presentation have been reflected as noncurrent on the Southwest Gas Corporation Condensed Consolidated Balance Sheet. Those assets and liabilities are detailed in Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation, and include both current and non-current amounts.

No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments as a result of the foregoing organizational changes. Centuri operations continue to be part of continuing operations and included in the consolidated financial statements of Southwest Gas Holdings, Inc.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2016 Annual Report to Shareholders, which is incorporated by reference into the 2016 Form 10-K.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $36 million at September 30, 2017 and $30 million at December 31, 2016 (carried at weighted average cost) and $24 million at September 30, 2017 and $953,000 at December 31, 2016 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).

Other current liabilities. Other current liabilities of Southwest Gas Corporation include $21 million of dividends declared but not yet paid to Southwest Gas Holdings, Inc. at September 30, 2017.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents at September 30, 2017 and December 31, 2016 also includes money market fund investments of approximately $19.8 million and $5.3 million, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities included the following: Upon contract expiration, customer advances of approximately $1.9 million and $3.6 million, during the first nine months of 2017 and 2016, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Adoption of Accounting Standards Update (“ASU”) No. 2016-09. As of January 1, 2017, the Company adopted Financial Accounting Standards Board (“FASB”) ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The adoption of this update is considered a change in accounting principle. Among other things, the update clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change is required to be presented in the cash flow statement retrospectively. A new category, Withholding remittance – share-based compensation has been added to the Cash Flow from Financing Activities section of the Condensed Consolidated Statements of Cash Flows for both Southwest Gas Holdings, Inc. and Southwest Gas Corporation. The withheld taxes were included in the Other current assets and liabilities line item of the Condensed Consolidated Statements of Cash Flows in previous periods. Therefore, upon adoption, amounts presented as cash inflows from Other current assets and liabilities under the Cash Flow from Operating Activities section of the Southwest Gas Holdings, Inc. Condensed Consolidated Statements of Cash Flows were revised from $9.9 million to $12 million for the nine months ended September 30, 2016 and inflows in the same category for the twelve months ended September 30, 2016 were revised from $19.9 million to $22 million. In addition, while standalone financial statements were not previously presented for natural gas operations, for reasons related to the holding company reorganization discussed above, they are now presented. Therefore, upon adoption of this standard, the Cash Flow from Operating Activities section of the Southwest Gas Corporation Condensed Consolidated Statements of Cash Flows reflects a reclassification of cash outflows from Other current assets and liabilities from $2.9 million to $819,000 for the nine months ended September 30, 2016 and cash inflows in the same category were revised from $7 million to $9.1 million for the twelve months ended September 30, 2016.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

Goodwill. Goodwill is assessed as of October each year for impairment (required annually by U.S. GAAP), or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. In consideration of the holding company reorganization, management of the Company considered its reporting units and segments and determined that historic judgments regarding its segments and reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first nine months of 2017.

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2016	$10,095	$129,888	$139,983
Foreign currency translation adjustment	—	7,882	7,882

September 30, 2017	$10,095	$137,770	$147,865

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3—Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2017	December 31, 2016
Centuri accounts receivable for services provided to Southwest	$11,486	$10,585

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

Other Property and Investments. Other property and investments on the Southwest Gas Holdings, Inc. Condensed Consolidated Balance Sheets includes (thousands of dollars):

	September 30, 2017	December 31, 2016
Centuri property and equipment	$493,599	$451,114
Centuri accumulated provision for depreciation and amortization	(251,831)	(228,374)
Net cash surrender value of COLI policies	114,052	106,744
Other property	13,483	12,859

Total	$369,303	$342,343

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the condensed consolidated statements of income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30		September 30		September 30
	2017	2016	2017	2016	2017	2016
Southwest Gas Corporation—natural gas operations segment:
Change in COLI policies	$2,100	$2,300	$6,800	$5,400	$8,800	$7,500
Interest income	670	522	1,848	1,279	2,417	1,664
Equity AFUDC	968	611	2,077	1,893	2,473	2,890
Miscellaneous income and (expense)	(657)	(912)	(1,981)	(1,860)	(3,382)	(2,439)

Southwest Gas Corporation—total other income (deductions)	3,081	2,521	8,744	6,712	10,308	9,615

Construction services segment:
Interest income	1	—	2	1	2	414
Foreign transaction gain (loss)	(442)	(3)	(640)	(22)	(640)	28
Miscellaneous income and (expense)	231	47	676	65	1,825	804

Centuri—total other income (deductions)	(210)	44	38	44	1,187	1,246

Corporate and administrative	5	—	6	—	6	—

Consolidated Southwest Gas Holdings, Inc.—total other income (deductions)	$2,876	$2,565	$8,788	$6,756	$11,501	$10,861

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

Recently Issued Accounting Standards Updates. In May 2014, the FASB issued the update “Revenue from Contracts with Customers (Topic 606).” The update replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. In accordance with the update, an entity will be required to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the update. In July 2015, the FASB approved a one-year deferral of the effective date (annual periods beginning after December 15, 2017). In March, April, May, and December of 2016, the FASB issued updates to Topic 606 related to “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, “Identifying Performance Obligations and Licensing,” “Narrow-Scope Improvements and Practical Expedients”, and certain “Technical Corrections and Improvements.” The amendments in the first two updates, respectively, provide guidance when another party, along with the entity, is involved in providing a good or service to a customer, and provide clarification with regard to identifying performance obligations and of the licensing implementation guidance in Topic 606. The third update includes improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. In addition, a practical expedient is provided for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The fourth update affects narrow aspects of the guidance as issued to date. Management plans to adopt all of these updates at the required adoption date, which is for interim and annual reporting periods commencing January 2018.

Deliberations have been ongoing by the utility industry, notably in connection with efforts to produce an accounting guide intended to be developed by the American Institute of Certified Public Accountants (“AICPA”). In association with this undertaking, the AICPA formed a number of industry task forces, including a Power & Utilities (“P&U”) Task Force, on which Company personnel actively participate via formal membership. Industry representatives and organizations, the largest auditing firms, the AICPA’s Revenue Recognition Working Group and its Financial Reporting Executive Committee have undertaken, and continue to undertake, consideration of several items relevant to the utility industry. Where applicable or necessary, the FASB’s Transition Resource Group (“TRG”) has also participated. Through the P&U Task Force undertakings, general determinations were made that contributions received in aid of construction (“CIAC”) efforts related to the industry’s pipe distribution and transmission systems are reimbursements of expenditures rather than revenue (consistent with current accounting practices). Furthermore, regarding the “collectibility” criterion in the update that must be met for revenue recognition, general determinations have been made that contracts for utility service (including service to lower income or lower credit quality customers)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

represent genuine and valid contracts for which revenue is able to be recognized when service is rendered (consistent with current accounting practices). These determinations by the P&U industry are based on the various measures the industry takes to help ensure collectibility (e.g., proof of creditworthiness, customer deposits, late fee assessment, disconnection, service re-establishment fees, collection processes, etc.), in addition to the regulatory mechanisms established under rate regulation to mitigate the impacts of individual customer nonpayment. Southwest has also actively worked with its peers in the rate-regulated natural gas industry and with the public accounting profession to finalize the accounting treatment for several other issues not separately addressed by the P&U Task Force.

With regard to the construction services segment, the principles of the new revenue recognition guidance are very similar to existing guidance for construction contractors. Similar to the P&U Task Force noted above, the AICPA formed the Engineering and Construction Contractors Task Force to assist the construction industry with implementing the new guidance. The accounting guide the AICPA intends to release is expected to provide implementation guidance related to several issues including 1) combining contracts and separating performance obligations; 2) estimating change orders, incentives, penalties, liquidated damages and other variable consideration items and 3) acceptable measures of progress when recognizing revenue over time.

Management of both segments of the Company has substantially completed assessments of sources of revenue and the effects that adoption of the new guidance will have on the Company’s (and Southwest’s in the case of utility operations) financial position, results of operations, and cash flows. Based on assessments completed to date, management believes that such impacts will not be material overall. Presentation and disclosure requirements of the new guidance will have the most impact on the Company’s financial statements and note disclosures. The Company is currently planning to adopt the new guidance in 2018 under the modified retrospective transition method, as permissible.

In January 2016, the FASB issued the update “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” in order to improve the recognition and measurement of financial instruments. The update makes targeted improvements to existing U.S. GAAP by: 1) requiring equity investments to be measured at fair value with changes in fair value recognized in net income; 2) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 4) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and 5) requiring a reporting entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Management believes this update will not have a material impact on its consolidated financial statements and disclosures.

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Though companies have historically been required to make disclosures regarding leases and of associated contractual obligations, leases (with terms longer than a year) will no longer exist off-balance sheet. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

a full retrospective transition approach. Early application is permitted. Management currently plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. Existing leases have been historically documented under traditional leasing arrangements by both segments. Management is in the process of evaluating other types of arrangements that have the potential to meet the definition of a lease under the new standard, and is also in the process of selecting software to efficiently implement the standard for its natural gas operations segment. The FASB recently issued proposed guidance that will allow the election of a practical expedient to not apply the new standard to existing easement contracts that were not previously assessed as leases under historic guidance. However, the Company would still be required to evaluate any new easements entered into after the effective date of the standard to determine if the arrangements should be accounted for as leases. Management is currently evaluating the new and proposed guidance in light of its customary leasing arrangements (and other arrangements in association with the new guidance) to determine the effect the new standard will have on its financial position, results of operations, cash flows, and business processes.

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

In August 2016, the FASB issued the update “Classification of Certain Cash Receipts and Cash Payments.” This update addresses the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance (“COLI”) policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows, including identification of the predominant nature in cases where cash receipts and payments have aspects of more than one class of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Management believes this update will not have a material impact on its consolidated cash flow statements and disclosures.

In October 2016, the FASB issued the update “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” This update eliminates the current U.S. GAAP exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted; however, the guidance can only be adopted in the first interim period of a fiscal year. No such election to adopt early was made by management. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Management believes this update will not have a material impact on its consolidated financial statements and disclosures.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The update also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The update is effective for fiscal and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management has determined that this update would have had no impact on the consolidated financial statements for the periods presented if it had been effective during those periods.

In March 2017, the FASB issued the update “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update applies to all employers that offer employee benefits under defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation – Retirement Benefits. The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, and be appropriately described. The update also allows only the service cost component (and not the other components of periodic benefit costs) to be eligible for capitalization when applicable, making no exception for specialized industries, including rate-regulated industries.

Southwest is a rate-regulated utility offering pension and postretirement benefits to retired employees. It is anticipated that Southwest would continue to request recovery of the total costs of defined benefit plans in rate applications filed with its various regulatory bodies. Rate-regulated entities providing utility and transmission services have historically capitalized a portion of periodic benefit costs (including non-service cost components) in utility infrastructure (for instance, when productive labor is also charged to capital work orders). The portion capitalized has historically been a component of depreciation and related rate development through efforts of companies and their regulatory commissions. The Federal Energy Regulatory Commission (“FERC”) regulates interstate transmission pipelines and also establishes, via its Uniform System of Accounts, accounting practices of rate-regulated entities. Accounting guidelines by the FERC are typically also upheld by state commissions. Historically, those guidelines have been generally consistent with guidance in U.S. GAAP (including U.S. GAAP for rate-regulated entities). While formal guidance has not yet been published by the FERC, it is currently believed that the FERC will permit an election to either continue to capitalize non-service benefit costs for regulatory reporting purposes or to cease capitalizing such costs and implement the Topic 715 update capitalization provisions “as is,” for regulatory purposes. Assuming the FERC formalizes the above elections, Southwest currently anticipates adopting the provisions of Topic 715 for both SEC reporting and regulatory purposes. Industry deliberations continue and management will be evaluating the various impacts this update will have on its consolidated financial statements and disclosures. It is estimated that approximately $3 million in non-service costs were capitalized as a component of gas plant during 2016. Total non-service costs were approximately $20 million in 2016.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$5,848	$5,708	$17,544	$17,125	$23,252	$23,406
Interest cost	11,520	11,507	34,561	34,520	46,068	45,577
Expected return on plan assets	(13,799)	(14,140)	(41,397)	(42,419)	(55,536)	(56,871)
Amortization of net actuarial loss	6,001	6,317	18,003	18,950	24,319	27,136

Net periodic benefit cost	$9,570	$9,392	$28,711	$28,176	$38,103	$39,248

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$77	$83	$232	$248	$315	$328
Interest cost	471	464	1,413	1,394	1,878	1,818
Amortization of net actuarial loss	361	346	1,081	1,038	1,426	1,361

Net periodic benefit cost	$909	$893	$2,726	$2,680	$3,619	$3,507

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2017	2016	2017	2016	2017	2016
(Thousands of dollars)
Service cost	$367	$375	$1,101	$1,124	$1,476	$1,534
Interest cost	808	795	2,424	2,386	3,218	3,136
Expected return on plan assets	(839)	(787)	(2,518)	(2,362)	(3,305)	(3,228)
Amortization of prior service costs	333	333	1,001	1,001	1,335	1,335
Amortization of net actuarial loss	—	104	—	312	105	398

Net periodic benefit cost	$669	$820	$2,008	$2,461	$2,829	$3,175

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

	Natural Gas Operations	Construction Services	Other	Total
Three months ended September 30, 2017
Revenues from external customers	$213,059	$351,850	$—	$564,909
Intersegment revenues	—	28,244	—	28,244

Total	$213,059	$380,094	$—	$593,153

Segment net income (loss)	$(4,024)	$14,335	$(107)	$10,204

Three months ended September 30, 2016
Revenues from external customers	$200,179	$312,531	$—	$512,710
Intersegment revenues	—	27,259	—	27,259

Total	$200,179	$339,790	$—	$539,969

Segment net income (loss)	$(12,405)	$14,877	$—	$2,472

	Natural Gas Operations	Construction Services	Other	Total
Nine months ended September 30, 2017
Revenues from external customers	$935,823	$800,073	$—	$1,735,896
Intersegment revenues	—	72,463	—	72,463

Total	$935,823	$872,536	$—	$1,808,359

Segment net income (loss)	$82,436	$15,717	$(777)	$97,376

Nine months ended September 30, 2016
Revenues from external customers	$980,927	$762,835	$—	$1,743,762
Intersegment revenues	—	75,203	—	75,203

Total	$980,927	$838,038	$—	$1,818,965

Segment net income	$67,536	$19,325	$—	$86,861

	Natural Gas Operations	Construction Services	Other	Total
Twelve months ended September 30, 2017
Revenues from external customers	$1,276,308	$1,078,195	$—	$2,354,503
Intersegment revenues	—	95,381	—	95,381

Total	$1,276,308	$1,173,576	$—	$2,449,884

Segment net income (loss)	$134,323	$29,010	$(777)	$162,556

Twelve months ended September 30, 2016
Revenues from external customers	$1,376,388	$1,022,416	$—	$2,398,804
Intersegment revenues	—	105,566	—	105,566

Total	$1,376,388	$1,127,982	$—	$2,504,370

Segment net income	$119,836	$33,144	$—	$152,980

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 2017 through March 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2017	December 31, 2016
Contract notional amounts	10,936	10,543

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2017 and 2016 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)

		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss)	September 30				September 30				September 30
Instrument	Recognized in Income on Derivative	2017		2016		2017		2016		2017		2016
Swaps	Net cost of gas sold	$(546)		$(2,072)		$(6,851)		$2,253		$(4,098)		$(656)
Swaps	Net cost of gas sold	546	*	2,072	*	6,851	*	(2,253	)*	4,098	*	656	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

September 30, 2017 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Prepaids and other current assets	$56	$(22)	$34
Swaps	Other current liabilities	27	(1,899)	(1,872)
Swaps	Other deferred credits	1	(768)	(767)

Total		$84	$(2,689)	$(2,605)

December 31, 2016 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Deferred charges and other assets	$899	$(54)	$845
Swaps	Prepaids and other current assets	3,551	(19)	3,532

Total		$4,450	$(73)	$4,377

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(Thousands of dollars)	September 30, 2017	September 30, 2017	September 30, 2017
Paid to counterparties	$143	$1,555	$2,655

Received from counterparties	$—	$1,685	$2,060

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

September 30, 2017 Instrument	Balance Sheet Location	Net Total
Swaps	Other current liabilities	$(34)
Swaps	Prepaids and other current assets	1,872
Swaps	Deferred charges and other assets	767

December 31, 2016 Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits	$(845)
Swaps	Other current liabilities	(3,532)

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2017 and December 31, 2016 using New York Mercantile Exchange (“NYMEX”) futures settlement prices for delivery of natural gas at Henry Hub adjusted by the price of NYMEX ClearPort basis Swaps, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Level 2—Significant other observable inputs

(Thousands of dollars)	September 30, 2017	December 31, 2016
Assets at fair value:
Prepaids and other current assets—Swaps	$34	$3,532
Deferred charges and other assets—Swaps	—	845
Liabilities at fair value:
Other current liabilities—Swaps	(1,872)	—
Other deferred credits—Swaps	(767)	—

Net Assets (Liabilities)	$(2,605)	$4,377

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

On March 29, 2017, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months and nine months ending September 30, 2017, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 147,077 shares of the Company’s common stock in the open market at a weighted average price of $80.07 per share, resulting in proceeds to the Company of $11,659,104, net of $117,769 in agent commissions. As of September 30, 2017, the Company had up to $138,223,127 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest. Commensurate with these intentions, proceeds during the 3rd quarter of 2017 were contributed to, and reflected in the records of, Southwest (as a capital contribution from the parent holding company).

During the nine months ended September 30, 2017, the Company issued approximately 103,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.

Note 6 – Long-Term Debt

Carrying amounts of long-term debt and related estimated fair values as of September 30, 2017 and December 31, 2016 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

	September 30, 2017		December 31, 2016
	Carrying	Market	Carrying	Market
	Amount	Value	Amount	Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$130,325	$125,000	$129,703
Notes, 6.1%, due 2041	125,000	154,434	125,000	149,734
Notes, 3.875%, due 2022	250,000	258,943	250,000	254,900
Notes, 4.875%, due 2043	250,000	275,168	250,000	266,793
Notes, 3.8%, due 2046	300,000	292,578	300,000	283,029
8% Series, due 2026	75,000	97,218	75,000	94,691
Medium-term notes, 7.59% series, due 2017	—	—	25,000	25,040
Medium-term notes, 7.78% series, due 2022	25,000	29,174	25,000	29,290
Medium-term notes, 7.92% series, due 2027	25,000	31,964	25,000	31,905
Medium-term notes, 6.76% series, due 2027	7,500	8,920	7,500	8,769
Unamortized discount and debt issuance costs	(9,498)		(9,931)

	1,173,002		1,197,569

Revolving credit facility and commercial paper	150,000	150,000	5,000	5,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(2,212)		(2,489)

	197,788		197,511

Less: current maturities	—		(25,000)

Long-term debt, less current maturities - Southwest Gas Corporation	$1,520,790		$1,375,080

Centuri:
Centuri term loan facility	$107,250	107,403	$106,700	106,819
Unamortized debt issuance costs	(383)		(516)

	106,867		106,184
Centuri secured revolving credit facility	81,250	81,402	41,185	41,292
Centuri other debt obligations	51,527	51,978	52,635	52,840
Less: current maturities	(28,453)		(25,101)

Long-term debt, less current maturities - Centuri	$211,191		$174,903

Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,520,790		$1,400,080
Centuri long-term debt	239,644		200,004
Less: current maturities	(28,453)		(50,101)

Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$1,731,981		$1,549,983

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

In March 2017, Southwest amended its credit facility, increasing the borrowing capacity from $300 million to $400 million. Also, the facility was previously scheduled to expire in March 2021 and was extended to March 2022. Southwest continues to designate $150 million of capacity related to the facility as long-term debt and with the total capacity now available, has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on the Southwest’s senior unsecured debt rating. At September 30, 2017, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At September 30, 2017, $150 million was outstanding on the long-term portion and $83 million was outstanding on the short-term portion of this credit facility (See Note 7 – Short-Term Debt).

At September 30, 2017, Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. This facility includes a revolving credit facility and a term loan facility. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and had $107 million outstanding (after repayments) at September 30, 2017. The $300 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at September 30, 2017 totaled $526 million. At September 30, 2017, $189 million in borrowings were outstanding under the Centuri facility.

Note 7 – Short-Term Debt

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. Interest rates for this facility are calculated at either the LIBOR or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. The applicable margin ranges from 0.75% to 1.50% for loans bearing interest with reference to LIBOR and from 0% to 0.5% for loans bearing interest with reference to the alternative base rate. The Company is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. At September 30, 2017, $27.5 million was outstanding under this facility.

As discussed in Note 6 – Long-Term Debt, Southwest has a $400 million credit facility that is scheduled to expire in March 2022, of which $250 million has been designated by management for working capital purposes. Southwest had $83 million in short-term borrowings outstanding at September 30, 2017 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Note 8 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the redeemable noncontrolling interest for Southwest Gas Holdings, Inc. on a consolidated basis during the nine months ended September 30, 2017.

	Southwest Gas Holdings, Inc. Equity
				Accumulated				Redeemable
			Additional	Other		Non-		Noncontrolling
	Common Stock		Paid-in	Comprehensive	Retained	controlling		Interest
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total	(Temporary Equity)
DECEMBER 31, 2016	47,482	$49,112	$903,123	$(48,008)	$759,263	$(2,217)	$1,661,273	$22,590
Common stock issuances	250	250	21,090				21,340
Net income (loss)					97,376	(78)	97,298	248
Redemption value adjustments					(355)		(355)	355
Foreign currency exchange translation adj.				1,850			1,850	11
Redemption of Centuri shares from noncontrolling parties								(23,000)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,786			1,786
Amounts reclassified to net income, net of tax (FSIRS)				1,554			1,554
Centuri dividend to redeemable noncontrolling interest								(204)
Dividends declared
Common: $1.485 per share					(71,350)		(71,350)

SEPTEMBER 30, 2017	47,732	$49,362	$924,213	$(42,818)	$784,934	$(2,295)	$1,713,396	$—

The table below provides details of activity in equity for Southwest Gas Corporation during the nine months ended September 30, 2017. Effective in January 2017, Southwest became a subsidiary of Southwest Gas Holdings, Inc., and only equity shares of the latter are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Total
DECEMBER 31, 2016	47,482	$49,112	$897,346	$(45,639)	$767,061	$1,667,880
Net income					82,436	82,436
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,786		1,786
Amounts reclassified to net income, net of tax (FSIRS)				1,554		1,554
Distribution to Southwest Gas Holdings, Inc. investment in discontinued operations					(182,773)	(182,773)
Stock-based compensation (a)			8,576		(587)	7,989
Dividends declared to Southwest Gas Holdings, Inc.					(60,130)	(60,130)
Contributions from Southwest Gas Holdings, Inc.			11,659			11,659

SEPTEMBER 30, 2017	47,482	$49,112	$917,581	$(42,299)	$606,007	$1,530,401

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

The following information provides insight into amounts impacting the Company’s Other Comprehensive Income (Loss), both before and after tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and the associated column in the equity table above, as well as the Redeemable Noncontrolling Interest. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$333	$(126)	$207	$333	$(126)	$207
Amortization of net actuarial (gain)/loss	6,362	(2,418)	3,944	6,767	(2,571)	4,196
Regulatory adjustment	(5,734)	2,179	(3,555)	(6,122)	2,326	(3,796)

Pension plans other comprehensive income (loss)	961	(365)	596	978	(371)	607
FSIRS (designated hedging activities):
Amounts reclassifed into net income	835	(317)	518	835	(317)	518

FSIRS other comprehensive income	835	(317)	518	835	(317)	518

Total other comprehensive income (loss) - Southwest Gas Corporation	1,796	(682)	1,114	1,813	(688)	1,125

Foreign currency translation adjustments:
Translation adjustments	1,012	—	1,012	(238)	—	(238)

Foreign currency other comprehensive income (loss)	1,012	—	1,012	(238)	—	(238)

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,808	$(682)	$2,126	$1,575	$(688)	$887

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$1,001	$(380)	$621	$1,001	$(380)	$621
Amortization of net actuarial (gain)/loss	19,084	(7,252)	11,832	20,300	(7,714)	12,586
Regulatory adjustment	(17,204)	6,537	(10,667)	(18,368)	6,980	(11,388)

Pension plans other comprehensive income (loss)	2,881	(1,095)	1,786	2,933	(1,114)	1,819
FSIRS (designated hedging activities):
Amounts reclassifed into net income	2,507	(953)	1,554	2,508	(952)	1,556

FSIRS other comprehensive income	2,507	(953)	1,554	2,508	(952)	1,556

Total other comprehensive income (loss)—Southwest Gas Corporation	5,388	(2,048)	3,340	5,441	(2,066)	3,375

Foreign currency translation adjustments:
Translation adjustments	1,861	—	1,861	614	—	614

Foreign currency other comprehensive income (loss)	1,861	—	1,861	614	—	614

Total other comprehensive income (loss)	$7,249	$(2,048)	$5,201	$6,055	$(2,066)	$3,989

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

	Twelve Months Ended September 30, 2017			Twelve Months Ended September 30, 2016
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(22,770)	$8,652	$(14,118)	$(30,519)	$11,597	$(18,922)
Amortization of prior service cost	1,335	(507)	828	1,335	(507)	828
Amortization of net actuarial (gain)/loss	25,850	(9,823)	16,027	28,895	(10,980)	17,915
Regulatory adjustment	(4,420)	1,679	(2,741)	(653)	249	(404)

Pension plans other comprehensive income (loss)	(5)	1	(4)	(942)	359	(583)
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,344	(1,271)	2,073	3,344	(1,271)	2,073

FSIRS other comprehensive income (loss)	3,344	(1,271)	2,073	3,344	(1,271)	2,073

Total other comprehensive income (loss)—Southwest Gas Corporation	3,339	(1,270)	2,069	2,402	(912)	1,490

Foreign currency translation adjustments:
Translation adjustments	1,408	—	1,408	233	—	233

Foreign currency other comprehensive income (loss)	1,408	—	1,408	233	—	233

Total other comprehensive income (loss)—Southwest Gas Holdings, Inc.	$4,747	$(1,270)	$3,477	$2,635	$(912)	$1,723

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

Approximately $2.1 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at September 30, 2017, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(2,369)	$—	$(2,369)	$(48,008)

Translation adjustments	—	—	—	—	—	—	1,861	—	1,861	1,861

Other comprehensive income before reclassifications	—	—	—	—	—	—	1,861	—	1,861	1,861
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,507	(953)	1,554	—	—	—	1,554
Amortization of prior service cost (2)	1,001	(380)	621	—	—	—	—	—	—	621
Amortization of net actuarial loss (2)	19,084	(7,252)	11,832	—	—	—	—	—	—	11,832
Regulatory adjustment (3)	(17,204)	6,537	(10,667)	—	—	—	—	—	—	(10,667)

Net current period other comprehensive income (loss)	2,881	(1,095)	1,786	2,507	(953)	1,554	1,861	—	1,861	5,201
Less: Translation adjustment attributable to redeemable noncontrolling interest	—	—	—	—	—	—	11	—	11	11

Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,881	(1,095)	1,786	2,507	(953)	1,554	1,850	—	1,850	5,190

Ending Balance AOCI September 30, 2017	$(54,732)	$20,798	$(33,934)	$(13,492)	$5,127	$(8,365)	$(519)	$—	$(519)	$(42,818)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Company’s Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Company’s Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 38% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

AOCI—Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2016	$(57,613)	$21,893	$(35,720)	$(15,999)	$6,080	$(9,919)	$(45,639)

FSIRS amounts reclassified from AOCI (5)	—	—	—	2,507	(953)	1,554	1,554
Amortization of prior service cost (6)	1,001	(380)	621	—	—	—	621
Amortization of net actuarial loss (6)	19,084	(7,252)	11,832	—	—	—	11,832
Regulatory adjustment (7)	(17,204)	6,537	(10,667)	—	—	—	(10,667)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	2,881	(1,095)	1,786	2,507	(953)	1,554	3,340

Ending Balance AOCI September 30, 2017	$(54,732)	$20,798	$(33,934)	$(13,492)	$5,127	$(8,365)	$(42,299)

(5)	The FSIRS reclassification amounts are included in the Net interest deductions line item on Southwest’s Condensed Consolidated Statements of Income.
(6)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	September 30, 2017	December 31, 2016
Net actuarial (loss) gain	$(411,889)	$(430,973)
Prior service cost	(4,702)	(5,703)
Less: amount recognized in regulatory assets	361,859	379,063

Recognized in AOCI	$(54,732)	$(57,613)

Note 9 – Construction Services Redeemable Noncontrolling Interest

In conjunction with the acquisition of the Canadian construction businesses in October 2014, the previous owners of the acquired companies retained a 3.4% equity interest in Centuri, which, subject to an eligibility timeline, would have been redeemable at the election of the noncontrolling parties (in its entirety) beginning in July 2022. In August 2017, in advance of when otherwise eligible, the parties agreed to a current redemption. Southwest Gas Holdings, Inc. paid $23 million to the previous owners, thereby acquiring the remaining 3.4% equity interest in Centuri in accordance with an early redemption agreement. Accordingly, Centuri is now a wholly owned subsidiary of the Company.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2016	$22,590
Net income attributable to redeemable noncontrolling interest	248
Foreign currency exchange translation adjustment	11
Centuri dividend to redeemable noncontrolling interest	(204)
Adjustment to redemption value	355
Redemption of Centuri shares from noncontrolling parties	(23,000)

Balance, September 30, 2017	$—

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

The following table presents the major categories of assets and liabilities within the amounts reported as discontinued operations – construction services in the Condensed Consolidated Balance Sheet of Southwest Gas Corporation:

(Thousands of dollars)	December 31, 2016
Assets:
Other property and investments	$233,774
Cash and cash equivalents	9,042
Accounts receivable, net of allowances	173,300
Prepaids and other current assets	10,470
Goodwill	129,888
Other noncurrent assets	22,897

Discontinued operations - construction services - assets	$579,371

Liabilities:
Current maturities of long-term debt	$25,101
Accounts payable	46,440
Other current liabilities	74,518
Long-term debt, less current maturities	174,903
Deferred income taxes and other deferred credits	59,653

Discontinued operations—construction services—liabilities	$380,615

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

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

The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Income Statements of Southwest Gas Corporation:

Results of Construction Services

	Three	Nine	Twelve	Twelve
	Months Ended	Months Ended	Months Ended	Months Ended
(Thousands of dollars)	September 30, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Construction revenues	$339,790	$838,038	$301,040	$1,127,982
Operating expenses:
Construction expenses	300,611	757,919	266,504	1,009,188
Depreciation and amortization	13,409	43,351	12,318	58,368

Operating income	25,770	36,768	22,218	60,426
Other income (deductions)	44	44	1,149	1,246
Net interest deductions	1,794	4,945	1,718	6,738

Income before income taxes	24,020	31,867	21,649	54,934
Income tax expense	8,708	12,042	7,842	20,711

Net income	15,312	19,825	13,807	34,223
Net income attributable to noncontrolling interests	435	500	514	1,079

Discontinued operations - construction services - net income	$14,877	$19,325	$13,293	$33,144

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and prior to August 2017, 96.6% of the shares of common stock of Centuri Construction Group Inc. (“Centuri” or the “construction services” segment). During August 2017, Southwest Gas Holdings, Inc. acquired the remaining 3.4% equity interest in Centuri that was held by the previous owners (and reflected as a redeemable noncontrolling interest). Therefore, Centuri is now a wholly owned subsidiary of Southwest Gas Holdings, Inc. Also, as part of the holding company reorganization effective January 2017, Centuri and Southwest are now subsidiaries of Southwest Gas Holdings, Inc.; whereas historically, Centuri had been a direct subsidiary of Southwest. Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) have two business segments (natural gas operations and construction services), which are discussed below.

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

As of September 30, 2017 (on a seasonally adjusted basis), Southwest had 1,999,000 residential, commercial, industrial, and other natural gas customers, of which 1,065,000 customers were located in Arizona, 741,000 in Nevada, and 193,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2017, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin (gas operating revenues less the net cost of gas sold) from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 24 major markets in the United States (primarily as NPL) and in 3 major markets in Canada (as NPL Canada (formerly Link-Line Contractors Ltd.), and W.S. Nicholls).

Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with recent bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2016 Annual Report to Shareholders, which is incorporated by reference into the 2016 Form 10-K.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 81% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2017	2016	2017	2016	2017	2016
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$(4,024)	$(12,405)	$82,436	$67,536	$134,323	$119,836
Construction services	14,335	14,877	15,717	19,325	29,010	33,144
Corporate and administrative	(107)	—	(777)	—	(777)	—

Net income	$10,204	$2,472	$97,376	$86,861	$162,556	$152,980

Average number of common shares outstanding	47,628	47,481	47,577	47,464	47,553	47,442

Basic earnings per share
Consolidated	$0.21	$0.05	$2.05	$1.83	$3.42	$3.22

Natural Gas Operations
Gas operating revenues	$213,059	$200,179	$935,823	$980,927	$1,276,308	$1,376,388
Net cost of gas sold	45,539	39,056	261,839	324,072	334,888	460,836

Operating margin	$167,520	$161,123	$673,984	$656,855	$941,420	$915,552

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

3rd Quarter 2017 Overview

Natural gas operations highlights:

•	Benefits of Arizona rate case reflected in quarterly operating results

•	32,000 net new customers in last 12 months (1.6% growth rate)

•	Depreciation and amortization expense declined $10 million compared to the prior-year quarter

•	Operating income increased $15.3 million compared to the prior-year quarter

•	Targeting $27 million of vintage steel pipe replacement in Arizona during 2017

•	Achieved 2 million natural gas utility customers in early November 2017

Construction services highlights:

•	Revenues increased $40.3 million compared to the prior-year quarter

•	Construction expenses increased $42 million compared to the prior-year quarter

•	Depreciation and amortization expense declined $1.1 million compared to the prior-year quarter

•	The Company acquired the residual 3.4% interest in Centuri in August 2017

Southwest Gas Holdings highlights:

•	Amended and restated bylaws to eliminate cumulative voting and enact majority voting

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Natural Gas Operations

	Three Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$213,059	$200,179
Net cost of gas sold	45,539	39,056

Operating margin	167,520	161,123
Operations and maintenance expense	102,215	102,438
Depreciation and amortization	46,194	56,436
Taxes other than income taxes	14,046	12,480

Operating income (loss)	5,065	(10,231)
Other income (deductions)	3,081	2,521
Net interest deductions	17,421	16,364

Income (loss) before income taxes	(9,275)	(24,074)
Income tax expense (benefit)	(5,251)	(11,669)

Contribution to consolidated net income (loss)	$(4,024)	$(12,405)

Operating margin increased $6 million between quarters. Rate relief in Arizona (effective April 2017) and California provided $4 million in operating margin (see Rates and Regulatory Proceedings). Approximately $2 million in increased operating margin was attributable to customer growth, as 32,000 net new customers were added during the last twelve months.

Operations and maintenance expense was relatively flat between quarters. Decreases in employee-related benefit costs more than offset increases in other general costs.

Depreciation and amortization expense decreased $10 million between quarters primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. Partially offsetting the decline was increased depreciation associated with a $317 million, or 5%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $1.6 million between quarters primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona, including the impact of a property tax tracking mechanism enacted as part of the recently settled Arizona general rate case.

Other income increased $560,000 between quarters primarily due to an increase in the equity portion of the allowance for funds used during construction (“AFUDC”) associated with higher construction expenditures. The equity portion of AFUDC represents the cost of equity funds used to finance utility construction. The equity AFUDC improvement was partially offset by a decline between quarters in income from company-owned life insurance (“COLI”) policies. The current quarter reflects $2.1 million of income associated with COLI policy cash surrender value increases, while the prior-year quarter reflected $2.3 million of COLI-related income. COLI amounts in each quarter were greater than expected.

Net interest deductions increased $1.1 million between quarters, primarily due to the September 2016 issuance of $300 million of senior notes, partially offset by reductions associated with the redemption of debt ($24.9 million of 4.75% IDRBs in September 2016) and lower interest expense associated with PGA balances as compared to the prior-year quarter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Natural Gas Operations

Nine-Month Analysis

	Nine Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$935,823	$980,927
Net cost of gas sold	261,839	324,072

Operating margin	673,984	656,855
Operations and maintenance expense	313,395	301,979
Depreciation and amortization	153,643	174,413
Taxes other than income taxes	43,325	39,480

Operating income	163,621	140,983
Other income (deductions)	8,744	6,712
Net interest deductions	51,622	49,155

Income before income taxes	120,743	98,540
Income tax expense	38,307	31,004

Contribution to consolidated net income	$82,436	$67,536

The contribution to consolidated net income from natural gas operations increased $14.9 million between the first nine months of 2017 and 2016. The improvement was primarily due to higher operating margin and lower depreciation expense, partially offset by an increase in operations and maintenance expenses.

Operating margin increased $17 million between the comparative nine-month periods. Rate relief in the Arizona and California jurisdictions provided $10 million in operating margin (see Rates and Regulatory Proceedings). The remaining $7 million increase was attributable to customer growth.

Operations and maintenance expense increased $11.4 million, or 4%, between periods due primarily to higher general cost increases. Approximately $5 million of the incremental costs recognized were associated with the amount and timing of employee incentive plan grants (including accelerated recognition for retirement eligible employees).

Depreciation and amortization expense decreased $20.8 million between periods primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. The depreciation decrease also included a decline of approximately $3.7 million in amortization related to the recovery of regulatory assets. Partially offsetting these declines was depreciation associated with a $325 million, or 5%, increase in average gas plant in service for the current period as compared to the prior period. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $3.8 million between periods primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona, including the impact of the Arizona property tax tracking mechanism.

Other income, which principally includes returns on COLI policies and non-utility expenses, increased $2 million between periods. The current period reflects $6.8 million of income associated with COLI policy cash surrender value increases, while the prior-year period reflected $5.4 million of COLI-related income. COLI amounts in each period were greater than expected.

Net interest deductions increased $2.5 million between periods, primarily due to the September 2016 issuance of $300 million of senior notes, partially offset by reductions associated with debt redemptions ($100 million of 4.85% IDRBs in July 2016 and $24.9 million of 4.75% IDRBs in September 2016) and lower interest expense associated with PGA balances as compared to the prior-year period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Natural Gas Operations

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Gas operating revenues	$1,276,308	$1,376,388
Net cost of gas sold	334,888	460,836

Operating margin	941,420	915,552
Operations and maintenance expense	413,140	400,222
Depreciation and amortization	212,693	228,609
Taxes other than income taxes	56,221	51,810

Operating income	259,366	234,911
Other income (deductions)	10,308	9,615
Net interest deductions	69,464	65,146

Income before income taxes	200,210	179,380
Income tax expense	65,887	59,544

Contribution to consolidated net income	$134,323	$119,836

Contribution to consolidated net income from natural gas operations increased by $14.5 million between the twelve-month periods of 2017 and 2016. The improvement was primarily due to higher operating margin and lower depreciation expense, partially offset by an increase in operations and maintenance expenses and interest expense.

Operating margin increased $26 million between periods including a combined $13 million of rate relief in the Arizona and California jurisdictions, as well as Paiute Pipeline Company. Customer growth provided $9 million in operating margin, while operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues improved $4 million.

Operations and maintenance expense increased $12.9 million, or 3%, between periods primarily due to general cost increases, partially offset by lower pension expense. Approximately $5.6 million of the incremental costs recognized were associated with the amount and timing of employee incentive plan grants (including accelerated recognition for retirement-eligible employees). Pipeline integrity management and damage prevention programs collectively increased $500,000.

Depreciation and amortization expense decreased $15.9 million between periods primarily due to reduced depreciation rates in Arizona, a result of the recent Arizona general rate case decision. Partially offsetting the decline was depreciation associated with a $335 million, or 6%, increase in average gas plant in service for the current period as compared to the prior period. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $4.4 million between periods primarily due to higher property taxes associated primarily with net plant additions and increased property taxes in Arizona, including the impact of a property tax regulatory tracking mechanism resulting from the recent Arizona general rate case.

Other income increased $693,000 between the twelve-month periods of 2017 and 2016. The current period reflects an $8.8 million increase in COLI policy cash surrender values, while the prior-year period reflected $7.5 million of combined COLI-related income and recognized death benefits. COLI amounts in each period were greater than expected.

Net interest deductions increased $4.3 million between periods, primarily due to the September 2016 issuance of $300 million of senior notes. The increase was partially offset by reductions associated with the redemption of debt ($100 million of 4.85% IDRBs in July 2016 and $24.9 million of 4.75% IDRBs in September 2016) and lower interest expense associated with PGA balances as compared to the prior-year period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Construction Services

Quarterly Analysis

	Three Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$380,094	$339,790
Operating expenses:
Construction expenses	342,629	300,611
Depreciation and amortization	12,335	13,409

Operating income	25,130	25,770
Other income (deductions)	(210)	44
Net interest deductions	1,962	1,794

Income before income taxes	22,958	24,020
Income tax expense	8,407	8,708

Net income	14,551	15,312
Net income attributable to noncontrolling interests	216	435

Contribution to consolidated net income attributable to Centuri	$14,335	$14,877

Contribution to consolidated net income from construction services in the current quarter decreased by $542,000 when compared to the prior-year quarter. The decrease is primarily due to higher construction costs relative to increased revenues, resulting from a pre-tax loss on a project described below, partially offset by a decline in depreciation and amortization.

Revenues increased $40.3 million, or 12%, between quarters primarily due to an increase in pipe replacement work with existing customers. A significant portion of the increase relates to bid jobs that are expected to be substantially complete by year end.

Construction expenses increased $42 million, or 14%, between quarters due to additional pipe replacement work. Results were negatively impacted by higher construction costs for a water pipe replacement project, for which Centuri has requested increased cost recovery. No additional work orders will be accepted on the project pending resolution of Centuri’s request. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $25,000 and $1.4 million for the third quarters of 2017 and 2016, respectively.

Depreciation and amortization decreased $1.1 million between quarters, primarily due to a $2 million reduction associated with the extension of the estimated useful lives of certain depreciable equipment during the past 12 months, partially offset by an increase in depreciation for additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Construction Services

Nine-Month Analysis

	Nine Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$872,536	$838,038
Operating expenses:
Construction expenses	806,586	757,919
Depreciation and amortization	35,446	43,351

Operating income	30,504	36,768
Other income (deductions)	38	44
Net interest deductions	5,095	4,945

Income before income taxes	25,447	31,867
Income tax expense	9,560	12,042

Net income	15,887	19,825
Net income attributable to noncontrolling interests	170	500

Contribution to consolidated net income attributable to Centuri	$15,717	$19,325

Contribution to consolidated net income from construction services for the first nine months of 2017 declined by $3.6 million when compared to the prior-year period. The decrease is primarily due to higher construction costs relative to increased revenues, partially offset by a decline in depreciation and amortization.

Revenues increased $34.5 million, or 4%, in the first nine months of 2017 when compared to the prior-year period primarily due to increased pipe replacement work. Partially offsetting increases in revenues was a temporary work stoppage by a significant customer that began in the first quarter of 2017 and continued through part of the second quarter of 2017 resulting in a $26.3 million reduction in revenues, compared to the prior-year period, and a $3.7 million pre-tax loss in the current nine-month period. The temporary work stoppage was initiated due to state-mandated requalification of employees of all contractors working within the jurisdictional boundary of one state. Operations resumed gradually following the requalification of Centuri’s employees during the second quarter of 2017. Additionally, inclement weather in several operating areas negatively impacted revenues and reduced productivity in the first quarter of 2017.

Construction expenses increased $48.7 million, or 6%, between periods. The increase in construction expenses is disproportionate to revenues noted above due in part to logistics surrounding the timing and length of the temporary work stoppage with the significant customer and to higher labor costs incurred to complete work during inclement weather conditions in the first quarter. In addition, results were negatively impacted by higher construction and start-up costs related to the water pipe replacement project, for which Centuri is pursuing cost recovery. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1.5 million and $4.1 million for the first nine months of 2017 and 2016, respectively.

Depreciation and amortization decreased $7.9 million between periods, primarily due to an $8.2 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment during the past 12 months, partially offset by an increase in depreciation for additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Results of Construction Services

Twelve-Month Analysis

	Twelve Months Ended September 30,
	2017	2016
	(Thousands of dollars)
Construction revenues	$1,173,576	$1,127,982
Operating expenses:
Construction expenses	1,073,090	1,009,188
Depreciation and amortization	47,764	58,368

Operating income	52,722	60,426
Other income (deductions)	1,187	1,246
Net interest deductions	6,813	6,738

Income before income taxes	47,096	54,934
Income tax expense	17,402	20,711

Net income	29,694	34,223
Net income attributable to noncontrolling interests	684	1,079

Contribution to consolidated net income attributable to Centuri	$29,010	$33,144

Contribution to consolidated net income from construction services for the twelve-month period ended September 30, 2017 decreased $4.1 million compared to the same period of 2016. The decrease is primarily due to higher construction costs relative to increased revenues, resulting in pre-tax losses on certain projects, partially offset by a decline in depreciation and amortization.

Revenues increased $45.6 million, or 4%, in the current twelve-month period compared to the same period of 2016 primarily due to additional pipe replacement work for existing natural gas distribution customers. During the past several years, Centuri has focused its efforts on obtaining replacement work under both blanket contracts and incremental bid projects. For both twelve-month periods ended September 30, 2017 and 2016, revenues from replacement work provided over 60% of total revenues.

Construction expenses increased $63.9 million, or 6%, between periods, due to additional pipe replacement work, higher labor costs experienced due to changes in the mix of work with existing customers, and higher operating expenses to support increased growth in operations. The logistics surrounding the timing and length of a temporary work stoppage with a significant customer during the first six months of 2017 and higher labor costs incurred to complete work during inclement weather conditions in the first quarter of 2017 resulted in costs disproportionate to revenues. Results were negatively impacted by higher start-up and construction costs for a water pipe replacement project, for which Centuri has requested increased cost recovery. No additional work orders will be accepted on the project pending resolution of Centuri’s request. Gains on sale of equipment (reflected as an offset to construction expenses) were $4.5 million and $4.2 million for the twelve-month periods ended September 30, 2017 and 2016, respectively.

Depreciation and amortization decreased $10.6 million between the current and prior-year periods primarily due to an $11.1 million reduction associated with the extension of the estimated useful lives of certain depreciable equipment over the last twelve months, partially offset by an increase in depreciation for additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”) in May 2016 requesting an increase in authorized annual operating revenues of approximately $32 million, or 4.2%, to reflect existing levels of expense and requested returns, in addition to reflecting capital investments made by Southwest since June 2010. The application requested an overall rate of return of 7.82% on an original cost rate base of $1.336 billion, a 10.25% return on common equity, and a capital structure utilizing 52% common equity. The filing included a depreciation study that supported a proposal to reduce currently effective depreciation expense by approximately $42 million, which was considered in the overall requested amount. This expense reduction coupled with the requested revenue increase, resulted in a net annual operating income increase request of $74 million. A settlement was reached among several parties in December 2016 and a formal draft settlement was filed in January 2017. Hearings were held in February 2017, and the ACC approved the settlement agreement in April 2017. The settlement provides for an overall operating revenue increase of $16 million and the capital structure and cost of capital as proposed by Southwest, with the exception of the return on common equity, which was set at 9.50%. Depreciation expense is expected to be reduced by $44.7 million, for a combined net annual operating income increase of $60.7 million. Other key elements of the settlement include approval of the continuation and expansion of the current Customer-Owned Yard Line (“COYL”) program (adding the ability to seek out COYLs through a targeted approach and mobilization of work crews for replacement), implementation of a vintage steel pipe replacement program, and a continuation of the current decoupled rate design, excluding a winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also included a property tax tracking mechanism to defer changes in property tax expense for recovery or return in the next general rate case. New rates were effective April 2017. The settlement also includes a three-year rate case moratorium prohibiting a new application to adjust base rates from being filed prior to May 2019.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. Following the December 2014 preapproval, Southwest purchased the site for the facility and completed detailed engineering design specifications for the purpose of soliciting bids for the engineering, procurement and construction (“EPC”) of the facility. Southwest solicited requests for proposals for the EPC phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which was approved by the ACC in December 2016. Through September 2017, Southwest has incurred approximately $21.7 million in capital expenditures toward the project (including land acquisition costs). Construction commenced during the third quarter of 2017 and is expected to be completed by the end of 2019.

COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. Effective June 2013, the ACC authorized a surcharge to recover the costs of depreciation and pre-tax return on the costs incurred to replace and relocate service lines and meters. The surcharge is revised annually as the program progresses. In 2014, Southwest received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. In the most recent annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital projects completed under both Phase I and Phase II during 2016. In June 2017, the ACC issued a decision approving the surcharge application. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the recently completed general rate case proceeding, as discussed above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Vintage Steel Pipe Program. Southwest received approval, in connection with its most recent Arizona general rate case, to implement a vintage steel pipe (“VSP”) replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that will be made in February of each year. The surcharge is designed to be revised annually as the program progresses. A Plan of Administration (“POA”), which was filed in March of 2017 and was approved in conjunction with the general rate case, outlined the VSP program requirements and established the timeline for future project plans and surcharge requests. Southwest is currently targeting the replacement of nearly 40 miles of VSP during 2017 totaling approximately $27 million and replacement projects during 2018 of approximately $100 million.

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

Nevada Jurisdiction

General Revenues Adjustment. In June 2016, Southwest requested authorization from the Public Utilities Commission of Nevada (“PUCN”) to adjust rates associated with its revenue decoupling mechanism (General Revenues Adjustment, or “GRA”). The filing was approved in December 2016, with rates effective January 2017. The rate adjustment is expected to refund approximately $16.7 million during 2017. In June 2017, Southwest filed to adjust the GRA surcharge effective January 2018, which was approved by the PUCN during the third quarter of 2017. This will result in a decrease in collections from customers of $15.4 million, based on the over-recovered balance in the account at the end of April 2017. While there is no impact to net income overall from this rate adjustment, operating cash flows will be reduced as the regulatory liability balance is refunded.

Infrastructure Replacement Mechanisms. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that does not otherwise currently provide incremental revenues. Associated with such mechanism, each year, Southwest files a Gas Infrastructure Replacement (“GIR”) Advance Application requesting authority to replace qualifying infrastructure and files separately as part of an annual GIR filing to reset the recovery surcharge, related to previously approved and completed projects. For projects approved in 2015 and completed in 2016, the annualized revenue was approximately $4.5 million. In September 2016, Southwest filed to adjust the GIR surcharge to recover the annual revenue requirement for amounts previously deferred. This filing was approved in December 2016 and new rates became effective January 2017. In June 2016, Southwest filed an Advance Application for projects expected to be completed during 2017, proposing approximately $60 million of accelerated pipe replacement to include early vintage plastic, early vintage steel, and a COYL program. The COYL program, while not large in magnitude, represents the first of its kind in Nevada, modeled after the program in place for several years in Southwest’s Arizona jurisdiction. The PUCN issued an Order on the Advance Application in October 2016, approving approximately $57.3 million of replacement work with an annualized revenue requirement estimated at approximately $5.3 million. With regard to the proposed COYL program, approval was granted for the northern Nevada rate jurisdiction, but consideration for the southern Nevada rate jurisdiction was deferred until 2020, at which time certain early vintage plastic pipe programs are expected to be completed. In September 2017, Southwest filed to adjust the GIR surcharge to recover the annual revenue requirement for amounts previously deferred. For projects approved in 2016 and completed by July of 2017

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

, the deferred annualized revenue requirement is approximately $8.7 million. This filing is expected to be approved in December 2017 with rates becoming effective January 2018.

In May 2017, Southwest filed a GIR Advance Application with the PUCN for projects totaling approximately $66 million that are expected to be completed during 2018. Similar to previous years, the proposed projects consist of early vintage plastic and early vintage steel pipe, as well as the continuation of the previously approved COYL program in northern Nevada. Southwest entered into a settlement agreement with the intervening parties and filed a proposed stipulation requesting the Commission approve the settlement agreement. The settlement agreement proposed that the request be approved as filed and that Southwest be authorized to start replacing COYLs in southern Nevada in certain situations, and to recover costs through the GIR mechanism. The PUCN issued an Order on the GIR Advance Application in September 2017, approving approximately $65.7 million of replacement work (with an annualized revenue requirement estimated at approximately $6 million) and the COYL provisions in southern Nevada.

Subsequent to three GIR rate applications, the GIR regulations require Southwest to either file a general rate case or a request for waiver before it can file another GIR advance application. The October 2016 approved rate application was the third such filing by Southwest subject to these regulations, necessitating a request for waiver to permit Southwest to proceed with the GIR program without filing a general rate case in 2017. This waiver was approved by the PUCN in January 2017; however, in order to continue the GIR program in 2018 (for projects recommended for completion under the program after 2018), a general rate case will need to be filed before June 2018.

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

Expansion and Economic Development Legislation. In February 2015, legislation (“SB 151”) was introduced in Nevada directing the PUCN to adopt regulations authorizing natural gas utilities to expand their infrastructure consistent with a program of economic development. This includes providing gas service to unserved and underserved areas in Nevada, as well as attracting and retaining utility customers and accommodating the expansion of existing business customers. SB 151 was signed into law in May 2015. The draft regulations were reviewed by the Legislative Council Bureau and final regulations were approved by the PUCN in January 2016.

In November 2017, Southwest filed for preapproval of a project to extend service to include the service territory of Mesquite, Nevada, in accordance with the SB 151 regulations. This project proposes the extension of existing facilities to Mesquite at an estimated cost of approximately $30 million. The cost is proposed to be recovered through a volumetric surcharge on all southern Nevada customers. A second phase is then proposed to convert existing homes to natural gas service, which will be charged as a separate surcharge to Mesquite customers only. A decision on this proposal is expected within the required 210-day time period for filings of this type.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute Pipeline Company (“Paiute”) evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. In July 2017, a certificate application was filed, which included an applicant environmental assessment. The project is anticipated to consist of 8.5 miles of additional transmission pipeline infrastructure at an approximate cost of $18 million. If the process progresses as planned, a decision should be received by April 2018 and the additional facilities could be in place by the end of 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2017, under-collections in Arizona and Northern Nevada resulted in an asset of approximately $6.2 million and over-collections in Southern Nevada and California resulted in a liability of $15 million on the Company’s and Southwest’s condensed consolidated balance sheets. Gas cost rates paid to suppliers have been higher than amounts recovered from customers during the first nine months of 2017, resulting in fluctuations since December 31, 2016. Tariff rates have been adjusted in all jurisdictions during this period. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	September 30, 2017	December 31, 2016	September 30, 2016
Arizona	$1,324	$(20,349)	$(34,425)
Northern Nevada	4,906	(3,339)	(10,326)
Southern Nevada	(13,711)	(66,788)	(77,402)
California	(1,260)	2,608	(1,246)

	$(8,741)	$(87,868)	$(123,399)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, certain pipe replacement has been accelerated to take advantage of bonus depreciation tax incentives and to fortify system integrity and reliability, notably in association with new gas infrastructure replacement programs as discussed above. During this same time, benefits were derived from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Southwest Gas Holdings, Inc.:

Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $179 million in the first nine months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs noted above. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities increased $35 million in the first nine months of 2017 as compared to the same period of 2016. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity. The prior period included an outflow of $17 million to facilitate a construction services acquisition.

Financing Cash Flows. Net cash provided by consolidated financing activities increased $195 million in the first nine months of 2017 as compared to the same period of 2016. The increase was primarily due to activity under the credit facility and commercial paper program (an increase in borrowings in the current-year nine-month period and the repayment of borrowings in the prior-year nine-month period). The prior period included proceeds in utility operations from the issuance of $300 million in senior notes. The Company also issued approximately $12 million during 2017 in stock under its Equity Shelf Program. See also Note 5 – Common Stock, and the discussion below. The first nine months of 2017 includes the August 2017 $23 million purchase of the previous owners’ interest in Centuri. See also Note 9 – Construction Services Redeemable Noncontrolling Interest for additional information.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

Dividends paid increased in the first nine months of 2017 as compared to the same period of 2016 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The Company issued approximately 103,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management Incentive Plan.

Southwest Gas Corporation:

Operating Cash Flows. Cash flows provided by operating activities decreased $172 million in the first nine months of 2017 as compared to the same period of 2016. The decline in operating cash flows was primarily attributable to the change in deferred purchased gas costs as discussed above. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in investing activities increased $68 million in the first nine months of 2017 as compared to the same period of 2016. The change was primarily due to additional construction expenditures, as indicated above.

Financing Cash Flows. Net cash provided by financing activities increased $211 million in the first nine months of 2017 as compared to the same period of 2016. The increase was primarily due to activity under the credit facility and commercial paper program (an increase in borrowings in the current-year nine-month period and the repayment of borrowings in the prior-year nine-month period). The prior period included proceeds from the issuance of $300 million in senior notes as discussed above. The current period included capital contributions from Southwest Gas Holdings, Inc.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own financing sources.

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended September 30, 2017, construction expenditures for the natural gas operations segment were $515 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $337 million during this time and provided approximately 57% of construction expenditures and dividend requirements.

Southwest estimates natural gas segment construction expenditures during the three-year period ending December 31, 2019 will be between $1.6 billion and $1.8 billion. Of this amount, approximately $570 million is expected to be incurred in 2017. Southwest plans to continue, as appropriate, to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent approval to complete accelerated replacement projects in Nevada of $57.3 million and $65.7 million in 2017 and 2018, respectively. It also incorporates programs included in the recently approved Arizona general rate case settlement (the continuation of the COYL program and implementation of a vintage steel pipe replacement program). Southwest may expand existing, or initiate new, programs. If efforts continue to be successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 60% to 70% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

In March 2017, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). Sales of the shares will

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

continue to be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the nine months ended September 30, 2017, 147,077 shares were issued in at-the-market offerings at an average price of $80.07 per share with gross proceeds of $11.8 million, agent commissions of $118,000, and net proceeds of $11.7 million. See Note 5 – Common Stock for more information.

Bonus Depreciation

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) was enacted extending the 50% bonus depreciation tax deduction for qualified property acquired or constructed and placed in-service during 2015 (and additional years as noted below) as well as other tax deductions, credits, and incentives. The bonus depreciation tax deduction will be phased out over five years. The PATH Act provides for a 50% bonus depreciation tax deduction in 2015 through 2017, 40% in 2018, 30% in 2019, and no deduction after 2019. Based on forecasted qualifying construction expenditures, Southwest estimates the bonus depreciation provision of the PATH Act will defer the payment of approximately $29 million of federal income taxes for 2017, resulting in a minimal amount of federal income tax being paid.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2017, the combined balance in the PGA accounts totaled an over-collection of $8.7 million. See PGA Filings for more information.

In March 2017, Southwest Gas Holdings, Inc. entered into a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At September 30, 2017, $27.5 million was outstanding on this facility.

In March 2017, Southwest Gas Corporation amended its credit facility, increasing the borrowing capacity from $300 million to $400 million, and extended the term of the facility from March 2021 to March 2022. Southwest continues to designate $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first nine months of 2017 was $150 million. At September 30, 2017, $150 million was outstanding on the long-term and $83 million was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2017, no borrowings were outstanding under this program.

Centuri has a $300 million secured revolving credit and term loan facility that is scheduled to expire in October 2019. The term loan facility portion had an initial limit of approximately $150 million, which was reached in 2014 and; $107 million was outstanding (after repayments) at September 30, 2017. The secured revolving credit facility portion also has a limit of $150 million; amounts borrowed and repaid under this portion of the facility are available to be re-borrowed. The maximum amount outstanding on the credit facility during the first nine months of 2017 was $104 million. At September 30, 2017, $81.3 million was outstanding on the secured revolving credit facility. Also at September 30, 2017, there was approximately $52 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	September 30, 2017	December 31, 2016
Ratio of earnings to fixed charges	3.50	3.46

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (that approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, the cost of the 2018 Paiute expansion project in northern Nevada and northern California, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2017 or future period revenues from regulatory rate proceedings including amounts resulting from the settled Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue common stock under the Equity Shelf Program, future dividend increases and the Board’s current target dividend payout ratio, pension and post-retirement benefits, certain benefits of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and the COYL program, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, and ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of the recent work stoppage, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Based on the most recent evaluation, as of September 30, 2017, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2017 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Based on the most recent evaluation, as of September 30, 2017, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in Southwest’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2017 that have materially affected, or are likely to materially affect Southwest’s internal controls over financial reporting.

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

ITEMS 1A through 3. None.

ITEM 4.	MINE SAFETY DISCLOSURES Not applicable.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3(i)	—	Amendment to Articles of Incorporation of Southwest Gas Holdings, Inc.
Exhibit 3(ii)	—	Amended and Restated Bylaws of Southwest Gas Holdings, Inc.
Exhibit 10.01*	—	Centuri 2017 Short-Term Incentive Plan.
Exhibit 12.01	—	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Holdings, Inc.
Exhibit 31.01	—	Section 302 Certifications–Southwest Gas Holdings, Inc.
Exhibit 31.02	—	Section 302 Certifications–Southwest Gas Corporation.
Exhibit 32.01	—	Section 906 Certifications–Southwest Gas Holdings, Inc.
Exhibit 32.02	—	Section 906 Certifications–Southwest Gas Corporation.
Exhibit 101.INS	—	XBRL Instance Document
Exhibit 101SCH	—	XBRL Schema Document
Exhibit 101.CAL	—	XBRL Calculation Linkbase Document
Exhibit 101.DEF	—	XBRL Definition Linkbase Document
Exhibit 101.LAB	—	XBRL Label Linkbase Document
Exhibit101.PRE	—	XBRL Presentation Linkbase Document

*	Management Incentive Plan

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)

Date: November 7, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: November 7, 2017

/s/ GREGORY J. PETERSON
Gregory J. Peterson
Vice President/Controller and Chief Accounting Officer