Form 10-K
period 2017-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2018-02-28
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc. 5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada 89193-8510 (702) 876-7237	California	81-3881866

1-7850	Southwest Gas Corporation 5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada 89193-8510 (702) 876-7237	California	88-0085720

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Southwest Gas Holdings Inc. Common Stock, $1 par value	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Southwest Gas Holdings, Inc.	Yes ☒ No ☐
Southwest Gas Corporation	Yes ☐ No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant Southwest Gas Holdings Inc.

$3,476,422,674 as of June 30, 2017

The number of shares outstanding of Southwest Gas Holdings Inc. common stock:

Common Stock, $1 Par Value, 48,159,162 shares as of February 15, 2018

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2018.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY

REFERENCE Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2017 2018 Proxy Statement	Parts I, II, and IV Part III

FILING FORMAT

This annual report on Form 10-K is a combined report being filed by two separate registrants: Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Except where the content clearly indicates otherwise, any reference in the report to “we,” “us” or “our” is to the holding company or the consolidated entity of Southwest Gas Holdings, Inc. and all of its subsidiaries, including Southwest Gas Corporation, which is a distinct registrant that is a wholly owned subsidiary of Southwest Gas Holdings, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

Part II—Item 8. Financial statements and supplementary data in this Annual Report on Form 10-K includes separate financial statements (i.e. balance sheets, statements of income, statements of comprehensive income, statements of cash flows, and statements of equity) for Southwest Gas Holdings, Inc. and Southwest Gas Corporation, in that order. The Notes to Consolidated Financial Statements are presented on a combined basis for both entities. All Items other than Part II – Item 8. are combined for the reporting companies.

PART I

Item 1.	BUSINESS

Southwest Gas Holdings, Inc., a California corporation (the “Company”), is a holding company headquartered in Las Vegas, Nevada. Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) and Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment), the Company operates in two business segments: natural gas operations and construction services.

In January 2017, the Company completed a reorganization into its present holding company structure. The holding company structure provides further legal separation between the Company’s regulated natural gas operations and unregulated construction services businesses and additional financing flexibility. Through the reorganization, shareholders of Southwest (the predecessor publicly held parent company) became shareholders of the Company, on a one-for-one basis, with the same number of shares and same ownership percentage as they held immediately prior to the reorganization, and Southwest became an indirect, wholly owned subsidiary of the Company. Also as a part of the reorganization, Southwest transferred its equity interest in Centuri to a direct, wholly owned subsidiary of the Company ; whereas, historically, Centuri had been a direct subsidiary of Southwest.

Southwest was incorporated in March 1931 under the laws of the state of California and provides regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Canyon Pipeline Construction, Inc. (“Canyon”), NPL Canada Ltd. (“NPL Canada”, formerly Link-Line Contractors Ltd.), W.S. Nicholls Construction, Inc. and related companies (“W.S. Nicholls”), and Brigadier Pipelines Inc. (“Brigadier”). In November 2017, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of a privately held construction business; New England Utility Contructors Inc. (“Neuco”). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months. Prior to August 2017, 3.4% of the shares of common stock of Centuri were beneficially held by third parties. During August 2017, the Company acquired that equity interest (which was previously reflected as a redeemable noncontrolling interest), and Centuri became a wholly owned subsidiary of the Company.

Financial information concerning the Company’s business segments is included in Note 15 of the Notes to Consolidated Financial Statements, which is included in the 2017 Annual Report to Shareholders and is incorporated herein by reference.

Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of shareholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All Company SEC filings are also available on the www.swgasholdings.com website. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the nominating and corporate governance, audit, and compensation committees of the board of directors of the Company are also available on the www.swgasholdings.com website. Print versions of these documents are available to shareholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 5241 Spring Mountain Road, Las Vegas, NV 89150.

NATURAL GAS OPERATIONS

General Description

Southwest is subject to regulation by the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (“PUCN”), and the California Public Utilities Commission (“CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). Centuri is not regulated by the state utilities commissions or by the FERC in any of its operating areas.

As of December 31, 2017, Southwest purchased and distributed or transported natural gas to 2,015,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 31,000 net new customers during 2017. Southwest expects similar customer growth in 2018.

The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2017	85%	3%	12%
December 30, 2016	85%	3%	12%
December 31, 2015	85%	4%	11%

Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.

Transportation of customer-secured gas to end-users accounted for 47% of total system throughput in 2017, but only 12% of operating margin as shown in the table above. Customers who utilized this service transported 97 million dekatherms in 2017, 97 million dekatherms in 2016, and 104 million dekatherms in 2015.

The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations due to this seasonality. The decoupled rate mechanisms in place in the three-state service territory are structured with seasonal variations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.

Rates and Regulation

Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California and various locations throughout northern Nevada).

Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved prudently incurred costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. In association with the enactment of the legislation known as the Tax Cuts and Jobs Act (“TCJA”) in December 2017, which, among other things, reduced the corporate income tax rate from 35% to 21%, management was required under current accounting guidance to remeasure deferred tax assets and liabilities based on rates expected to be applied to taxable income when temporary differences are refunded or settled. Excess net deferred taxes were reclassified to a regulatory liability. Management expects that the excess amount reclassified will reduce rate base in a similar fashion as when the amounts were included in the deferred tax liability.

Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures (alternative revenue programs), vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, a decoupled rate structure applies to most customer classes providing stability in annual operating margin.

Rate schedules in all service areas contain deferred energy or purchased gas adjustment provisions, which allow Southwest to file for rate adjustments as the cost of purchased gas changes. Deferred energy and purchased gas adjustment (collectively “PGA”) rate changes affect cash flows, but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff.

Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2017 Annual Report to Shareholders.

The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	May 2016	April 2017
California:
Northern and Southern	Annual attrition	November 2017	January 2018
Northern and Southern	General rate case	December 2012	June 2014
Nevada:
Northern and Southern	General rate case	April 2012	April 2013
FERC:
Paiute	General rate case	February 2014	February 2015

Demand for Natural Gas

Deliveries of natural gas by Southwest are made under a priority system established by state regulatory commissions. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and other customers who use 500 therms or less of gas per day, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.

Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be as much as seven times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest maintains no significant backlog on its orders for gas service.

Natural Gas Supply

Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2017, Southwest acquired natural gas from 42 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.

Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through the PGA mechanism.

In late 2013, the utilization of fixed-for-floating-index-price swaps and fixed-price purchases pursuant to the Volatility Mitigation Program (“VMP”) was suspended for the Nevada territories served by Southwest. Management evaluates, on a quarterly basis, the suspension of Nevada VMP purchases in light of prevailing market fundamentals and regulatory conditions. Any future decision concerning Nevada VMP purchases will be documented and retained to facilitate regulatory review in accordance with a previous regulatory stipulation. Southwest schedules quarterly meetings with the PUCN Staff and the Bureau of Consumer Protection to discuss market fundamentals, along with any decision by management concerning VMP purchases for the Nevada service territories.

For the 2017/2018 heating season, fixed-price physical commodity purchases ranged from approximately $2.30 to approximately $3.40 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.

The firm natural gas supply arrangements are structured such that a stated volume of natural gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.

Storage availability can influence the average annual price of natural gas, as storage allows a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Southwest currently has no storage availability in its southern Nevada rate jurisdiction. Limited storage availability exists in southern and northern California, northern Nevada, and the Arizona rate jurisdiction.

Southwest has a contract with Southern California Gas Company that is intended for delivery only within Southwest’s southern California rate jurisdiction. In addition, contracts with Paiute for its LNG facility allow for peaking capability only in northern Nevada and northern California. For all storage options, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months, but these supplies have a limited impact on the overall price.

Southwest also has interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest’s ability to inject or withdraw from this interruptible storage, which consequently limits Southwest’s use of this interruptible storage capacity. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand, and has limited impact on the overall price of natural gas supplies.

Southwest also has an agreement for its Arizona rate jurisdiction with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum quantity of 600,000 dekatherms of natural gas underground storage in New Mexico that is deliverable on the El Paso system. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million. Following the December 2014 preapproval, Southwest purchased the site for the facility and completed detailed engineering design specifications for the purpose of soliciting bids for the engineering, procurement and construction (“EPC”) of the facility. Southwest solicited requests for proposals for the EPC phase of the project, and in October 2016 made a filing with the ACC to modify the previously issued Order to update the pre-approved costs to reflect a not-to-exceed amount of $80 million, which was approved by the ACC in December 2016. Through December 2017, Southwest has incurred approximately $34.8 million in capital expenditures toward the project (including land acquisition costs). Construction commenced during the third quarter of 2017 and is expected to be completed by the end of 2019.

Natural gas supplies for Southwest’s southern system (Arizona, southern Nevada, and southern California properties) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains natural gas from Rocky Mountain producing areas and from Canada.

The landscape for national natural gas supply is continuously changing. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas with reductions to both price volatility and the total price of the commodity. Forecasts show that an ample and diverse natural gas supply is available to Southwest’s customers at a highly competitive price when compared with competing forms of energy.

Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, Paiute and effective November 2017, Ruby Pipeline LLC (“Ruby”). Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to Southwest’s city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.

Southwest believes that the current levels of contracted firm interstate capacity and delivered purchases are sufficient to serve each of its service territories’ forecasted peak-day requirements. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems and to secure additional supply, primarily due to customer growth, Southwest will continue to consider available options to obtain that capacity (either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market), and will also consider options for the purchase of additional firm delivered natural gas supplies.

Competition

Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes.

Unlike residential and small commercial customers, certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity, fuel oils, and coal. However, high natural gas prices can impact Southwest’s ability to retain some of these customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching by these large customers over the near term.

Southwest competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern, Tuscarora, and Ruby to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest closely monitors each customer situation and provide competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates (subject to conditions of the respective state tariffs), special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of operating margin earned from large customers.

Environmental Matters

Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, protection of endangered species and archeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fossil fuels currently available and its use can help energy users to comply with stricter environmental air quality standards.

The United States Environmental Protection Agency (“EPA”) and the State of California Environmental Protection Agency (“Cal/EPA”) have issued regulations that require the reporting of greenhouse gas emissions (“GHG”) from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. Southwest reports required information to the EPA and Cal/EPA under respective rules including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines. While some aspects of the mandatory reporting rules do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing databases. Management also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.

California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (“CARB”), require Southwest, as a covered entity, to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program. The objective of these programs is to reduce California statewide GHG emissions to 1990 levels by 2020. Southwest must report annual GHG emissions by April of each year and third-party verification of those reported amounts is required by September of each year. Starting in 2015, the CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHG emissions. Southwest received its allocation for 2016 in the third quarter of 2015; for 2017, in the third quarter of 2016; and for 2018, in the third quarter of 2017. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations. In addition to allowances, Southwest can satisfy a portion of its compliance obligation through the purchase of offsets, which are credits available in the OTC market from industries that generate reductions in greenhouse gas emissions.

There were two three-year compliance periods established; one which ended in 2017 and the other, ending in 2020. To meet its compliance obligations, during each of these compliance periods, Southwest must surrender a combination of allowances and offsets equal to 30% of its annual reported GHG emissions for the prior year by November 1 of each year (2016 through 2020). Also by November 1 of the year following each of these three-year compliance periods (2018 and 2021), Southwest must surrender a sufficient number of allowances and offsets to meet the amount of GHG emissions reported during each three-year compliance period, less the amount previously surrendered. Beyond 2020, the duration of future compliance periods depend upon whether the EPA approves California’s plan for compliance with the Clean Power Plan. If the EPA approves California’s plan by January 1, 2019, then subsequent compliance periods have a duration of two calendar years. If the EPA has not approved California’s plan by January 1, 2019, then subsequent compliance periods have a duration of three calendar years.

The CPUC has issued a proposed decision that would provide for the regulatory treatment of the program costs. There is no expected impact on earnings.

Employees

At December 31, 2017, Southwest had 2,285 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.

CONSTRUCTION SERVICES

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri contracts primarily with LDCs to install, repair, and maintain energy distribution systems from the town border station to the end-user. The primary focus of Centuri operations is distribution pipe and service hook-up replacements as well as line installations for new business development. Construction work varies from relatively small projects to the piping of entire communities. Construction activity is seasonal in most areas. Peak construction periods are the summer and fall months in colder climate areas, such as the Northeast, Midwest, and Canada. In the warmer climate areas, such as the southwestern United States, construction continues year round.

During the past few years, several factors have resulted in an increase in large multi-year distribution pipe replacement projects. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”) which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. Also contributing to the increase in replacement projects were bonus depreciation tax deduction incentives. The Protecting Americans from Tax Hikes Act of 2015 extended 50% bonus depreciation tax deduction incentives through 2017. The Tax Cuts and Jobs Act enacted in December 2017 eliminated bonus depreciation tax deduction incentives for most of Centuri’s utility customers. In addition to regulatory actions supporting replacement activities, funding for customers’ planned replacement projects improved due to greater access to credit markets.

Centuri bids on pipe replacement projects throughout the United States and Canada. The amount of work completed by Centuri on multi-year contracts will vary from year to year.

Centuri’s business activities are often concentrated in utility service territories where existing energy lines are scheduled for replacement. An LDC will typically contract with Centuri to provide pipe replacement services and new line installations. Contract terms generally specify unit-price or fixed-price arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2017, approximately 90% of revenue was earned under unit-price contracts. As of December 31, 2017, a backlog of approximately $94 million existed with respect to outstanding fixed-priced construction contracts.

Materials used by Centuri in its construction activities are typically specified, purchased, and supplied by Centuri’s customers. Construction contracts also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have limited environmental impact (dust control, normal waste disposal, handling harmful materials, etc).

Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri currently operates in 23 major markets within the United States and also within the Canadian provinces of British Columbia and Ontario. Its customers are primarily the principal LDCs in those markets. During 2017, Centuri served over 100 customers, with Southwest accounting for approximately 8% of total revenues. Additionally, two customers combined accounted for approximately 23% of total revenue, while four other customers individually accounted for 5% or more of total revenue.

Employment fluctuates between seasonal construction periods, which are normally heaviest in the summer and fall months. At December 31, 2017, Centuri had 5,486 regular full-time equivalent employees. Employment peaked in November 2017 when there were 6,406 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility construction industry.

Centuri’s operations are conducted from 26 field locations throughout the United States and 12 field locations within Canada, with its corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties. The lease terms are typically five years or less.

Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest, its associated construction costs are subject indirectly to “prudency reviews” just as any other capital work that is performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.

Centuri has a 65% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 and markets natural gas engine-driven heating, ventilating, and air conditioning (“HVAC”) technology and products. To date, ICE has not been a significant component of Centuri operating results.

Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian construction services company that is a variable interest entity that specializes in construction of underground aviation fueling systems and storage tanks. The Company is not the primary beneficiary of Western; therefore, Western is not consolidated with Centuri and is accounted for under the equity method of accounting. To date, Western, has not been a significant component of Centuri’s financial results.

Item 1A.	RISK FACTORS

Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and its subsidiaries, including Southwest Gas Corporation.

As a holding company, Southwest Gas Holdings, Inc. depends on operating subsidiaries to meet financial obligations.

Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas Corporation exists. The ability of Southwest Holdings’ subsidiaries to pay upstream dividends and make other distributions would be subject to applicable state law and regulatory restrictions.

Risk Factors that Apply to Southwest Gas Holdings, Inc., Utility Operations, and Construction Services

A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive information, and/or lead to physical damages, and may result in legal claims or damage to our reputation.

As a utility provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact our reputation, ability to provide utility services for our customers, as well as impact the media used to communicate and exchange information both internally and externally.

We process and store sensitive information including personal identifiable information, intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. In addition, a breach could increase costs incurred to protect against such risks, introduce financial penalties, and increase regulation to which we may be subject.

Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility and related services provided to customers and could lead to material liabilities. We have taken the initiative in fortifying the core infrastructure that supports the provision of utility services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.

We may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows and financial condition.

The integration of acquisitions requires significant time and resources. Investments of resources would be required to support any acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate companies we acquire, we may not realize the benefits expected from the transaction and goodwill recorded as a result of the acquisition could be impaired. We assess existing goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of an operating segment below its carrying value. We also assess long-lived assets, including intangible assets associated with acquisitions for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the impairment charges could have a material impact on our results of operations.

Risk Factors that Apply to Southwest Gas Holdings, Inc. and Utility Operations

Governmental policies and regulatory actions can reduce our earnings or cash flows.

Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, FERC, and PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and policies, can reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows. In its recent general rate case order, the ACC removed a monthly winter-period weather adjuster, while retaining the decoupling mechanism. Authorization to adjust Arizona rates associated with the revenue decoupling mechanism will now exclusively be considered in the annual filing with the ACC, making the Arizona decoupled rate mechanism fundamentally similar to the Nevada mechanism. While there is no effect on net income overall from this rate adjustment, the timing of operating cash flows could be impacted.

We recover federal and state income tax expense from our customers through the rates we charge. On December 22, 2017, new federal tax reform legislation from the Tax Cuts and Jobs Act was enacted in the United States, resulting in significant changes from previous tax law. The TCJA reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. Accumulated deferred tax liabilities were required to be remeasured at the lower rates based on the date of enactment (2017). The reduction in plant-related deferred tax balances was reclassified to a regulatory liability. The lower tax rates will also reduce our ongoing cost of service. Depending on the regulatory approach chosen in our rate jurisdictions to reflect these tax differences in customer rates, cash flows could be materially impacted.

In general, we are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest records regulatory assets in its consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, as allowed by generally accepted accounting principles. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.

We may be subject to disallowances, penalties or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.

We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any new laws, such as the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and the series of significant rulemakings that the PHMSA is in the process of proposing. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 required the United States Department of Transportation to conduct further study of existing programs and future requirements; these studies are nearing their completion and proposed regulation changes are anticipated in some form in 2018. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with these and similar laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.

Our operating results may be adversely impacted by an economic downturn.

If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any future economic slowdowns. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

We rely on having access to interstate pipelines’ transportation capacity. If these pipelines were not available, it could impact our ability to meet our customers’ full requirements.

We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage, or other force majeure could reduce our normal supply of gas. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas by other means in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.

Our earnings may be materially impacted due to volatility in the cash surrender value of our company-owned life insurance policies during periods in which stock market changes are significant.

We have life insurance policies with a net death benefit value at December 31, 2017 of approximately $254 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $118 million at December 31, 2017 and is included in the caption “Other property and investments” on the balance sheet. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2017, the Company recognized income of $10.3 million in Other income (deductions) due to increases in the cash surrender values of its company-owned life insurance policies compared to $7.4 million due to increases in cash surrender values and net death benefits recognized during 2016. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.

We provide pension and postretirement benefits to eligible employees. Our costs of providing such benefits are subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense which would have a negative impact on our cash flows and reduce net income.

Our liquidity, and in certain circumstances our earnings, may be reduced during periods in which natural gas prices are rising significantly or are more volatile.

Increases in the cost of natural gas may arise from a variety of factors, including weather, changes in demand, the level of production and availability of natural gas, transportation constraints, transportation capacity cost increases, federal and state energy and environmental regulation and legislation, the degree of market liquidity, natural disasters, wars and other catastrophic events, national and worldwide economic and political conditions, the price and availability of alternative fuels, and the success of our strategies in managing price risk.

Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2018, if the need again arises.

We may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flow and earnings.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.

Our operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.

We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. These liability insurance policies require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding $1 million; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.

Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.

Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business.

We may not be able to rely on rate decoupling to maintain stable financial position, results of operations, and cash flows.

Management has worked with regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, a decoupled rate structure applies to most customer classes providing stability in annual operating margin. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place are subject to regulatory discretion, and if unfavorably modified or discontinued could adversely impact our financial position and results of operations.

A significant reduction in our credit ratings could materially and adversely affect our business, financial condition, and results of operations.

We cannot be certain that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Our credit ratings are subject to change at any time in the discretion of the applicable ratings agencies. Numerous factors, including many which are not within our control, are considered by the ratings agencies in connection with assigning credit ratings.

Any future downgrade could increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future, financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition and results of operations.

Uncertain economic conditions may affect our ability to finance capital expenditures.

Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return.

We require numerous permits and other approvals from various federal, state, and local governmental agencies to operate our business; any failure to obtain or maintain required permits or approvals could negatively affect our business and results of operations.

All of our existing and planned development projects require multiple permits. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, approvals and certificates from federal, state, and local governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs.

Risk Factors that Apply to Southwest Gas Holdings, Inc. and Construction Services

Weather conditions in Centuri’s operating areas can adversely affect operations, financial position, and cash flows.

Centuri’s results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect the ability of Centuri to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, Centuri’s revenues are lowest during the first quarter of the year due to less favorable winter weather conditions.

Fixed-price contracts at Centuri are subject to potential losses that could adversely affect results of operations.

Centuri enters into a variety of types of contracts customary in the underground utility construction industry. These contracts include unit-priced contracts, unit-priced contracts with revenue caps, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts.

Loss of one or more significant customers could adversely affect the results of the construction services segment.

During 2017, over half of the construction services revenues were generated from seven customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.

Disruptions in labor relations with Centuri’s employees could adversely affect results of operations.

The majority of Centuri’s labor force is covered by collective bargaining agreements with labor unions, which is typical of the utility construction industry. Labor disruptions, boycotts, strikes, or significant negotiated wage and benefit increases at Centuri, whether due to employee turnover or otherwise, could have a material adverse effect on Centuri’s business and our results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment balances. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest. Total gas plant, exclusive of leased property, at December 31, 2017 was $6.8 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.

Substantially all gas main and service lines are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, under the streets and on the grounds of municipalities under authority conferred by franchises or otherwise, or beneath public highways or public lands under authority of various federal and state statutes. None of the numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and Southwest anticipates no serious difficulties in obtaining future renewals.

With respect to the right-of-way grants, Southwest has had continuous and uninterrupted possession and use of all such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of construction of such facilities. Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor, and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.

Southwest operates two primary pipeline transmission systems:

•

a system (including an LNG storage facility) owned by Paiute extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and

•	a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.

Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City) and Laughlin. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.

Information on properties of Centuri can be found in this Form 10-K under Construction Services, which by this reference is incorporated herein.

Item 3.	LEGAL PROCEEDINGS

The Company and Southwest are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest’s financial position or results of operations.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The listing of the executive officers of the Company are set forth under Part III Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, which by this reference is incorporated herein.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the common stock of the Company is traded is the New York Stock Exchange. At February 15, 2018, there were 13,002 holders of record of common stock, and the market price of the common stock was $68.38. The quarterly market price of, and dividends on, Company common stock required by this item are included in the 2017 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.

Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (“Board”). In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2018, the Board elected to increase the quarterly dividend from $0.495 to $0.52 per share, representing a 5% increase, effective with the June 2018 payment. The Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share. The quarterly common stock dividend declared was 40.5 cents per share throughout 2015, 45 cents per share throughout 2016, and 49.5 cents per share throughout 2017.

Item 6.	SELECTED FINANCIAL DATA

Information required by this item is included in the 2017 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2017 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various forms of market risk, including commodity price risk, weather risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.

Commodity Price Risk

In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2018 and beyond.

Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes volatility mitigation programs to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas portfolio using fixed-price contracts and/or derivative instruments (fixed-for-floating swaps), and where available, natural gas storage.

In late 2013, the utilization of swaps and fixed-price purchases pursuant to the Volatility Mitigation Program was suspended for Southwest’s Nevada service territories. Management along with regulators continue to evaluate this strategy in light of prevailing or anticipated changing market conditions.

Southwest’s natural gas purchasing practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.

Weather Risk

Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk. In Nevada and Arizona, a decoupled rate structure applies to most customer classes providing stability in annual operating margin by insulating us from the effects of lower usage (including volumes associated with unusual weather). With decoupled rate structures, Southwest’s operating margin is limited during unusually cold weather. Additionally, Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.

Interest Rate Risk

Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for us is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. As of December 31, 2016, Southwest had $55 million in variable-rate debt outstanding, excluding the IDRBs noted above, and Centuri had approximately $148 million in variable-rate debt outstanding. The following table represents the variable rate debt as of December 31, 2017 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(in millions)	2017 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$391.0	$3.91
Centuri	256.0	2.56
Corporate	23.5	0.24

Total Southwest Gas Holdings, Inc.	$670.5	$6.71

(1)	Excludes the IDRBs noted above.

Foreign Currency Exchange Rate Risk

Centuri owns construction services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2017, translation adjustments due to fluctuations in exchange rates were not significant. We do not have exposure to other foreign currency exchange rate fluctuations.

Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Southwest Gas Holdings and Subsidiaries and of Southwest, including the Notes thereto, together with the report of PricewaterhouseCoopers LLP, are included in the 2017 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

In November 2017, the Company, through its construction services subsidiaries, completed the acquisition of a privately held construction business: New England Utility Constructors Inc. (“Neuco”). The acquired business represents 2% of consolidated total assets and less than 1% of consolidated revenues for the year ended December 31, 2017 and is not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Neuco from its evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of the acquisition through December 31, 2017. The Company’s management is in the process of reviewing the operations of Neuco and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2018.

Based on the most recent evaluation, as of December 31, 2017, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Based on the most recent evaluation, as of December 31, 2017, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Internal Control Over Financial Reporting

The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be reported herein are incorporated by reference to the information reported in the 2017 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 127.

The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2017 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm” on page 128.

This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

There have been no changes in Southwest’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2017 that have materially affected, or are likely to materially affect Southwest’s internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

On February 23, 2018, the Board of Directors (the “Board”) approved a new form of change in control agreement for officers (the “Change in Control Agreement”). Except for the calculation of cash severance benefits potentially payable pursuant to the Change in Control Agreement, the material terms and conditions of the agreement are the same as those in the Company’s prior form of change in control agreement, as such terms and conditions were previously described in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders. With the adoption of the new Change in Control Agreement, the Board removed the value of long-term incentives from the calculation of the lump sum cash severance payments provided for under the Change in Control Agreement. The Company will amend and restate each of the existing change in control agreements with its officers to conform to the terms and conditions of the Form Change in Control Agreement, as described above. The description of the Change in Control Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the form Change in Control Agreement, which is filed as Exhibit 10.24 and incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(b) Identification of Executive Officers. The following sets forth the name, age, position, and period position held during the last five years for each of the named Executive Officers as of December 31, 2017.

Name	Age	Position	Period Position Held
John P. Hester	55	President and Chief Executive Officer *	2015-Present
		President	2014-2015
		Executive Vice President	2013-2014
		Senior Vice President/Regulatory Affairs & Energy Resources	2013
Roy R. Centrella	60	Senior Vice President/Chief Financial Officer *	2013-Present
Eric DeBonis	50	Senior Vice President/Operations **	2013-Present
Karen S. Haller	54	Senior Vice President/General Counsel and Corporate Secretary *	2013-Present
Anita M. Romero	55	Senior Vice President/Staff Operations & Technology **	2013-Present
Kenneth J. Kenny	55	Vice President/Finance/Treasurer *	2013-Present
Gregory J. Peterson	58	Vice President/Controller and Chief Accounting Officer *	2013-Present
Paul M. Daily	61	Chief Executive Officer - Centuri Construction Group, Inc.	2016-Present

*	Position held at Southwest Gas Holdings, Inc. (beginning January 2017) and Southwest Gas Corporation
**	Position held at Southwest Gas Corporation only

(c)	Identification of Certain Significant Employees. None.

(d)	Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e)

Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein. All Executive Officers have held responsible positions with the Company for at least five years as described in (b) above with the exception of Paul M. Daily, the Chief Executive Officer of Centuri Construction Group, Inc. Prior to his position with Centuri, Mr. Daily founded Paul M. Daily & Associates in 2014 and served as principal advisor to stakeholders in long-term planning for growth and diversification, both organically and through mergers and acquisitions. Prior to his association with Paul M. Daily & Associates, from August 2011 until September 2014, Mr. Daily co-founded and served as Director and Chief Executive Officer of Infrastructure and Energy Alternatives, LLC, which provided infrastructure design and construction services to North American energy clients. From 2003 until 2011, Mr. Daily also held industry leadership roles at InfraSource Services, Inc. prior to his involvement with the above entities, such as Executive Vice President, Natural Gas & Pipeline Division, of Quanta, a North American engineering and construction provider, and President of InfraSource Underground Services, LLC that provides infrastructure design, project management and construction services to the gas, electric and telecommunication industries, and Senior Vice President of Construction and Project Delivery for Earth Tech, Inc., a design/build company with operations in the Americas, Europe, Asia, and Australia.

(f)	Involvement in Certain Legal Proceedings. None.

(g)	Promoters and Control Persons. None.

(h)

Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(i)

Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(j)	Material Changes in Director Nomination Procedures for Security Holders. None.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2017 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics for employees, including the president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Code of Business Conduct and Ethics can be viewed on the website (www.swgasholdings.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct & Ethics, to our president and chief executive officer, chief financial officer and chief accounting officer, the nature of such amendment or waiver will be disclosed on www.swgasholdings.com.

Item 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(a)

Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(b)

Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

(c) Changes in Control. None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2017.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders:
Management Incentive Plan shares	127	$63.98	768
Restricted Stock Units (1)	305	57.41	312
Omnibus Incentive Plan	—	—	1,000

Total Equity compensation plans approved by security holders	432	—	2,080
Equity compensation plans not approved by security holders	—	—	—

Total	432	$—	2,080

(1)

The number of securities to be issued upon vesting of awards includes 33,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period.

Additional information regarding the equity compensation plans is included in Note 12 of the Notes to Consolidated Financial Statements in the 2017 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2018 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)

The Consolidated Financial Statements of the Company and Southwest (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2017 Annual Report to Shareholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	56
Southwest Gas Holdings, Inc. Consolidated Statements of Income	58
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	59
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	60
Southwest Gas Holdings, Inc. Consolidated Statements of Equity and Redeemable Noncontrolling Interest	62
Southwest Gas Corporation Consolidated Balance Sheets	64
Southwest Gas Corporation Consolidated Statements of Income	66
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	67
Southwest Gas Corporation Consolidated Statements of Cash Flows	68
Southwest Gas Corporation Consolidated Statements of Equity	70
Notes to Consolidated Financial Statements	71
Management’s Report on Internal Control Over Financial Reporting	127
Report of Independent Registered Public Accounting Firm	128
Report of Independent Registered Public Accounting Firm	130

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

Item 16.	FORM 10–K SUMMARY.

None.

LIST OF EXHIBITS

Exhibit Number	Description of Document

1.01

Sales Agency Agreement, dated March 29, 2017, between Southwest Gas Holdings, Inc. and BNY Mellon Capital Markets, LLC. Incorporated herein by reference to Exhibit 1.1 to Form S-3 dated March 29, 2017, File No. 333-217018.

2.01

Plan of Reorganization, dated December 28, 2016, by and among Southwest Gas Corporation, Southwest Reorganization Co., Southwest Gas Holdings, Inc. and Southwest Gas Utility Group, Inc. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 28, 2016, File No. 1-07850.

2.02

Agreement and Plan of Merger, dated December 28, 2016, by and among Southwest Gas Corporation, Southwest Reorganization Co. and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 2.2 to Form 8-K dated December 28, 2016, File No. 1-07850.

3(i)

Articles of Incorporation of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated December 28, 2016, File No. 1-07850. Amendment incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2017, File No. 1-07850.

3(i)

Articles of Incorporation with Statement of Conversion of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(i) to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

3(ii)	Amended and Restated Bylaws of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 2017, File No. 1-07850.

3(ii)	Bylaws of Southwest Gas Corporation. Incorporated herein by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

4.01

Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

4.02

Indenture between Southwest Gas Corporation and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated July 26, 1996, File No. 1–07850.

4.03

First Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to Exhibit 4.11 to Form 8-K dated July 31, 1996, File No. 1-07850.

4.04

Second Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated December 30, 1996, File No. 1–07850.

4.05	Certificate of Trust of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.04 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.06	Certificate of Trust of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.05 to Form S–3 dated August 7, 2003, File No. 333-106419.

4.07	Trust Agreement of Southwest Gas Capital III. Incorporated herein by reference to Exhibit 4.07 to Form S-3 dated August 7, 2003, File No. 333-106419.

4.08	Trust Agreement of Southwest Gas Capital IV. Incorporated herein by reference to Exhibit 4.08 to Form S-3 dated August 7, 2003, File No. 333-106419.

Exhibit Number	Description of Document

4.09	Form of Southwest Gas Holdings, Inc. Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Form S-3 dated January 4, 2017, File No. 333-208609-01.

4.10	Form of Southwest Gas Corporation Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.11

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

4.12

Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.13

Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.14

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.15

Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.16

Note Purchase Agreement, dated November 18, 2010, by and between Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.17

Amendment No.  1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March  31, 2014, File No. 1–07850.

4.18

Amendment No.  2 to Note Purchase Agreement, dated September  30, 2016, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.02 to Form 10-Q for the quarter ended September 30, 2016, File No.  1–07850.

4.19	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.20

Indenture, dated December  7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.21

First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.22

Indenture, dated March  23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.875% Notes due 2022. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

Exhibit Number	Description of Document

4.23

Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.24	Southwest Gas Corporation Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to Exhibit 4.4 to Form S-3ASR dated December 18, 2015, File No. 333-208609.

4.25

Indenture, dated September  29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2016, File No. 1-07850.

4.26

The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

10.01

Project Agreement between Southwest Gas Corporation and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

10.02*

Southwest Gas Corporation Supplemental Retirement Plan, amended and restated as of January 1, 2005. Incorporated herein by reference to Exhibit 10.03 to Form 10-K for the year ended December 31, 2007, File No. 1–07850.

10.03*	Southwest Gas Corporation Management Incentive Plan, amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 26, 2014, File No. 1–07850.

10.04*

Southwest Gas Corporation Executive Deferral Plan, amended and restated March 1, 2008, effective January 1, 2005. Southwest Gas Corporation Executive Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.05*

Southwest Gas Corporation Directors Deferral Plan, amended and restated effective January 1, 2009. Incorporated herein by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2008, File No. 1-07850.

10.06

Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2003, File No. 1-07850.

10.07

First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D, and Series 2003E. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2005, File No. 1-07850.

*	Management Contracts or Compensation Plans

Exhibit Number	Description of Document

10.08

Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

10.09

Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

10.10	Southwest Gas Corporation $300 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 15, 2012, File No. 1-07850.

10.11

Amendment No.  1 to Revolving Credit Agreeement, dated as of March  25, 2014, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 25, 2014, File No. 1–07850.

10.12

Amendment No.  2 to Revolving Credit Agreeement, dated as of March  25, 2015, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 24, 2015, File No. 1–07850.

10.13

Amendment No.  3 to Revolving Credit Agreeement, dated as of March  28, 2016, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreeement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2016, File No. 1–07850.

10.14*	Southwest Gas Corporation 2006 Restricted Stock/Unit Plan, as amended and restated. Incorporated herein by reference to Appendix A to the Proxy Statement dated March 31, 2016, File No. 1-07850.

10.15*	Form of Performance Share Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

10.16*	Form of Restricted Stock Unit Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

10.17

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

10.18	Southwest Gas Holdings, Inc. $100 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2017, File No. 001-37976.

*	Management Contracts or Compensation Plans

Exhibit Number	Description of Document

10.19*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.20*	Centuri/NPL Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.21*	Centuri Long-term Capital Investment Program. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.22*	Centuri Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.04 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.23*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 1-37976.

10.24*	Form of Change in Control Agreement with Officers.

10.25	Centuri $450 million Credit Facility Agreement.

12.01	Computation of Ratios of Earnings to Fixed Charges - Southwest Gas Holdings, Inc.

12.02	Computation of Ratios of Earnings to Fixed Charges - Southwest Gas Corporation

13.01	Portions of Southwest Gas Holdings, Inc. 2017 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02	Section 302 Certifications–Southwest Gas Corporation.

32.01	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02	Section 906 Certifications–Southwest Gas Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Management Contracts or Compensation Plans

Southwest Gas Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 28, 2018	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

Southwest Gas Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER (Robert L. Boughner)	Director	February 28, 2018

/s/ JOSÉ A. CÁRDENAS (José A. Cárdenas)	Director	February 28, 2018

/s/ THOMAS E. CHESTNUT (Thomas E. Chestnut)	Director	February 28, 2018

/s/ STEPHEN C. COMER (Stephen C. Comer)	Director	February 28, 2018

/s/ LEROY C. HANNEMAN, JR. (LeRoy C. Hanneman, Jr.)	Director	February 28, 2018

/s/ JOHN P. HESTER (John P. Hester)	Director, President and Chief Executive Officer	February 28, 2018

/s/ ANNE L. MARIUCCI (Anne L. Mariucci)	Director	February 28, 2018

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Chairman of the Board of Directors	February 28, 2018

/s/ A. RANDALL THOMAN (A. Randall Thoman)	Director	February 28, 2018

/s/ THOMAS A. THOMAS (Thomas A. Thomas)	Director	February 28, 2018

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Senior Vice President/ Chief Financial Officer	February 28, 2018

/s/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 28, 2018

Southwest Gas Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 28, 2018	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

Southwest Gas Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HESTER (John P. Hester)	Director, President and Chief Executive Officer	February 28, 2018

/s/ MICHAEL J. MELARKEY (Michael J. Melarkey)	Director	February 28, 2018

/s/ KAREN S. HALLER (Karen S. Haller)	Director, Senior Vice President/General Counsel and Corporate Secretary	February 28, 2018

/s/ ROY R. CENTRELLA (Roy R. Centrella)	Director, Senior Vice President/ Chief Financial Officer	February 28, 2018

/s/ GREGORY J. PETERSON (Gregory J. Peterson)	Vice President, Controller, and Chief Accounting Officer	February 28, 2018