Form 10-Q
period 2018-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2018-05-08
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 48,355,558 shares as of April 30, 2018.

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS
Utility plant:
Gas plant	$6,709,858	$6,629,644
Less: accumulated depreciation	(2,248,307)	(2,231,242)
Construction work in progress	142,840	125,248

Net utility plant	4,604,391	4,523,650

Other property and investments	442,771	428,180

Current assets:
Cash and cash equivalents	65,115	43,622
Accounts receivable, net of allowances	335,982	347,375
Accrued utility revenue	47,300	78,200
Income taxes receivable, net	15,549	7,960
Deferred purchased gas costs	18,739	14,581
Prepaids and other current assets	181,248	165,294

Total current assets	663,933	657,032

Noncurrent assets:
Goodwill	176,485	179,314
Deferred income taxes	1,371	1,480
Deferred charges and other assets	438,682	447,410

Total noncurrent assets	616,538	628,204

Total assets	$6,327,633	$6,237,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 48,336,922 and 48,090,470 shares)	$49,967	$49,720
Additional paid-in capital	965,480	955,332
Accumulated other comprehensive income (loss), net	(56,363)	(47,682)
Retained earnings	920,454	857,398

Total Southwest Gas Holdings, Inc. equity	1,879,538	1,814,768
Noncontrolling interest	(3,162)	(2,365)

Total equity	1,876,376	1,812,403
Long-term debt, less current maturities	1,998,127	1,798,576

Total capitalization	3,874,503	3,610,979
Current liabilities:
Current maturities of long-term debt	24,867	25,346
Short-term debt	22,500	214,500
Accounts payable	175,905	228,315
Customer deposits	69,610	69,781
Income taxes payable	12,906	5,946
Accrued general taxes	63,307	43,879
Accrued interest	24,906	17,870
Deferred purchased gas costs	371	6,841
Other current liabilities	208,479	203,403

Total current liabilities	602,851	815,881

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	500,289	476,960
Accumulated removal costs	317,000	315,000
Other deferred credits and other long-term liabilities	1,032,990	1,018,246

Total deferred income taxes and other credits	1,850,279	1,810,206

Total capitalization and liabilities	$6,327,633	$6,237,066

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Operating revenues:
Gas operating revenues	$494,313	$462,602	$1,334,019	$1,258,914
Construction revenues	260,017	192,135	1,314,366	1,125,065

Total operating revenues	754,330	654,737	2,648,385	2,383,979

Operating expenses:
Net cost of gas sold	185,732	146,879	393,898	330,400
Operations and maintenance	102,351	104,295	390,819	390,402
Depreciation and amortization	62,478	72,478	240,951	286,250
Taxes other than income taxes	15,257	14,782	58,421	53,145
Construction expenses	258,952	191,956	1,215,959	1,022,997

Total operating expenses	624,770	530,390	2,300,048	2,083,194

Operating income	129,560	124,347	348,337	300,785

Other income and (expenses):
Net interest deductions	(22,631)	(18,714)	(81,981)	(74,653)
Other income (deductions)	(4,334)	(990)	(9,374)	(8,062)

Total other income and (expenses)	(26,965)	(19,704)	(91,355)	(82,715)

Income before income taxes	102,595	104,643	256,982	218,070
Income tax expense	24,301	35,638	53,751	71,365

Net income	78,294	69,005	203,231	146,705
Net income (loss) attributable to noncontrolling interests	(797)	(303)	(393)	802

Net income attributable to Southwest Gas Holdings, Inc.	$79,091	$69,308	$203,624	$145,903

Basic earnings per share	$1.63	$1.46	$4.23	$3.07

Diluted earnings per share	$1.63	$1.45	$4.23	$3.05

Dividends declared per share	$0.52	$0.495	$2.005	$1.845

Average number of common shares	48,416	47,530	48,105	47,492
Average shares (assuming dilution)	48,459	47,864	48,139	47,839

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Net income	$78,294	$69,005	$203,231	$146,705

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	875	828
Amortization of net actuarial loss	6,387	3,944	18,219	16,529
Regulatory adjustment	(5,746)	(3,556)	10,400	(3,222)

Net defined benefit pension plans	895	595	(3,207)	17

Forward-starting interest rate swaps:
Amounts reclassified into net income	635	518	2,190	2,074

Net forward-starting interest rate swaps	635	518	2,190	2,074

Foreign currency translation adjustments	(911)	220	640	(401)

Total other comprehensive income, net of tax	619	1,333	(377)	1,690

Comprehensive income	78,913	70,338	202,854	148,395
Comprehensive income attributable to noncontrolling interests	(797)	(296)	(389)	788

Comprehensive income attributable to Southwest Gas Holdings, Inc.	$79,710	$70,634	$203,243	$147,607

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31		MARCH 31
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$78,294	$69,005	$203,231	$146,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,478	72,478	240,951	286,250
Deferred income taxes	23,228	37,245	49,372	87,046
Changes in current assets and liabilities:
Accounts receivable, net of allowances	8,858	36,889	(68,978)	21,460
Accrued utility revenue	30,900	30,300	(1,400)	(800)
Deferred purchased gas costs	(10,628)	(69,906)	(36,330)	(83,025)
Accounts payable	(48,497)	(55,298)	26,762	1,523
Accrued taxes	18,776	20,397	491	10,660
Other current assets and liabilities	(643)	21,099	(29,945)	(15,228)
Gains on sale	(230)	(339)	(4,087)	(6,154)
Changes in undistributed stock compensation	1,861	6,111	6,638	10,173
AFUDC	(229)	(475)	(2,050)	(2,232)
Changes in other assets and deferred charges	(1,845)	(7,173)	(16,941)	10,078
Changes in other liabilities and deferred credits	18,244	1,510	20,965	(18,656)

Net cash provided by operating activities	180,567	161,843	388,679	447,800

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(154,542)	(115,790)	(662,401)	(532,760)
Acquisition of businesses, net of cash acquired	(4,209)	—	(98,413)	(17,000)
Changes in customer advances	3,038	1,057	2,304	5,296
Miscellaneous inflows	1,505	4,721	13,429	16,634

Net cash used in investing activities	(154,208)	(110,012)	(745,081)	(527,830)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	11,220	—	52,375	71
Dividends paid	(23,839)	(21,397)	(94,572)	(85,494)
Centuri distribution to redeemable noncontrolling interest	(102)	(102)	(204)	(442)
Issuance of long-term debt, net	335,382	26,280	716,165	400,851
Retirement of long-term debt	(21,102)	(47,763)	(312,308)	(260,724)
Change in credit facility and commercial paper	(111,000)	10,000	24,000	15,000
Change in short-term debt	(192,000)	—	22,500	—
Principal payments on capital lease obligations	(165)	(199)	(946)	(1,240)
Redemption of Centuri shares from noncontrolling parties	—	—	(23,000)	—
Withholding remittance - share-based compensation	(2,852)	(2,518)	(3,510)	(2,739)
Other	(337)	(913)	(2,498)	(2,624)

Net cash provided by (used in) financing activities	(4,795)	(36,612)	378,002	62,659

Effects of currency translation on cash and cash equivalents	(71)	116	114	(37)

Change in cash and cash equivalents	21,493	15,335	21,714	(17,408)
Cash and cash equivalents at beginning of period	43,622	28,066	43,401	60,809

Cash and cash equivalents at end of period	$65,115	$43,401	$65,115	$43,401

Supplemental information:
Interest paid, net of amounts capitalized	$13,294	$10,288	$74,949	$67,135
Income taxes paid (received)	4,418	1,827	8,264	(19,341)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS
Utility plant:
Gas plant	$6,709,858	$6,629,644
Less: accumulated depreciation	(2,248,307)	(2,231,242)
Construction work in progress	142,840	125,248

Net utility plant	4,604,391	4,523,650

Other property and investments	118,449	119,114

Current assets:
Cash and cash equivalents	45,789	37,946
Accounts receivable, net of allowances	147,949	119,748
Accrued utility revenue	47,300	78,200
Deferred purchased gas costs	18,739	14,581
Receivable from parent	216	—
Prepaids and other current assets	170,595	153,771

Total current assets	430,588	404,246

Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	418,833	425,564

Total noncurrent assets	428,928	435,659

Total assets	$5,582,356	$5,482,669

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	948,199	948,767
Accumulated other comprehensive income (loss), net	(54,843)	(47,073)
Retained earnings	736,676	659,193

Total Southwest Gas Corporation equity	1,679,144	1,609,999
Long-term debt, less current maturities	1,706,994	1,521,031

Total capitalization	3,386,138	3,131,030

Current liabilities:
Short-term debt	—	191,000
Accounts payable	117,910	158,474
Customer deposits	69,610	69,781
Income taxes payable, net	13,019	4,971
Accrued general taxes	63,307	43,879
Accrued interest	24,823	17,171
Deferred purchased gas costs	371	6,841
Payable to parent	—	194
Other current liabilities	122,647	108,785

Total current liabilities	411,687	601,096

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	464,403	445,243
Accumulated removal costs	317,000	315,000
Other deferred credits and other long-term liabilities	1,003,128	990,300

Total deferred income taxes and other credits	1,784,531	1,750,543

Total capitalization and liabilities	$5,582,356	$5,482,669

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Continuing operations:
Gas operating revenues	$494,313	$462,602	$1,334,019	$1,258,914

Operating expenses:
Net cost of gas sold	185,732	146,879	393,898	330,400
Operations and maintenance	102,190	103,824	389,687	389,931
Depreciation and amortization	49,961	61,195	190,688	233,913
Taxes other than income taxes	15,257	14,782	58,421	53,145

Total operating expenses	353,140	326,680	1,032,694	1,007,389

Operating income	141,173	135,922	301,325	251,525

Other income and (expenses):
Net interest deductions	(19,255)	(17,210)	(71,778)	(67,977)
Other income (deductions)	(4,603)	(1,244)	(9,747)	(9,543)

Total other income and (expenses)	(23,858)	(18,454)	(81,525)	(77,520)

Income from continuing operations before income taxes	117,315	117,468	219,800	174,005
Income tax expense	26,966	40,530	49,571	55,227

Income from continuing operations	90,349	76,938	170,229	118,778

Discontinued operations - construction services:
Income before income taxes	—	—	—	56,890
Income tax expense	—	—	—	21,030

Income	—	—	—	35,860
Noncontrolling interests	—	—	—	1,105

Income - discontinued operations	—	—	—	34,755

Net income	$90,349	$76,938	$170,229	$153,533

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2018	2017	2018	2017
Continuing operations:
Net income (loss) from continuing operations	$90,349	$76,938	$170,229	$118,778

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	875	828
Amortization of net actuarial loss	6,387	3,944	18,219	16,529
Regulatory adjustment	(5,746)	(3,556)	10,400	(3,222)

Net defined benefit pension plans	895	595	(3,207)	17

Forward-starting interest rate swaps:
Amounts reclassified into net income	635	518	2,190	2,074

Net forward-starting interest rate swaps	635	518	2,190	2,074

Total other comprehensive income, net of tax from continuing operations	1,530	1,113	(1,017)	2,091

Comprehensive income (loss) from continuing operations	91,879	78,051	169,212	120,869

Discontinued operations - construction services:
Net income	—	—	—	34,755
Foreign currency translation adjustments	—	—	—	(621)

Comprehensive income	—	—	—	34,134
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(21)

Comprehensive income attributable to discontinued operations - construction services	—	—	—	34,155

Comprehensive income (loss)	$91,879	$78,051	$169,212	$155,024

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	MARCH 31		MARCH 31
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$90,349	$76,938	$170,229	$154,638
Income (loss) from discontinued operations	—	—	—	35,860

Income from continuing operations	90,349	76,938	170,229	118,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,961	61,195	190,688	233,913
Deferred income taxes	18,676	39,223	46,622	87,729
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(28,201)	(7,072)	(29,031)	5,750
Accrued utility revenue	30,900	30,300	(1,400)	(800)
Deferred purchased gas costs	(10,628)	(69,906)	(36,330)	(83,025)
Accounts payable	(34,564)	(44,736)	14,717	3,771
Accrued taxes	27,476	25,176	12,683	10,637
Other current assets and liabilities	3,163	37,342	(47,905)	(6,677)
Changes in undistributed stock compensation	2,118	5,711	5,695	9,773
AFUDC	(229)	(475)	(2,050)	(2,232)
Changes in other assets and deferred charges	(1,998)	(7,261)	(17,655)	9,728
Changes in other liabilities and deferred credits	17,887	1,198	20,230	(18,968)

Net cash provided by operating activities	164,910	147,633	326,493	368,377

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(131,743)	(101,007)	(591,184)	(468,413)
Changes in customer advances	3,038	1,057	2,304	5,296
Miscellaneous inflows	293	784	2,250	3,055
Dividends received	—	—	—	9,660

Net cash used in investing activities	(128,412)	(99,166)	(586,630)	(450,402)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	—	—	71
Contributions from parent	—	—	41,359	—
Dividends paid	(21,000)	(18,500)	(83,997)	(82,597)
Issuance of long-term debt, net	297,495	—	297,495	296,469
Retirement of long-term debt	—	(25,000)	—	(149,855)
Change in credit facility and commercial paper	(111,000)	10,000	24,000	15,000
Change in short-term debt	(191,000)	—	—	—
Withholding remittance - share-based compensation	(2,852)	(2,518)	(3,510)	(2,739)
Other	(298)	(523)	(371)	(2,234)

Net cash provided by (used in) financing activities	(28,655)	(36,541)	274,976	74,115

Net cash provided by discontinued operating activities	—	—	—	65,213
Net cash used in discontinued investing activities	—	—	—	(66,582)
Net cash provided by (used in) discontinued financing activities	—	—	—	(11,385)
Effects of currency translation on cash and cash equivalents	—	—	—	(153)

Change in cash and cash equivalents	7,843	11,926	14,839	(20,817)
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	—	—	12,907

Change in cash and cash equivalents of continuing operations	7,843	11,926	14,839	(7,910)
Cash and cash equivalents at beginning of period	37,946	19,024	30,950	38,860

Cash and cash equivalents at end of period	$45,789	$30,950	$45,789	$30,950

Supplemental information:
Interest paid, net of amounts capitalized	$10,296	$8,989	$66,097	$61,212

Income taxes paid (received)	$—	$(38)	$(7,816)	$(36,767)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 1 – Nature of Operations and Basis of Presentation

Nature of Operations. Southwest Gas Holdings, Inc., is a holding company, owning all of the shares of common stock of Southwest Gas Corporation and, prior to August 2017, 96.6% of the shares of common stock of Centuri Construction Group, Inc. (“Centuri” or the “construction services” segment). During August 2017, Southwest Gas Holdings, Inc. acquired the remaining 3.4% equity interest in Centuri that was held by the previous owners.

Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Canyon Pipeline Construction, Inc. (“Canyon”), NPL Canada Ltd. (“NPL Canada”), W.S. Nicholls Construction, Inc. (“W.S. Nicholls”), and Canyon Special Projects, Inc. (“Special Projects,” formerly Brigadier Pipelines Inc.). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months. Centuri acquired New England Utility Constructors, Inc. (“Neuco”) in November 2017, thereby expanding its core services in the Northeast region of the United States. See Note 11 – Acquisition of Construction Services Business for more information.

Basis of Presentation. The condensed consolidated financial statements for Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In connection with a holding company reorganization in January 2017, Centuri ceased to be a subsidiary of Southwest and became a subsidiary of Southwest Gas Holdings, Inc. To give effect to this change, the separate condensed consolidated financial statements related to Southwest Gas Corporation, which are included in this Form 10-Q, depict Centuri-related amounts for periods prior to January 1, 2017 as discontinued operations.

No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments as a result of the foregoing organizational changes, or due to the acquisition of Neuco. Following the organizational changes, Centuri operations continue to be part of continuing operations and included in the consolidated financial statements of Southwest Gas Holdings, Inc.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2017 Annual Report to Shareholders, which is incorporated by reference into the 2017 Form 10-K.

Early Adoption of Accounting Standards Update (“ASU”) No. 2018-02. In January 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Early adoption of the amendments in this update is permitted, including adoption in any interim period. Therefore, the Company and Southwest chose to adopt the update early, as permitted, as of January 1, 2018. The adoption of this update is considered a change in accounting principle. The update addresses issues resulting from the December 22, 2017 enactment of the TCJA. Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the TCJA related to the fact that when deferred tax balances were remeasured in December 2017, those deferred

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

tax balances were to be reduced, but related amounts historically accumulated in Accumulated Other Comprehensive Income (“AOCI”) prior to the enactment of the TCJA, were required to be recognized as income tax expense rather than being relieved from AOCI. The amendments in this update allow a reclassification from AOCI to retained earnings for those otherwise “stranded” tax effects in AOCI following enactment of the TCJA. Accordingly, approximately $9.3 million of previously stranded tax effects resulting from the TCJA were reclassified to retained earnings from AOCI on the Condensed Consolidated Balance Sheets of Southwest and the Company as of March 31, 2018. The Company and Southwest have determined an accounting policy for releasing income tax effects from AOCI. The Company and Southwest will release any income tax effects from accumulated other comprehensive income as individual items in accumulated other comprehensive income are sold or liquidated, to the extent that the related income tax effects are material. See Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for more information.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $45 million at March 31, 2018 and $33 million at December 31, 2017 (carried at weighted average cost), as well as $62 million at March 31, 2018 and $40 million at December 31, 2017 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).

Income Taxes. On December 22, 2017, the legislation referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes extensive changes which significantly impact the taxation of business entities, including specific provisions related to regulated public utilities. The more significant changes that impact the Company include the reduction in the corporate federal income tax rate from 35% to 21%. The tax rate reduction created excess deferred taxes, resulting in the required remeasurement of deferred tax balances, which when remeasured during the 4th quarter of 2017, reduced income tax expense. The regulated operations of Southwest experienced other impacts due to its rate-regulation and the accounting treatment prescribed by U.S. GAAP to reflect the economics of that regulation. The remeasurement, for Southwest, reduced the net deferred income tax liability and caused the creation of a regulatory liability with appropriate tax gross-up. Both deferred tax liabilities and excess deferred tax liabilities (included within regulatory liabilities) reduce utility rate base. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers, and ultimate facilitation will occur in conjunction with appropriate regulatory commissions. During the three months ended March 31, 2018, tax expense for the Company and Southwest reflects the lower U.S. federal income tax rates now in effect (and applicable to earnings in 2018). Because rate actions, to address the impacts of tax reform on future rates, have not yet concluded, current customer rates have not been reduced. However, management recorded a regulatory liability and reduced utility revenues by approximately $14 million in the 1st quarter of 2018 for potential regulatory rate reductions to customers. Collective regulatory liabilities associated with the impacts of tax reform on utility operations are included within Other deferred credits on the Company’s and Southwest’s balance sheets.

Other current liabilities. Other current liabilities of Southwest Gas Corporation include $22 million of dividends declared but not yet paid to Southwest Gas Holdings, Inc. at March 31, 2018.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents for Southwest and the Company also includes money market fund investments totaling approximately $28 million and $12 million, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities included the following: Upon contract expiration, customer advances of approximately $298,000 and $477,000, during the first three months of 2018 and 2017, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Goodwill. Goodwill is assessed as of October each year for impairment (required annually by U.S. GAAP), or otherwise, if circumstances indicate impairment to the carrying value of goodwill may have occurred. In consideration of the holding company reorganization, management of the Company considered its reporting units and segments and determined that historic judgments regarding its segments and reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first three months of 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Goodwill:

(In thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2017	$10,095	$169,219	$179,314
Additional goodwill from Neuco acquisition	—	182	182
Foreign currency translation adjustment	—	(3,011)	(3,011)

March 31, 2018	$10,095	$166,390	$176,485

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 3 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2018	December 31, 2017
Centuri accounts receivable for services provided to Southwest	$13,012	$12,987

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	March 31, 2018	December 31, 2017
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$116,690	$117,341
Other property	1,759	1,773

Total Southwest Gas Corporation	118,449	119,114
Centuri property, equipment, and intangibles	579,110	554,730
Centuri accumulated provision for depreciation and amortization	(268,006)	(258,906)
Other property	13,218	13,242

Total Southwest Gas Holdings, Inc.	$442,771	$428,180

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2018	2017	2018	2017
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$(700)	$2,800	$6,800	$9,300
Interest income	1,418	564	3,638	2,045
Equity AFUDC	229	476	2,049	2,233
Other components of net periodic benefit cost	(5,265)	(4,855)	(19,834)	(19,675)
Miscellaneous income and (expense)	(285)	(229)	(2,400)	(3,446)

Southwest Gas Corporation - total other income (deductions)	(4,603)	(1,244)	(9,747)	(9,543)

Construction services segment:
Interest income	1	—	4	1
Foreign transaction gain (loss)	147	(1)	(606)	(13)
Miscellaneous income and (expense)	115	255	956	1,493

Centuri - total other income (deductions)	263	254	354	1,481

Corporate and administrative	6	—	19	—

Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(4,334)	$(990)	$(9,374)	$(8,062)

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Though companies have historically been required to make disclosures regarding leases and of associated contractual obligations, leases (with terms longer than a year) will no longer exist off-balance sheet. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early application is permitted. Management currently plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. Existing leases have been historically documented under traditional leasing arrangements by both segments. Management is in the process of evaluating other types of arrangements that have the potential to meet the definition of a lease under the new standard. The FASB recently issued guidance that will allow the election of a practical expedient to not apply the new standard to existing easement contracts that were not previously assessed as leases under historic guidance. However, the Company would still be required to evaluate any new easements entered into after the effective date of the standard to determine if the arrangements should be accounted for as leases. Management is currently evaluating the new and proposed guidance in light of its customary leasing arrangements (and other arrangements in association with the new guidance) to determine the effect the new standard will have on its financial position, results of operations, cash flows, and business processes.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 2 – Components of Net Periodic Benefit Cost

As of January 1, 2018, the Company and Southwest adopted Financial Accounting Standards Board (“FASB”) “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, and be appropriately described. The update also allows only the service cost component (and not the other components of periodic benefit costs) to be eligible for capitalization when applicable, making no exception for specialized industries, including rate-regulated industries. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized as part of assets prior to the date of adoption were not adjusted through a cumulative effect adjustment. The guidance allows a practical expedient for the retrospective application that permits use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application. This is in lieu of determining how much of the various components of net benefit cost were actually reflected in the income statement each period as a result of capitalization of certain costs into assets and their subsequent amortization. The Company and Southwest have elected to utilize the practical expedient. Therefore, upon adoption, amounts presented in the Condensed Consolidated Statements of Income for operations and maintenance for the three months and twelve months ended March 31, 2017 were reclassified. The Operations and maintenance line item of the Southwest Gas Holdings, Inc. Condensed Consolidated Statement of Income was revised from $109.2 million to $104.3 million for the three months ended March 31, 2017 and from $410.1 million to $390.4 million for the twelve months ended March 31, 2017. The Operations and maintenance line item of the Southwest Gas Corporation Condensed Consolidated Statement of Income was revised from $108.7 million to $103.8 million for the three months ended March 31, 2017 and from $409.6 million to $389.9 million for the twelve months ended March 31, 2017. The Other income (deductions) line item of the Southwest Gas Holdings, Inc. Condensed Consolidated Statement of Income was revised from $3.9 million to ($990,000) for the three months ended March 31, 2017 and from $11.6 million to ($8.1) million for the twelve months ended March 31, 2017. The Other income (deductions) line item of the Southwest Gas Corporation Condensed Consolidated Statement of Income was revised from $3.6 million to ($1.2) million for the three months ended March 31, 2017 and from $10.1 million to ($9.5) million for the twelve months ended March 31, 2017. Net income overall was not impacted by this reclassification for either Southwest Gas Holdings, Inc. or Southwest Gas Corporation.

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.

During the first quarter of 2018, qualifying term-vested participants were offered a lump-sum present value payout of their pensions. The offer was primarily intended to reduce insurance and ongoing maintenance costs associated with qualifying participant balances. There were approximately 385 eligible participants subject to the offer. Payment from pension assets, for those electing to take advantage of the offer, is expected to occur by July 2018. The lump sum payout will have no impact on net periodic benefit cost or pension funding requirements during 2018.

The service cost component of net periodic benefit costs included in the table below are components of an overhead loading process associated with the cost of labor (refer to discussion above related to the update to Topic 715). The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest. Refer also to the practical expedient elected related to amounts capitalized as part of assets prior to the adoption date.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$7,139	$5,848	$24,683	$22,972
Interest cost	11,043	11,520	45,606	46,041
Expected return on plan assets	(14,689)	(13,799)	(56,086)	(56,217)
Amortization of net actuarial loss	8,029	6,001	26,032	24,950

Net periodic benefit cost	$11,522	$9,570	$40,235	$37,746

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$61	$78	$292	$327
Interest cost	415	471	1,827	1,865
Amortization of net actuarial loss	375	360	1,456	1,397

Net periodic benefit cost	$851	$909	$3,575	$3,589

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$368	$367	$1,469	$1,492
Interest cost	687	808	3,111	3,192
Expected return on plan assets	(930)	(840)	(3,448)	(3,201)
Amortization of prior service costs	334	334	1,335	1,335
Amortization of net actuarial loss	—	—	—	313

Net periodic benefit cost	$459	$669	$2,467	$3,131

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 3 – Revenue

Effective January 2018, the Company and Southwest adopted the update, ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under the modified retrospective approach, the information for periods prior to the adoption date has not been restated and continues to be reported under the accounting standards in effect for those periods. As permitted under the standard, the Company and Southwest have elected to apply the guidance retrospectively only to those contracts that were not completed at January 1, 2018. Management assessed the effects the new guidance has on the Company’s (and Southwest’s, in the case of utility operations) financial position, results of operations, and cash flows. Based on these assessments, such impacts were not material overall.

The following information about the Company’s revenues is presented by segment. Southwest comprises one segment – natural gas operations.

Natural Gas Operations Segment:

Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. Southwest recognizes revenue when it satisfies its performance by transferring gas to the customer. Revenues also include the net impacts of margin tracker/decoupling accruals based on criteria in U.S. GAAP for rate-regulated entities associated with alternative revenue programs. Revenues from customer arrangements and from alternative revenue programs are described below.

Southwest acts as an agent for state and local taxing authorities in the collection and remission of a variety of taxes, including sales and use taxes and surcharges. These taxes are not included in gas operating revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.

Southwest generally has two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to many types of customers (primarily residential) under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of state commissions and the Federal Energy Regulatory Commission. Southwest provides both the commodity and the related distribution service to nearly all of its approximate 2 million customers, and only several hundred customers (who are eligible to secure their own gas) subscribe to transportation-only service. Also, only a few hundred customers have contracts with stated periods. Southwest recognizes revenue when it satisfies its performance requirement by transferring volumes of gas to the customer. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of performance obligations of Southwest. The amount billable via regulated rates (both volumetric and fixed monthly rates as part of rate design) corresponds to the value to the customer, and management believes that the amount billable under the “invoice practical expedient” (amount Southwest has the right to invoice) is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are restricted from being billed due only to the passage of time and therefore are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date, and customers can generally terminate service at will.

Transportation-only service is also governed by tariff rate provisions. Transportation-only service is generally only available to very large customers under requirements of Southwest’s various tariffs. With this service, customers secure their own gas supply and Southwest provides transportation services to move the customer-supplied gas to the intended location. Southwest concluded that transportation/transmission service is suitable to an “over time” model. Rate structures under Southwest’s regulation for transportation customers include a combination of volumetric charges and monthly “fixed” charges (including charges commonly referred to as capacity charges, demand charges, or reservation charges) as part of the rate design of our regulated jurisdictions. These types of fixed charges represent a separate performance obligation associated with standing ready over the period of the month to deliver quantities of gas, regardless of whether the customer takes delivery of any quantity of gas. The performance obligations under these circumstances are satisfied over the course of the month under an output measure of progress based on time, which correlates to the period for which the charges are eligible to be invoiced.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Under its regulation, Southwest enters into negotiated rate contracts for those customers located in proximity to another pipeline, which pose a threat of bypassing its distribution system. Southwest may also enter into similar contracts for customers otherwise able to satisfy their energy needs by means of alternative fuel to natural gas. Less than two dozen customers are party to contracts with rate components subject to negotiation. Many rate provisions and terms of service for these less common types of contracts are also subject to regulatory oversight and tariff provisions. The performance obligations for these customers are satisfied similar to those for other customers by means of transporting/delivering natural gas to the customer. Many or most of the rate components, and structures, for these types of customers are the same as those for similar customers without negotiated rate components; and the negotiated rates are within the parameters of the tariff guidelines. Management determined that these arrangements qualify for the invoice practical expedient for recognizing revenue. Furthermore, while some of these contracts include contract periods extending over time, including multiple years, as amounts billable under the contract are based on rates in effect for the customer for service provided to date, no significant financing component is deemed to exist.

As indicated above, revenues also include the net impacts of margin tracker/decoupling accruals. All of Southwest’s service territories have decoupled rate structures (also referred to as alternative revenue programs) that are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin. The primary alternative revenue programs involve permissible adjustments for differences between stated tariff benchmarks and amounts billable through revenue from contracts with customers via existing rates. Such adjustments are recognized monthly in revenue and in the associated regulatory asset/liability in advance of rate adjustments intended to collect or return amounts recognized. Revenues recognized for the adjustment to the benchmarks noted are required to be presented separately from revenues from contracts from customers, and as such, are provided below and identified as Alternative revenue program revenue.

Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Twelve Months Ended
	March 31		March 31
(Thousands of dollars)	2018	2017	2018	2017
Residential	$344,611	$342,737	$859,078	$850,798
Small commercial	87,943	81,125	250,331	236,819
Large commercial	15,440	13,595	54,224	49,610
Industrial/other	6,510	5,451	23,085	19,453
Transportation	24,054	22,732	89,081	86,446

Revenue from contracts with customers	478,558	465,640	1,275,799	1,243,126
Alternative revenue program revenues (deferrals)	27,209	(4,232)	66,788	12,790
Other revenues (a)	(11,454)	1,194	(8,568)	2,998

Total Gas operating revenues	$494,313	$462,602	$1,334,019	$1,258,914

(a)	Includes various other revenues, which were offset by $14 million of tax reform savings revenue adjustments for both periods ended March 31, 2018.

Construction Services Segment:

The majority of Centuri contracts are performed under unit-price contracts. Generally, these contracts state prices per unit of installation. Typical installations are accomplished in a few weeks or less. Revenues are recorded as installations are completed. Revenues are recorded for long-term fixed-price contracts in a pattern that reflects the transfer of control of promised goods and services to the customer over time. The amount of revenue recognized on fixed-price contracts is based on costs expended to date relative to anticipated final contract costs. Some unit-price contracts contain caps that if encroached, trigger revenue and loss recognition similar to a fixed-price contract model.

Centuri is required to collect taxes imposed by various governmental agencies on the work performed by Centuri for its customers. These taxes are not included in construction revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Centuri derives revenue from the installation, replacement, repair, and maintenance of energy distribution systems, and in developing industrial construction solutions. Centuri has operations in the U.S. and Canada. The majority of Centuri’s revenues are related to construction contracts for natural gas pipeline replacement and installation work for natural gas utilities. In addition, Centuri performs certain industrial construction activities for various customers and industries. Centuri has two types of agreements with its customers: master services agreements (“MSA”) and bid contracts. Most of Centuri’s customers supply many of their own materials in order for Centuri to complete its work under the contracts.

An MSA identifies most of the terms describing each party’s rights and obligations that will govern future work authorizations. An MSA is often effective for multiple years. A work authorization is issued by the customer to describe the location, timing, and any additional information necessary to complete the work for the customer. The combination of the MSA and the work authorization is when a contract exists and revenue recognition may begin. Each work authorization is generally a single performance obligation as Centuri is performing a significant integration service. Centuri has elected to use the portfolio method practical expedient at the customer level as the terms and conditions of the work performed under MSA’s are similar in nature with each customer, but vary significantly between customers.

A bid contract is typically a one-time agreement for a specific project that has all necessary terms defining each party’s rights and obligations. Each bid contract is evaluated for revenue recognition individually. Control of assets created under bid contracts generally passes to the customer over time. Bid contracts often have a single performance obligation as Centuri is providing a significant integration service.

Centuri’s MSA and bid contracts are characterized as either fixed-price contracts or unit-price contracts for revenue recognition purposes. The cost-to-cost input method is used to measure progress towards the satisfaction of a performance obligation for fixed-price contracts. Input methods result in the recognition of revenue based on the entity’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. For unit-price contracts, the output measurement will be the completion of each unit that is required under the contract.

Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors including unforeseen circumstances not originally contemplated. These factors, along with other risks inherent in performing fixed-price contracts may cause actual revenues and gross profit for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and earnings, the impacts for which are recognized in the period in which the changes are identified. Once identified, these types of conditions continue to be evaluated for each project throughout the project term and ongoing revisions in management’s estimates of contract value, contract cost, and contract profit are recognized as necessary in the period determined.

Centuri categorizes work performed under MSAs and bid contracts into three primary service types: replacement gas construction, new gas construction, and other construction. Replacement gas construction includes work involving previously existing gas pipelines. New gas construction involves the installation of new pipelines or service lines to areas that do not already have gas services. Other construction includes all other work and can include industrial construction, water infrastructure construction, electric infrastructure construction, etc.

Contracts can have compensation/consideration that is variable. For MSAs, variable consideration is evaluated at the customer level as the terms creating variability in pricing are included within the MSA and are not specific to a work authorization. For multi-year MSAs, variable consideration items are typically determined for each year of the contract and not for the full contract term. For bid contracts, variable consideration is evaluated at the individual contract level. The expected value method or most likely amount method is used based on the nature of the variable consideration. Types of variable consideration include liquidated damages, delay penalties, performance incentives, safety bonuses, payment discounts, and volume rebates. Centuri will typically estimate variable consideration and adjust financial information, as necessary.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Change orders involve the modification in scope, price, or both to the current contract, requiring approval by both parties. The existing terms of the contract continue to be accounted for under the current contract until such time as a change order is approved. Once approved, the change order is either treated as a separate contract or as part of the existing contract, as appropriate, under the circumstances. When the scope is agreed upon in the change order but not the price, Centuri estimates the change to the transaction price.

The following tables display Centuri’s revenue from contracts with customers disaggregated by service type and contract type:

(Thousands of dollars)	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2018	2017	2018	2017
Service Types:
Replacement gas construction	$157,351	$120,438	$824,979	$727,518
New gas construction	36,197	33,079	168,494	208,289
Other construction	66,469	38,618	320,893	189,258

Total Construction revenues	$260,017	$192,135	$1,314,366	$1,125,065

(Thousands of dollars)	Three Months Ended		Twelve Months Ended
	March 31		March 31
	2018	2017	2018	2017
Contract Types:
Master services agreement	$194,464	$147,192	$932,804	$841,468
Bid contract	65,553	44,943	381,562	283,597

Total Construction revenues	$260,017	$192,135	$1,314,366	$1,125,065

Unit priced contracts	$234,285	$177,671	$1,176,699	$964,023
Fixed priced contracts	25,732	14,464	137,667	161,042

Total Construction revenues	$260,017	$192,135	$1,314,366	$1,125,065

The following table provides information about receivables, revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, net of allowances and amounts billed in excess of revenue earned on contracts, which is included in other current liabilities as of March 31, 2018 and December 31, 2017 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2018	December 31, 2017
Contracts receivable, net	$130,288	$221,859
Revenue earned on contracts in progress in excess of billings	57,745	5,768
Amounts billed in excess of revenue earned on contracts	8,102	9,602

The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. The revenue earned on contracts in progress in excess of billings are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned on contracts primarily relates to the advance consideration received from customers for which work has not yet been completed. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods under these contracts is $54 million.

For Centuri’s contracts that have an original duration of one year or less, Centuri uses the practical expedient applicable to such contracts and does not consider the time value of money. Further, because of the short duration of these contracts, Centuri has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize the revenue.

Centuri has eleven contracts that had an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2018 is $84 million. Centuri expects to recognize the remaining performance obligations over the next four years, however, the timing of that recognition is largely within the control of the customer and when the necessary equipment and materials required to complete the work are provided by the customer.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Construction services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2018
Billed on completed contracts and contracts in progress	$129,838
Other receivables	467

Contracts receivable, gross	130,305
Allowance for doubtful accounts	(17)

Contracts receivable, net	$130,288

Contracts receivable above is included in accounts receivable, net of allowances in the Southwest Gas Holdings, Inc. Condensed Consolidated Balance Sheet at March 31, 2018.

Management recognizes revenue on contracts in progress in excess of billings (a contract asset) within Accounts receivable, net of allowances in its balance sheets, and amounts billed in excess of revenue earned (a contract liability) in Other current liabilities. However, the following shows the significant changes in these asset and liability balances associated with Centuri since January 1, 2018:

(Thousands of dollars)	March 31, 2018
	Revenue earned on contracts in progress in excess of billings	Amounts billed in excess of revenue earned on contracts
Revenue recognized that was included in the amounts billed in excess of revenue earned on contracts balance at the beginning of the period	$—	$(9,602)
Increases due to amounts billed to customers in excess of revenue earned during the period	—	8,102
Transferred to contracts receivable from revenue earned on contracts in progress in excess of billings recognized at the beginning of the period	(5,768)	—
Increase from the reclassification of contract assets due to the adoption of topic 606	51,744
Increases from contract assets, contingent on a future event occurring	6,001	—

In regards to the table above, prior to the adoption of ASC Topic 606, revenue earned on contracts in progress in excess of billings was only used to recognize contract assets related to fixed-price contracts under previous accounting guidance. This balance now includes any conditional contract assets for both fixed-price contracts and unit-price contracts. Centuri considers retention and unbilled amounts to customers to be conditional contract assets, as payment is contingent on the occurrence of a future event. Contracts receivable, net, included in Accounts receivable, net of allowances, includes only amounts that are unconditional in nature, which means only the passage of time remains and Centuri has invoiced the customer. Similarly, amounts billed in excess of revenue earned on contracts, which is included in the Other current liabilities line item on the Company’s Condensed Consolidated Balance Sheets, was only used to recognize contract liabilities related to fixed-price contracts under previous accounting guidance. This line item now includes contract liabilities related to both fixed-price contracts and unit-price contracts. In the event a contract asset or contract liability is expected to be recognized for greater than one year from the financial statement date, Centuri classifies those amounts as long-term contract assets or contract liabilities, included in Other deferred credits and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.

The adoption of Topic 606 had no impact on any of the financial statements of Southwest Gas Holdings, Inc. or Southwest.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 4 – Segment Information

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

	Natural Gas Operations	Construction Services	Other	Total
Three months ended March 31, 2018
Revenues from external customers	$494,313	$232,859	$—	$727,172
Intersegment revenues	—	27,158	—	27,158

Total	$494,313	$260,017	$—	$754,330

Segment net income (loss)	$90,349	$(11,001)	$(257)	$79,091

Three months ended March 31, 2017
Revenues from external customers	$462,602	$170,839	$—	$633,441
Intersegment revenues	—	21,296	—	21,296

Total	$462,602	$192,135	$—	$654,737

Segment net income (loss)	$76,938	$(7,334)	$(296)	$69,308

	Natural Gas Operations	Construction Services	Other	Total
Twelve months ended March 31, 2018
Revenues from external customers	$1,334,019	$1,211,345	$—	$2,545,364
Intersegment revenues	—	103,021	—	103,021

Total	$1,334,019	$1,314,366	$—	$2,648,385

Segment net income (loss)	$170,229	$34,693	$(1,298)	$203,624

Twelve months ended March 31, 2017
Revenues from external customers	$1,258,914	$1,027,835	$—	$2,286,749
Intersegment revenues	—	97,230	—	97,230

Total	$1,258,914	$1,125,065	$—	$2,383,979

Segment net income (loss)	$118,778	$27,421	$(296)	$145,903

Note 5 – Derivatives and Fair Value Measurements

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

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 2018 through October 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2018	December 31, 2017
Contract notional amounts	11,391	10,929

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three- and twelve-month periods ended March 31, 2018 and 2017 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)
		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss) Recognized in Income on Derivative	March 31				March 31
Instrument		2018		2017		2018		2017
Swaps	Net cost of gas sold	$(5,196)		$(5,137)		$(11,631)		$1,081
Swaps	Net cost of gas sold	5,196	*	5,137	*	11,631	*	(1,081	)*

Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

March 31, 2018 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$11	$(5,875)	$(5,864)
Swaps	Other deferred credits	—	(2,397)	(2,397)

Total		$11	$(8,272)	$(8,261)

December 31, 2017 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$11	$(4,468)	$(4,457)
Swaps	Other deferred credits	19	(1,342)	(1,323)

Total		$30	$(5,810)	$(5,780)

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Twelve Months Ended
(Thousands of dollars)	March 31, 2018	March 31, 2018
Paid to counterparties	$2,715	$4,514

No amounts were received from counterparties during any of the periods indicated above.

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

March 31, 2018 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$5,864
Swaps	Deferred charges and other assets	2,397

December 31, 2017 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,457
Swaps	Deferred charges and other assets	1,323

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at March 31, 2018 and December 31, 2017 using futures settlement prices, published by the CME Group, for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:

Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2018	December 31, 2017
Liabilities at fair value:
Other current liabilities - Swaps	$(5,864)	$(4,457)
Other deferred credits - Swaps	(2,397)	(1,323)

Net Assets (Liabilities)	$(8,261)	$(5,780)

No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

With regard to the fair values of assets associated with pension and postretirement benefit plans, asset values were last updated as required as of December 2017. Refer to Note 11 – Pension and Other Post Retirement Benefits in the 2017 Annual Report to Shareholders on Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 6 – Common Stock

On March 29, 2017, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ending March 31, 2018, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 137,300 shares of the Company’s common stock in the open market at a weighted average price of $67.00 per share, resulting in proceeds to the Company of $9,107,664, net of $91,997 in agent commissions. During the twelve months ended March 31, 2018, the Company sold, through this continuous equity offering program with the same party acting as agent, an aggregate of 643,007 shares of the Company’s common stock in the open market at a weighted average price of $79.28 per share, resulting in proceeds to the Company of $50,466,691, net of $509,765 in agent commissions. As of March 31, 2018, the Company had up to $99,023,545 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest.

During the three months ended March 31, 2018, the Company issued approximately 77,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.

Also during the quarter ended March 31, 2018, the Company issued 33,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $2 million.

Note 7 – Long-Term Debt

Carrying amounts of long-term debt and related estimated fair values as of March 31, 2018 and December 31, 2017 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$127,630	$125,000	$129,273
Notes, 6.1%, due 2041	125,000	155,349	125,000	158,304
Notes, 3.875%, due 2022	250,000	252,270	250,000	256,163
Notes, 4.875%, due 2043	250,000	284,998	250,000	283,243
Notes, 3.8%, due 2046	300,000	291,945	300,000	302,970
Notes, 3.7%, due 2028	300,000	302,520	—	—
8% Series, due 2026	75,000	95,542	75,000	96,063
Medium-term notes, 7.78% series, due 2022	25,000	28,147	25,000	28,714
Medium-term notes, 7.92% series, due 2027	25,000	30,810	25,000	31,542
Medium-term notes, 6.76% series, due 2027	7,500	8,811	7,500	8,882
Unamortized discount and debt issuance costs	(12,480)		(9,350)

	1,470,020		1,173,150

Revolving credit facility and commercial paper	39,000	39,000	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(2,026)		(2,119)

	197,974		197,881

Less: current maturities	—		—

Long-term debt, less current maturities - Southwest Gas Corporation	$1,706,994		$1,521,031

Centuri:
Centuri term loan facility	$194,357	195,757	$199,578	207,588
Unamortized debt issuance costs	(1,056)		(1,111)

	193,301		198,467
Centuri secured revolving credit facility	79,227	79,261	56,472	56,525
Centuri other debt obligations	43,472	43,256	47,952	48,183
Less: current maturities	(24,867)		(25,346)

Long-term debt, less current maturities - Centuri	$291,133		$277,545

Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,706,994		$1,521,031
Centuri long-term debt	316,000		302,891
Less: current maturities	(24,867)		(25,346)

Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$1,998,127		$1,798,576

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2018, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2018, $19 million was outstanding on the long-term portion (not including the commercial paper program, discussed below) and no borrowings were outstanding on the short-term portion of this credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At March 31, 2018, $20 million was outstanding under the commercial paper program.

In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. A portion of the proceeds were used to repay amounts then outstanding under the revolving portion of the credit facility and the remainder to repay amounts then outstanding under the commercial paper program.

Centuri has a $450 million senior secured revolving credit and term loan facility that is scheduled to expire in November 2022. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion, has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017. No further borrowing is permitted under the term loan facility. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2018 totaled $592 million. At March 31, 2018, $274 million in borrowings were outstanding under the Centuri facility.

Note 8 – Short-Term Debt

The Company has a $100 million credit facility that is scheduled to expire in March 2022. The Company had $22.5 million in short-term borrowings outstanding at March 31, 2018 under this facility.

Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the noncontrolling interest for Southwest Gas Holdings, Inc. on a consolidated basis during the three months ended March 31, 2018.

	Southwest Gas Holdings, Inc. Equity
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2017	48,090	$49,720	$955,332	$(47,682)	$857,398	$(2,365)	$1,812,403
Common stock issuances	247	247	10,148				10,395
Net income (loss)					79,091	(797)	78,294
Foreign currency exchange translation adj.				(911)			(911)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				895			895
Amounts reclassified to net income, net of tax (FSIRS)				635			635
Reclass of stranded deferred taxes due to TCJA (a)				(9,300)	9,300		—
Dividends declared
Common: $0.52 per share					(25,335)		(25,335)

March 31, 2018	48,337	$49,967	$965,480	$(56,363)	$920,454	$(3,162)	$1,876,376

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

The table below provides details of activity in equity for Southwest Gas Corporation during the three months ended March 31, 2018. Only equity shares of the Company are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Total
DECEMBER 31, 2017	47,482	$49,112	$948,767	$(47,073)	$659,193	$1,609,999
Net income					90,349	90,349
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				895		895
Amounts reclassified to net income, net of tax (FSIRS)				635		635
Reclass of stranded deferred taxes due to TCJA (a)				(9,300)	9,300	—
Stock-based compensation (b)			(568)		(166)	(734)
Dividends declared to Southwest Gas Holdings, Inc.					(22,000)	(22,000)

March 31, 2018	47,482	$49,112	$948,199	$(54,843)	$736,676	$1,679,144

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.
(b)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

The following information provides insight into amounts impacting the Company’s Other Comprehensive Income (Loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated Other Comprehensive Income in the Condensed Consolidated Balance Sheets and the associated column in the equity table above. See Note 4 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(80)	$254	$334	$(127)	$207
Amortization of net actuarial (gain)/loss	8,404	(2,017)	6,387	6,361	(2,417)	3,944
Regulatory adjustment	(7,560)	1,814	(5,746)	(5,735)	2,179	(3,556)

Pension plans other comprehensive income (loss)	1,178	(283)	895	960	(365)	595
FSIRS (designated hedging activities):
Amounts reclassified into net income	837	(202)	635	836	(318)	518

FSIRS other comprehensive income	837	(202)	635	836	(318)	518

Total other comprehensive income (loss) - Southwest Gas Corporation	2,015	(485)	1,530	1,796	(683)	1,113

Foreign currency translation adjustments:
Translation adjustments	(911)	—	(911)	220	—	220

Foreign currency other comprehensive income (loss)	(911)	—	(911)	220	—	220

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$1,104	$(485)	$619	$2,016	$(683)	$1,333

	Twelve Months Ended			Twelve Months Ended
	March 31, 2018			March 31, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(43,027)	$10,326	$(32,701)	$(22,770)	$8,652	$(14,118)
Amortization of prior service cost	1,335	(460)	875	1,335	(507)	828
Amortization of net actuarial (gain)/loss	27,488	(9,269)	18,219	26,660	(10,131)	16,529
Regulatory adjustment	10,515	(115)	10,400	(5,196)	1,974	(3,222)

Pension plans other comprehensive income (loss)	(3,689)	482	(3,207)	29	(12)	17

FSIRS (designated hedging activities):
Amounts reclassified into net income	3,345	(1,155)	2,190	3,345	(1,271)	2,074

FSIRS other comprehensive income	3,345	(1,155)	2,190	3,345	(1,271)	2,074

Total other comprehensive income (loss) - Southwest Gas Corporation	(344)	(673)	(1,017)	3,374	(1,283)	2,091

Foreign currency translation adjustments:
Translation adjustments	640	—	640	(401)	—	(401)

Foreign currency other comprehensive income (loss)	640	—	640	(401)	—	(401)

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$296	$(673)	$(377)	$2,973	$(1,283)	$1,690

(1)

Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of the TCJA. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended March 31, 2018 and 2017), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of accumulated other comprehensive income as of March 31, 2018 is effectively computed using a 24% tax rate overall after the reclassification of previously stranded excess deferred taxes existing as a result of the TCJA (see table for Accumulated other comprehensive income, including the balance, below). With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other Comprehensive Income, as repatriation of earnings is not anticipated.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (“AOCI”) at March 31, 2018, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$(609)	$—	$(609)	$—	$(47,682)

Translation adjustments	—	—	—	—	—	—	(911)	—	(911)	—	(911)

Other comprehensive income before reclassifications	—	—	—	—	—	—	(911)	—	(911)	—	(911)
FSIRS amounts reclassified from AOCI (1)	—	—	—	837	(202)	635	—	—	—	—	635
Amortization of prior service cost (2)	334	(80)	254	—	—	—	—	—	—	—	254
Amortization of net actuarial loss (2)	8,404	(2,017)	6,387	—	—	—	—	—	—	—	6,387
Regulatory adjustment (3)	(7,560)	1,814	(5,746)	—	—	—	—	—	—	—	(5,746)

Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,178	(283)	895	837	(202)	635	(911)	—	(911)	—	619

Reclass of stranded deferred taxes due to TCJA (4)	—	—	—	—	—	—	—	—	—	(9,300)	(9,300)

Ending Balance AOCI March 31, 2018	$(60,342)	$22,010	$(38,332)	$(11,818)	$4,607	$(7,211)	$(1,520)	$—	$(1,520)	$(9,300)	$(56,363)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Company’s Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on the Company’s Condensed Consolidated Balance Sheets).

(4)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.
(5)

Tax amounts related to the before-tax balance at March 31, 2018 are calculated using a 24% rate after the release of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$—	$(47,073)

FSIRS amounts reclassified from AOCI (6)	—	—	—	837	(202)	635	—	635
Amortization of prior service cost (7)	334	(80)	254	—	—	—	—	254
Amortization of net actuarial loss (7)	8,404	(2,017)	6,387	—	—	—	—	6,387
Regulatory adjustment (8)	(7,560)	1,814	(5,746)	—	—	—	—	(5,746)

Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	1,178	(283)	895	837	(202)	635	—	1,530

Reclass of stranded deferred taxes due to TCJA (9)	—	—	—	—	—	—	(9,300)	(9,300)

Ending Balance AOCI March 31, 2018	$(60,342)	$22,010	$(38,332)	$(11,818)	$4,607	$(7,211)	$(9,300)	$(54,843)

(6)	The FSIRS reclassification amounts are included in the Net interest deductions line item on Southwest’s Condensed Consolidated Statements of Income.
(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(8)

The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in the Deferred charges and other assets line item on Southwest’s Condensed Consolidated Balance Sheets).

(9)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

(10)

Tax amounts related to the before-tax balance at March 31, 2018 are calculated using a 24% rate after the reclass of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	March 31, 2018	December 31, 2017
Net actuarial (loss) gain	$(440,151)	$(448,555)
Prior service cost	(4,034)	(4,368)
Less: amount recognized in regulatory assets	383,843	391,403

Recognized in AOCI	$(60,342)	$(61,520)

Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation

As a result of a holding company structure in January 2017, no substantive change occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments (Centuri operations continue to be part of continuing operations of the controlled group of companies), and financial information related to Centuri continues to be included in condensed consolidated financial statements of Southwest Gas Holdings, Inc.

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

Due to the discontinued operations accounting reflection, the following disclosures provide additional information regarding the revenues and expenses of Centuri which are shown as discontinued operations on the condensed consolidated financial statements of Southwest Gas Corporation for periods prior to the beginning of 2017.

The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Income Statements of Southwest Gas Corporation:

Results of Construction Services

(Thousands of dollars)	Twelve Months Ended March 31, 2017
Construction revenues	$932,930
Operating expenses:
Construction expenses	831,041
Depreciation and amortization	41,054

Operating income	60,835
Other income (deductions)	1,227
Net interest deductions	5,172

Income before income taxes	56,890
Income tax expense	21,030

Net income	35,860
Net income attributable to noncontrolling interests	1,105

Discontinued operations - construction services - net income	$34,755

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Note 11 – Acquisition of Construction Services Business

In November 2017, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of a privately held construction business, New England Utility Constructors, Inc. (“Neuco”) for approximately $99 million, less assumed debt. See the Company’s 2017 Form 10-K for additional information about this acquisition.

Assets acquired and liabilities assumed in the transaction were recorded, generally, at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including non-competition agreements, customer relationships, trade names, and work backlog. The final purchase accounting has been completed.

The estimated fair values of assets acquired and liabilities assumed as of November 1, 2017, are as follows (in millions of dollars):

	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$0.8	$—	$0.8
Contracts receivable	18.3	—	18.3
Other receivables	5.4	—	5.4
Property, plant and equipment	15.1	—	15.1
Prepaid expenses and deposits	1.7	(0.1)	1.6
Intangible assets	44.8	—	44.8
Goodwill	32.0	0.2	32.2

Total assets acquired	118.1	0.1	118.2
Current liabilities	(18.5)	(0.1)	(18.6)
Other long-term liabilities	(0.3)	—	(0.3)

Net assets acquired	$99.3	$—	$99.3

The Company incurred and expensed acquisition costs of $2.6 million for the twelve months ended March 31, 2018. No acquisition-related costs were incurred during the three months ended March 31, 2018.

The allocation of the purchase price of Neuco was accounted for in accordance with applicable accounting guidance. Goodwill, which is generally not deductible for tax purposes, consists of the value associated with the assembled workforce and consolidation of operations. However, as the business of Neuco was acquired via asset purchase for tax purposes, the approximately $32 million of tax-basis goodwill is expected to be deductible for tax purposes. In the first quarter of 2018, values at the acquisition date were adjusted as reflected in the table above, with no significant overall impact to the Company’s consolidated balance sheets.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and all of the shares of common stock of Centuri Construction Group Inc. (“Centuri” or the “construction services” segment). Prior to August 2017, only 96.6% of Centuri shares were owned. During August 2017, Southwest Gas Holdings, Inc. acquired the remaining 3.4% equity interest in Centuri that was held by the previous owners (and reflected as a redeemable noncontrolling interest). As part of a holding company reorganization effective January 2017, designed to provide further separation between regulated and unregulated businesses, Centuri and Southwest are now subsidiaries of Southwest Gas Holdings, Inc.; whereas historically, Centuri had been a direct subsidiary of Southwest. To give effect for this change, the separate consolidated financial statements of Southwest Gas Corporation depict Centuri-related amounts for periods prior to January 2017 as discontinued operations of Southwest. Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) have two business segments (natural gas operations and construction services), which are discussed below.

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

As of March 31, 2018, Southwest had 2,026,000 residential, commercial, industrial, and other natural gas customers, of which 1,080,000 customers were located in Arizona, 751,000 in Nevada, and 195,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2018, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin (gas operating revenues less the net cost of gas sold) from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Gas cost is a tracked cost, which is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms, impacting revenues and net cost of gas sold on a dollar-for-dollar basis, thereby having no impact on Southwest’s profitability. Therefore, management routinely uses operating margin, defined as operating revenues less the net cost of gas sold, in its analysis of Southwest’s financial performance. Operating margin also forms a basis for Southwest’s various regulatory decoupling mechanisms. Operating margin is not, however, specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”) and is considered a non-GAAP measure. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. (Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin.)

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

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 23 major markets in the United States (primarily as NPL) and in 2 major markets in Canada (as NPL Canada and W.S. Nicholls).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Centuri has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended March 31, 2018 and 2017, revenues from replacement work provided over 60% of total revenues. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2017 Annual Report to Shareholders, which is incorporated by reference into the 2017 Form 10-K.

Executive Summary

The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s operations. As needed, certain items are covered in greater detail in later sections of management’s discussion and analysis. As reflected in the table below, the natural gas operations segment accounted for an average of 83% of twelve-month-to-date consolidated net income over the past two years. As such, management’s discussion and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$90,349	$76,938	$170,229	$118,778
Construction services	(11,001)	(7,334)	34,693	27,421
Corporate and administrative	(257)	(296)	(1,298)	(296)

Net income	$79,091	$69,308	$203,624	$145,903

Average number of common shares	48,416	47,530	48,105	47,492

Basic earnings per share
Consolidated	$1.63	$1.46	$4.23	$3.07

Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$494,313	$462,602	$1,334,019	$1,258,914
Less: Net cost of gas sold	185,732	146,879	393,898	330,400

Operating margin	$308,581	$315,723	$940,121	$928,514

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

1st Quarter 2018 Overview

Natural gas operations highlights:

•	32,000 net new customers (1.6% growth rate)
•	Issued $300 million in Senior Notes due in 2028
•	Arizona rate case settlement (April 2017) provided rate relief and lower depreciation
•	Operating income increased $5.3 million compared to the prior-year quarter
•	Income tax expense decreased approximately $14 million due to tax reform
•	Operating margin reflects estimated regulatory impacts of tax reform

Construction services highlights:

•	Revenues increased $67.9 million compared to the prior-year quarter
•	Construction expenses increased $67 million compared to the prior-year quarter
•	Depreciation and amortization expense increased $1.2 million compared to the prior-year quarter
•	Net interest deductions increased $1.7 million compared to the prior-year quarter

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Results of Natural Gas Operations

	Three Months Ended
	March 31, 2018
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$494,313	$462,602
Net cost of gas sold	185,732	146,879

Operating margin	308,581	315,723
Operations and maintenance expense	102,190	103,824
Depreciation and amortization	49,961	61,195
Taxes other than income taxes	15,257	14,782

Operating income	141,173	135,922
Other income (deductions)	(4,603)	(1,244)
Net interest deductions	19,255	17,210

Income before income taxes	117,315	117,468
Income tax expense	26,966	40,530

Contribution to consolidated net income	$90,349	$76,938

Contribution to consolidated net income from natural gas operations increased $13.4 million between quarters. The improvement was primarily due to rate relief and customer growth, lower depreciation expense, offset by a decrease in other income and an increase in net interest deductions. U.S. tax reform impacted both revenue and tax expense. The amounts above reflect a reclassification of $4.9 million for 2017 from Operations and maintenance expense to Other income (deductions) related to the non-service cost components of net periodic benefit costs, as a result of the adoption of the update to FASB Topic 715 (refer to Note 2 to the condensed consolidated financial statements in this Form 10-Q), with no impact to net income overall. The reclassification in the 2017 period is intended to make that information comparable to the current period presentation.

Operating margin decreased $7 million between quarters, due to a $14 million reserve adjustment recognized due to the enactment of U.S. tax reform in December 2017. The adjustment contemplates that future rates will be reduced by this estimated amount associated with the 1st quarter of 2018 as rates billed to customers do not yet reflect the reduced cost of service resulting from tax reform. However, as the significant decline in applicable U.S. income tax rates also significantly reduced income tax expense (see discussion below), net income was not impacted unfavorably. Operating margin was favorably impacted by rate relief in Arizona (effective April 2017) and California, which collectively provided $5 million in operating margin (see Rates and Regulatory Proceedings). Approximately $4 million in increased operating margin was attributable to customer growth, as 32,000 net new customers were added during the last twelve months. Operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues declined $2 million.

Operations and maintenance expense decreased $1.6 million between quarters. Costs associated with the amount and timing of employee incentive plan grants declined $3.3 million due to incremental grants in 2017. Both periods include accelerated recognition for retirement eligible employees. These impacts were offset by increases in general costs and higher pension expense.

Depreciation and amortization expense decreased $11 million between quarters primarily due to reduced depreciation rates in Arizona, a result of the prior-year Arizona general rate case decision. Partially offsetting the decline was increased depreciation associated with a $437 million, or 7%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $475,000 between quarters primarily due to higher property taxes associated with net plant additions.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Other income decreased $3 million between quarters primarily due to a decline in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $700,000 decrease in COLI policy cash surrender values, while the prior-year quarter reflected $2.8 million of COLI-related income. Amounts in both periods reflect the non-service cost components of employee pension and post-retirement benefits.

Net interest deductions increased $2 million in the first quarter of 2018 as compared to the prior-year quarter, primarily due to higher interest associated with credit facility borrowings during the current-year quarter and the issuance of $300 million of senior notes in March 2018. The increase was partially offset by reductions in interest expense associated with deferred purchased gas adjustment (“PGA”) balances as compared to the prior-year quarter.

Income taxes were favorably impacted in 2018 due to the December 2017 enactment of tax reform. Among other things, tax reform reduced the corporate federal income tax rate from 35% to 21%, effective January 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Results of Natural Gas Operations

	Twelve Months Ended
	March 31, 2018
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$1,334,019	$1,258,914
Net cost of gas sold	393,898	330,400

Operating margin	940,121	928,514
Operations and maintenance expense	389,687	389,931
Depreciation and amortization	190,688	233,913
Taxes other than income taxes	58,421	53,145

Operating income	301,325	251,525
Other income (deductions)	(9,747)	(9,543)
Net interest deductions	71,778	67,977

Income before income taxes	219,800	174,005
Income tax expense	49,571	55,227

Contribution to consolidated net income	$170,229	$118,778

Contribution to consolidated net income from natural gas operations increased by $51.5 million between the twelve-month periods of 2018 and 2017. The improvement was primarily due to higher operating margin, lower depreciation expense, and lower income tax expense, partially offset by an increase in taxes other than income taxes and lower other income (deductions). The amounts above for Operations and maintenance expense and Other income (deductions) for the 2017 period reflect a $19.7 million reclassification related to the non-service cost components of employee pensions and other post-retirement benefits, as a result of the adoption of the update to FASB Topic 715. The reclassification is intended to make the prior period comparable to the current period, but did not impact net income overall.

Operating margin increased $11.6 million between periods including a combined $19 million of rate relief in the Arizona and California jurisdictions. Customer growth provided $10 million in operating margin, while operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues decreased $3 million. A $14 million reserve recorded in the first quarter of 2018 associated with tax reform, decreased operating margin in the current period. However, net income overall was not unfavorably impacted, as favorable impacts from tax reform are reflected in income tax expense.

Operations and maintenance expense was relatively flat between periods primarily as general cost increases, higher pension costs, and additional expenditures for pipeline integrity management and damage prevention programs were offset by a $2.7 million decrease in self-insured employee medical costs and lower bad debt expense.

Depreciation and amortization expense decreased $43 million between periods primarily due to reduced depreciation rates in Arizona, a result of the April 2017 Arizona general rate case decision. Partially offsetting the decline was depreciation associated with a $359 million, or 6%, increase in average gas plant in service for the current period as compared to the prior period. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $5 million between periods primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona, including the impact of the property tax regulatory tracking mechanism.

Other income (deductions) decreased $204,000 between the twelve-month periods of 2018 and 2017. The current period reflects a $6.8 million increase in COLI policy cash surrender values, while the prior-year period included $9.3 million of COLI-related income. Interest income increased $1.6 million including interest related to the Gas Infrastructure Replacement (“GIR”) mechanism in Nevada. See the Rates and Regulatory Proceedings section for more information about the GIR. Amounts in both periods reflect the non-service cost components of employee pension and post-retirement benefits.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Net interest deductions increased $3.8 million between the current and prior-year periods, primarily due to the issuance of $300 million of senior notes in September 2016, higher interest associated with credit facility borrowings during late 2017 and early 2018, and the issuance of the $300 million senior notes in March 2018. The increase was substantially offset by reductions in interest expense associated with deferred PGA balances as compared to the prior-year period and various debt redemptions in the second half of 2016.

Income taxes were favorably impacted in 2018 due to the December 2017 enactment of tax reform, which reduced the corporate federal income tax rate from 35% to 21%, effective January 2018. Approximately $8 million of one-time tax benefits, related to the remeasurement of deferred tax liabilities, were recorded in the fourth quarter of 2017 in addition to the lower rate utilized in the first quarter of 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Results of Construction Services

	Three Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Construction revenues	$260,017	$192,135
Operating expenses:
Construction expenses	258,952	191,956
Depreciation and amortization	12,517	11,283

Operating income (loss)	(11,452)	(11,104)
Other income (deductions)	263	254
Net interest deductions	3,196	1,504

Income (loss) before income taxes	(14,385)	(12,354)
Income tax expense (benefit)	(2,587)	(4,717)

Net income (loss)	(11,798)	(7,637)
Net income (loss) attributable to noncontrolling interests	(797)	(303)

Contribution to consolidated net income (loss) attributable to Centuri	$(11,001)	$(7,334)

In November 2017, Centuri acquired New England Utility Constructors, Inc. (“Neuco”). Line items in the table above reflect the results of Neuco only for the 2018 period.

Revenues increased $68 million, or 35%, in the first quarter of 2018 when compared to the prior-year quarter primarily due to additional pipe replacement work for many natural gas distribution customers and $14 million of Neuco revenues. The prior period was impacted by a temporary work stoppage.

Construction expenses increased $67 million, or 35%, between quarters. The increase in construction expenses is due to additional pipe replacement work and higher labor costs incurred to complete work during inclement weather conditions in the current-year quarter. Approximately $14.1 million of Neuco construction expenses are included in the three months ended March 31, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $230,000 and $339,000 for the first quarters of 2018 and 2017, respectively.

Depreciation and amortization expense increased $1.2 million between quarters, primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and an increase in depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $2 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment.

Net interest deductions increased by $1.7 million between quarters. The increase was due primarily to higher average debt outstanding (including amounts used to finance the Neuco acquisition) under the $450 million secured revolving credit and term loan facility.

The reduction in corporate federal income taxes resulting from the December 2017 enactment of tax reform unfavorably impacted results during the first quarter of 2018, as lower corporate federal tax rates provide a reduced benefit during periods when losses are encountered.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Results of Construction Services

	Twelve Months Ended
	March 31,
	2018	2017
	(Thousands of dollars)
Construction revenues	$1,314,366	$1,125,065
Operating expenses:
Construction expenses	1,215,959	1,022,997
Depreciation and amortization	50,263	52,337

Operating income	48,144	49,731
Other income (deductions)	354	1,481
Net interest deductions	9,678	6,676

Income before income taxes	38,820	44,536
Income tax expense	4,520	16,313

Net income	34,300	28,223
Net income (loss) attributable to noncontrolling interests	(393)	802

Contribution to consolidated net income attributable to Centuri	$34,693	$27,421

Line items in the table above reflect the results of Neuco only since the November 2017 acquisition date.

Revenues increased $189 million, or 17%, in the current twelve-month period compared to the same period of 2017 primarily due to additional pipe replacement work for many natural gas distribution customers and the inclusion of approximately $31 million from Neuco since the November 2017 acquisition date. In addition, Centuri performed work on a multi-year water pipe replacement program, which began in late 2016, that contributed incremental revenues of $39.3 million and $17.7 million during the twelve-month periods ended March 31, 2018 and 2017, respectively.

Construction expenses increased $193 million, or 19% between periods, primarily due to higher labor costs experienced due to changes in the mix of work with existing customers, lower productivity resulting from inclement weather, and greater operating expenses to support increased growth in operations. In addition, results were negatively impacted by higher construction costs and an unfavorable mix of work performed during the period related to the water pipe replacement program noted above. Centuri is pursuing relief from the customer in the form of modified terms or additional cost recovery. Approximately $27 million of construction expenses from Neuco are included in the twelve months ended March 31, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were $4.1 million and $6.2 million for the twelve-month periods of 2018 and 2017, respectively.

Depreciation and amortization expense decreased $2.1 million between the current and prior-year periods primarily due to a $5.5 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment over the last twelve months, partially offset by incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and an increase in depreciation on additional equipment purchased to support the growing volume of work being performed.

Net interest deductions increased $3 million between periods. The increase was due primarily to higher average debt outstanding under the $450 million secured revolving credit and term loan facility.

Income tax expense decreased $11.8 million between periods primarily due to approximately $12 million of one-time tax benefits, related to the remeasurement of Centuri’s deferred tax liabilities, that were recorded in the fourth quarter of 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. In May 2016, Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”). Following undertakings associated with the filing, a settlement hearing was held in February 2017, and the ACC approved the settlement in April 2017 (with new rates effective the same month), providing for, among other things, rate changes that would result in a combined net annual operating income increase of $60.7 million (including $16 million in additional operating revenue and a $44.7 million decrease in depreciation expense). The decision included a 7.82% rate of return on original cost rate base of $1.336 billion, a 9.5% return on common equity, and a capital structure utilizing 52% common equity. Other key elements included the approval of the continuation of the Customer-Owned Yard Line (“COYL”) program, the implementation of a vintage steel pipe replacement program, and a continuation of the current decoupled rate design, excluding the previous winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also included a property tax tracking mechanism, which will defer changes in related expense for recovery in the next general rate case. It also included a three-year moratorium on filing another general rate application prior to May 2019. Surcharge rates associated with the decoupling mechanism were updated in April 2018.

Tax Reform. In January 2018, the ACC held a workshop specifically to address U.S. tax reform with all jurisdictional public service corporations and directed ACC staff (“the Staff”) to prepare a recommended order for consideration at an open meeting. The Staff-recommended order provided that all utilities apply regulatory accounting treatment to address impacts from the enactment of tax reform beginning January 1, 2018. Additionally, the Staff recommended that all jurisdictional utilities file an application to address savings associated with tax reform within 60 days of the open meeting through a tax expense adjustor mechanism, a notice of intent to file a rate case within 90 days, or to file an application to address the impacts of tax reform. At the referenced open meeting in February, the ACC issued an order, adopting the Staff’s recommendations. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process intended to ensure that customers receive the benefits from tax reform through an ACC-approved earnings test whereby a tax refund application will be made annually to refund to customers any margin contributing to earnings above the ACC-authorized rate of return.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million, which was later approved (December 2016) to be modified not to exceed $80 million, following land purchase and bid solicitation for the engineering, procurement and construction of the facility. Construction commenced during the third quarter of 2017 and is expected to be completed by the end of 2019. Through March 2018, Southwest has incurred approximately $39 million in capital expenditures toward the project (including land acquisition costs).

COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. Customers with this configuration were previously responsible for the cost of maintaining these lines and were subject to the immediate cessation of natural gas service if low-pressure leaks occurred. Effective June 2013, the ACC authorized a surcharge to recover the costs of depreciation and pre-tax return on the costs incurred to replace and relocate service lines and meters. The surcharge is revised annually as the program progresses. In 2014, Southwest received approval to add a “Phase II” component to the COYL program to include the replacement of non-leaking COYLs. In the annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital projects completed under both Phase I and Phase II during 2016. In June 2017, the ACC issued a decision approving the surcharge application. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the recently completed general rate case proceeding, as discussed above. In the annual COYL filing made in February 2018, Southwest requested an increase from $1.8 million to $2.4 million in surcharge revenue related to 2017 expenditures of $18 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Vintage Steel Pipe Program. Southwest received approval, in connection with its most recent Arizona general rate case, to implement a vintage steel pipe (“VSP”) replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that will be made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 40 miles of VSP during 2017 totaling approximately $27 million and is targeting replacement projects during 2018 of approximately $100 million. In the annual VSP filing made in February 2018, Southwest requested an increase in surcharge revenue to collect $3.1 million related to the 2017 expenditures.

California Jurisdiction

Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the California Public Utilities Commission (“CPUC”) also directed Southwest to track income tax expenses resulting from mandatory or elective changes in tax law, procedure or policy. The purpose is to identify differences between Southwest’s authorized income tax expenses and its actual incurred income tax expenses, the result of which would be reviewed in Southwest’s next general rate case. Excluding advance requested or required procedural changes, Southwest does not currently anticipate making an ad hoc filing in advance of the next general rate case filing to implement any changes resulting from tax reform.

Attrition Filing. In November 2017, Southwest made its latest annual post-test year (“PTY”) attrition filing, requesting annual revenue increases of $2 million in southern California, $527,000 in northern California, and $263,000 for South Lake Tahoe. This filing was approved in December 2017 and rates were made effective in January 2018. At the same time, rates were updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.

In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual PTY attrition adjustments through 2020 from 2018. That latest rate case decision would have otherwise required Southwest to file its next general rate application by September 2017. Expedited consideration was requested and in June 2017, the CPUC approved the request, thereby extending the rate case filing deadline. Southwest believes this extension is in the public interest as it provides rate stability to customers for two additional years consistent with the current reasonable rates approved as part of the last general rate case, and the continuation of the currently approved 2.75% PTY attrition adjustment for the two additional years.

Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (“CARB”), require Southwest, as a covered entity, to comply with all applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in March 2018 adopting an allocation methodology to distribute the net revenues or costs beginning in the second quarter of 2018. Southwest has a net cost balance, which will be amortized over a 12-month period in rates for all applicable rate schedules, effective July 2018. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year. GHG compliance costs will be recovered through rates (including transportation rates) as prescribed by Decision D.15-10-032. There is no impact on earnings.

Nevada Jurisdiction

Nevada General Rate Case. The most recent general rate case decision was received from the Public Utilities Commission (“PUCN”) in November 2012 as amended in a Rehearing Decision in April 2013. Southwest currently plans to file a general rate case prior to June 2018. See also Infrastructure Replacement Mechanisms below.

Tax Reform. The PUCN has opened an “Investigation into Tax Cut and Jobs Act”, designated as Docket No. 18-02018, requiring comments to be filed, and which Southwest did file in April 2018, whereby Southwest described its plan to address the tax changes in its upcoming general rate case to be filed prior to June 2018. It was also noted that for those mechanisms that include monthly deferral calculations (the Deferred Energy Account Adjustment and the Accumulated Deferred Interest), Southwest has already updated the applicable carrying charges that are impacted by federal tax rates.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing in 2016, the PUCN authorized rate adjustments associated with its revenue decoupling mechanism (General Revenues Adjustment, or “GRA”). The rate adjustment collected $13.6 million from customers during 2017, a decrease in collections of $11.8 million, as compared to 2016. In June 2017, Southwest filed to adjust the GRA surcharge, effective January 2018, which was approved by the PUCN during the third quarter of 2017. This rate adjustment is expected to result in a decrease in collections from customers of $15.4 million. While there is no impact to net income overall from this rate adjustment, operating cash flows will be reduced as the associated regulatory liability balance is refunded.

Infrastructure Replacement Mechanisms. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that would not otherwise currently provide incremental revenues. Associated with such mechanism, each year, Southwest files a GIR Advance Application requesting authorization to replace qualifying infrastructure. Approximately $57.3 million of replacement work was approved for 2017 with an annualized revenue requirement estimated at approximately $5.3 million. In May 2017, Southwest filed a GIR Advance Application with the PUCN for projects totaling approximately $66 million that are expected to be completed during 2018. The PUCN issued an Order on this latest Advance Application in September 2017, approving approximately $66 million of replacement work with an annualized revenue requirement estimated at approximately $6 million.

Filed separately, as part of each annual GIR filing, Southwest requests authorization to reset the GIR recovery surcharge, related to previously approved and completed projects, with the new rates becoming effective each January. In November 2017, for projects approved in 2016 and completed by July of 2017, the deferred annualized revenue requirement of $8.7 million was approved to be recovered from customers through updated rates effective January 2018. The updated surcharge is expected to result in incremental annual margin of $4.2 million.

Conservation and Energy Efficiency(“CEE”). In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of initial program costs was approved as part of the most recent general rate case, amounts incurred subsequent to May 2012 (the certification period) continued to be deferred. Approved rates for the post-May 2012 costs deferred (including previously expected program expenditures for 2016) became effective January 2016. Then, as part of the ARA filing, approved in December 2016 Southwest modified rates, effective January 2017, authorizing annualized margin decreases of $1.4 million in northern Nevada and $1.3 million in southern Nevada to return over-collected balances. The 2017 ARA filing approved in November 2017, with modified rates effective January 2018, is expected to result in annualized margin decreases of $8.2 million in southern Nevada and $1.4 million in northern Nevada to return over-collected balances. There is, however, no anticipated impact to net income overall from these decreases as amortization expense will also be reduced.

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

In November 2017, Southwest filed for preapproval of a project to extend service to include the service territory of Mesquite, Nevada, in accordance with the SB 151 regulations. This project proposes the extension of existing facilities to Mesquite at an estimated cost of approximately $30 million. The cost is proposed to be recovered through a volumetric surcharge on all southern Nevada customers. Southwest also proposed a second phase designed to assist potential customers in existing homes who are interested in accessing natural gas service, which would then be reflected as a separate surcharge to Mesquite customers only. Hearings took place in April 2018, and a decision on this proposal is expected in the second quarter of 2018.

Federal Energy Regulatory Commission (“FERC”) Jurisdiction

General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed its most recent general rate case with the FERC in February 2014, and following settlement proceedings, tariff changes were filed in March 2015. The settlement implied an 11.5% pre-tax rate of return, and as part of the agreement, Paiute agreed to file a rate case no later than May 2019. See Tax Reform below.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. In July 2017, a certificate application was filed, which included an applicant environmental assessment. The project is anticipated to consist of 8.5 miles of additional transmission pipeline infrastructure at an approximate cost of $18 million. If the process progresses as planned, a decision could be received in the second quarter of 2018 and the additional facilities could be in place by the end of 2018.

Tax Reform. The FERC has issued a Notice of Proposed Rulemaking (“NOPR”) on whether the 2018 federal income tax changes cause pipeline rates to no longer be just and reasonable. A decision is expected in the second quarter of 2018 for the proposed rule. If the NOPR is approved as proposed, pipelines will be required to file a FERC Form No. 501-G to evaluate the impact of tax reform on their revenue requirement. In addition to filing the form, pipelines would select one of the following four options: 1) make a limited section 4 filing to reduce its rates by the percentage reduction in its cost of service shown in its FERC Form No. 501-G, 2) commit to file either a prepackaged uncontested rate settlement or a general section 4 rate case, 3) file a statement explaining why no change in rates is necessary, or 4) file the new FERC form without taking any other action. The FERC will ultimately consider whether to initiate a section 5 investigation of any pipeline that has not submitted a limited section 4 rate reduction filing or committed to file a general section 4 rate case.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2018, under-collections in Arizona, northern Nevada, and southern Nevada resulted in an asset of approximately $18.7 million and over-collections in California resulted in a liability of $371,000 on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	March 31, 2018	December 31, 2017	March 31, 2017
Arizona	$11,687	$5,069	$7,845
Northern Nevada	2,993	8,189	1,069
Southern Nevada	4,059	(6,841)	(27,104)
California	(371)	1,323	228

	$18,368	$7,740	$(17,962)

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, certain pipe replacement has been accelerated to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed above. During this same time, benefits were derived from debt refinancing and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

Cash Flows

Southwest Gas Holdings, Inc.:

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $19 million in the first three months of 2018 as compared to the same period of 2017. Changes in operating cash flows are significantly influenced by the change in deferred purchased gas costs, including amounts incurred and deferred, as well as when they are incorporated in customer bills to recover the deferred balances. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities increased $44 million in the first three months of 2018 as compared to the same period of 2017. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity.

Financing Cash Flows. Net cash used in consolidated financing activities decreased $32 million in the first three months of 2018 as compared to the same period of 2017. The decrease was primarily due to the issuance of $300 million in senior notes in March 2018, offset by the repayment of credit facility and commercial paper program borrowings in the current three-month period. The Company also issued approximately $9 million during the first three months of 2018 in stock under its Equity Shelf Program. See also Note 6 – Common Stock, and the discussion below. Dividends paid increased in the first three months of 2018 as compared to the same period of 2017 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The Company issued approximately 77,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management Incentive Plan. Also during the quarter ended March 31, 2018, the Company issued 33,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $2 million.

Southwest Gas Corporation:

Operating Cash Flows. Cash flows provided by operating activities increased $17 million in the first three months of 2018 as compared to the same period of 2017. The increase in operating cash flows was primarily attributable to the change in deferred purchased gas costs as discussed above. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in investing activities increased $29 million in the first three months of 2018 as compared to the same period of 2017. The change was primarily due to additional construction expenditures, as indicated above.

Financing Cash Flows. Net cash provided by financing activities increased $8 million in the first three months of 2018 as compared to the same period of 2017. The increase was primarily due to the issuance of $300 million in senior notes in March 2018. Primarily offsetting the issuance of senior notes was the repayment of credit facility and commercial paper program borrowings then outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own external financing sources.

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended March 31, 2018, construction expenditures for the natural gas operations segment were $591 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $326 million during this time and provided approximately 48% of construction expenditures and dividend requirements.

Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2020 will be approximately $2 billion. Of this amount, approximately $670 million is expected to be incurred in 2018. Southwest plans to continue to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). This includes the recent

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

approval to complete accelerated replacement projects in Nevada of $66 million in 2018. It also incorporates programs included in the recently approved Arizona general rate case settlement (the continuation of the COYL program and implementation of a vintage steel pipe replacement program). Southwest may expand existing, or initiate new, programs. If efforts continue to be successful, significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% to 60% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from Southwest Gas Holdings, and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes currently embedded in customer rates and amounts implemented under tax reform of 2017, as well as, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. See additional discussion in the Notes to financial statements (specifically, Note 6 – Common Stock).

In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. The proceeds were used to repay amounts then outstanding under the revolving portion of its credit facility and under the commercial paper program.

In March 2017, the Company filed with the Securities Exchange Commission (“SEC”) an automatic shelf registration statement for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). Sales of the shares will continue to be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the three months ended March 31, 2018, 137,300 shares were issued in at-the-market offerings at an average price of $67.00 per share with gross proceeds of $9.2 million, agent commissions of $92,000, and net proceeds of $9.1 million. See Note 6 – Common Stock for more information. See also discussion above regarding the Company’s issuances under the DRSPP.

Bonus Depreciation

In 2017, with the enactment of the Tax Cuts and Jobs Act, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes public utility property. The Company estimates bonus depreciation will defer the payment of approximately $14 million (none of which relates to utility operations) of federal income taxes for 2018.

Dividend Policy

Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (“Board”). In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2018, the Board elected to increase the quarterly dividend from $0.495 to $0.52 per share, representing a 5% increase, effective with the June 2018 payment.

Liquidity

Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several general factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: variability of natural gas prices, changes

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2018, the combined balance in the PGA accounts totaled an under-collection of $18.4 million. See PGA Filings for more information.

Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At March 31, 2018, $22.5 million was outstanding on this facility.

Southwest Gas Corporation has a credit facility, with borrowing capacity of $400 million, that expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first three months of 2018 was $150 million. At March 31, 2018, $19 million was outstanding on the long-term and no borrowings were outstanding on the short-term portion of this credit facility. Commercial paper borrowings are discussed below. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2018, $20 million was outstanding under this program.

Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $450 million. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion, has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017. No further borrowing is permitted under the term loan facility. The $450 million credit and term loan facility expires in November 2022. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2018 totaled $592 million. The maximum amount outstanding on the credit facility during the first three months of 2018 was $274 million. At March 31, 2018, $79 million was outstanding on the secured revolving credit facility. Also at March 31, 2018, there was approximately $154 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2018	2017
Ratio of earnings to fixed charges	3.39	3.54

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (that approximates the interest component of such expense), and net amortized debt costs.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

The following table sets forth the ratios of earnings to fixed charges for Southwest. Due to the seasonal nature of Southwest’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	March 31,	December 31,
	2018	2017
Ratio of earnings to fixed charges	3.91	4.01

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (that approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, the impacts of the Tax Cuts and Jobs Act legislation including disposition as to both timing and amounts in regulatory proceedings, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona and the cost of the Paiute 2018 expansion project in northern Nevada and northern California, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2018 or future period revenues from regulatory rate proceedings including amounts resulting from the settled Arizona general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue common stock under the Equity Shelf Program, the intent and ability to issue various financing instruments and stock under the December 2017 shelf registration statement, future dividend increases and the Board’s current target dividend payout ratio, pension and post-retirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the timing and amount of rate relief, the timing, amount, and methods determined by regulators to refund amounts to customers resulting from tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri’s projections about the acquired business’ earnings (including accretion within the first twelve months) and future acquisition-related costs, Centuri construction expenses, differences between actual and originally expected outcomes

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2017 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.

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

Based on the most recent evaluation, as of March 31, 2018, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2018 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Based on the most recent evaluation, as of March 31, 2018, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in Southwest’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2018 that have materially affected, or are likely to materially affect Southwest’s internal controls over financial reporting.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

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

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-

Indenture, dated as of March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 12, 2018. File No. 1-07850.

Exhibit 4.02	-

First Supplemental Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 12, 2018. File No. 1-07850.

Exhibit 4.03	-	Form of 3.7% Senior Note due 2028. Incorporated herein by reference to Exhibit 4.3 to Form 8-K dated March 12, 2018. File No. 1-07850.

Exhibit 10.01	-	Form of Centuri Construction Group, Inc. Short-term Incentive Program.

Exhibit 10.02	-	Form of Centuri Construction Group, Inc. Executive Long-Term Incentive Plan.

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Holdings, Inc.

Exhibit 12.02	-	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Corporation

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation.

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)

Date: May 8, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: May 8, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer