Form 10-Q
period 2018-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2018-08-08
CIK 1692115, 92416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 49,133,829 shares as of July 31, 2018.

All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.

SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income, and statements of cash flows) for Southwest Gas Holdings, Inc. and Southwest Gas Corporation, in that order. The Notes to Consolidated Financial Statements are presented on a combined basis for both entities. All Items other than Part I – Item 1 are combined for the reporting companies.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except par value)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS
Utility plant:
Gas plant	$6,810,737	$6,629,644
Less: accumulated depreciation	(2,260,793)	(2,231,242)
Construction work in progress	167,114	125,248

Net utility plant	4,717,058	4,523,650

Other property and investments	462,236	428,180

Current assets:
Cash and cash equivalents	34,730	43,622
Accounts receivable, net of allowances	357,881	347,375
Accrued utility revenue	34,200	78,200
Income taxes receivable, net	18,256	7,960
Deferred purchased gas costs	—	14,581
Prepaids and other current assets	250,992	165,294

Total current assets	696,059	657,032

Noncurrent assets:
Goodwill	174,233	179,314
Deferred income taxes	1,252	1,480
Deferred charges and other assets	425,555	447,410

Total noncurrent assets	601,040	628,204

Total assets	$6,476,393	$6,237,066

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 49,126,254 and 48,090,470 shares)	$50,756	$49,720
Additional paid-in capital	1,021,508	955,332
Accumulated other comprehensive income (loss), net	(55,520)	(47,682)
Retained earnings	916,275	857,398

Total Southwest Gas Holdings, Inc. equity	1,933,019	1,814,768
Noncontrolling interest	(452)	(2,365)

Total equity	1,932,567	1,812,403
Long-term debt, less current maturities	2,037,743	1,798,576

Total capitalization	3,970,310	3,610,979

Current liabilities:
Current maturities of long-term debt	31,928	25,346
Short-term debt	22,500	214,500
Accounts payable	188,156	228,315
Customer deposits	69,247	69,781
Income taxes payable	—	5,946
Accrued general taxes	42,826	43,879
Accrued interest	20,512	17,870
Deferred purchased gas costs	26,365	6,841
Other current liabilities	262,113	203,403

Total current liabilities	663,647	815,881

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	510,536	476,960
Accumulated removal costs	319,000	315,000
Other deferred credits and other long-term liabilities	1,012,900	1,018,246

Total deferred income taxes and other credits	1,842,436	1,810,206

Total capitalization and liabilities	$6,476,393	$6,237,066

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2018	2017	2018	2017	2018	2017
Operating revenues:
Gas operating revenues	$275,679	$260,162	$769,992	$722,764	$1,349,536	$1,263,428
Construction revenues	395,204	300,307	655,221	492,442	1,409,263	1,133,272

Total operating revenues	670,883	560,469	1,425,213	1,215,206	2,758,799	2,396,700

Operating expenses:
Net cost of gas sold	83,466	69,421	269,198	216,300	407,943	328,405
Operations and maintenance	105,435	98,203	207,786	202,498	398,051	394,802
Depreciation and amortization	61,307	58,082	123,785	130,560	244,176	271,773
Taxes other than income taxes	14,666	14,497	29,923	29,279	58,590	54,655
Construction expenses	352,671	272,001	611,623	463,957	1,296,629	1,031,072

Total operating expenses	617,545	512,204	1,242,315	1,042,594	2,405,389	2,080,707

Operating income	53,338	48,265	182,898	172,612	353,410	315,993

Other income and (expenses):
Net interest deductions	(23,652)	(18,655)	(46,283)	(37,369)	(86,978)	(75,087)
Other income (deductions)	(2,706)	(2,810)	(7,040)	(3,800)	(9,270)	(8,401)

Total other income and (expenses)	(26,358)	(21,465)	(53,323)	(41,169)	(96,248)	(83,488)

Income before income taxes	26,980	26,800	129,575	131,443	257,162	232,505
Income tax expense	5,429	8,679	29,730	44,317	50,501	76,778

Net income	21,551	18,121	99,845	87,126	206,661	155,727
Net income (loss) attributable to noncontrolling interest	—	257	(797)	(46)	(650)	903

Net income attributable to Southwest Gas Holdings, Inc.	$21,551	$17,864	$100,642	$87,172	$207,311	$154,824

Basic earnings per share	$0.44	$0.38	$2.07	$1.83	$4.29	$3.26

Diluted earnings per share	$0.44	$0.37	$2.07	$1.82	$4.28	$3.24

Dividends declared per share	$0.520	$0.495	$1.040	$0.990	$2.030	$1.890

Average number of common shares	48,826	47,571	48,622	47,550	48,338	47,516
Average shares (assuming dilution)	48,880	47,884	48,671	47,874	48,387	47,857

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2018	2017	2018	2017	2018	2017
Net income	$21,551	$18,121	$99,845	$87,126	$206,661	$155,727

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	508	414	922	828
Amortization of net actuarial loss	6,387	3,944	12,774	7,888	20,662	16,279
Regulatory adjustment	(5,744)	(3,556)	(11,490)	(7,112)	8,212	(2,982)

Net defined benefit pension plans	897	595	1,792	1,190	(2,905)	7

Forward-starting interest rate swaps:
Amounts reclassified into net income	636	518	1,271	1,036	2,308	2,073

Net forward-starting interest rate swaps	636	518	1,271	1,036	2,308	2,073

Foreign currency translation adjustments	(690)	629	(1,601)	849	(679)	158

Total other comprehensive income (loss), net of tax	843	1,742	1,462	3,075	(1,276)	2,238

Comprehensive income	22,394	19,863	101,307	90,201	205,385	157,965
Comprehensive income (loss) attributable to noncontrolling interests	—	279	(797)	(17)	(668)	908

Comprehensive income attributable to Southwest Gas Holdings, Inc.	$22,394	$19,584	$102,104	$90,218	$206,053	$157,057

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$99,845	$87,126	$206,661	$155,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,785	130,560	244,176	271,773
Deferred income taxes	33,318	47,836	48,871	70,652
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(12,704)	3,545	(57,196)	(19,266)
Accrued utility revenue	44,000	42,600	(600)	(1,100)
Deferred purchased gas costs	34,105	(73,196)	11,693	(111,627)
Accounts payable	(44,465)	(50,447)	25,943	4,606
Accrued taxes	(17,350)	(6,100)	(9,138)	32,361
Other current assets and liabilities	(16,806)	20,390	(45,399)	(14,803)
Gains on sale	(250)	(1,427)	(3,019)	(5,833)
Changes in undistributed stock compensation	3,300	7,731	6,457	9,673
AFUDC	(586)	(1,109)	(1,773)	(2,116)
Changes in other assets and deferred charges	(5,122)	(11,521)	(15,870)	5,216
Changes in other liabilities and deferred credits	5,952	2,204	7,979	(13,741)

Net cash provided by operating activities	247,022	198,192	418,785	381,522

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(339,011)	(262,234)	(700,426)	(526,893)
Acquisition of businesses, net of cash acquired	(4,209)	—	(98,413)	—
Changes in customer advances	8,158	(1,430)	9,911	4,318
Miscellaneous inflows	2,564	6,905	12,304	15,818

Net cash used in investing activities	(332,498)	(256,759)	(776,624)	(506,757)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	69,139	(96)	110,390	(111)
Dividends paid	(48,985)	(44,949)	(96,166)	(87,683)
Centuri distribution to redeemable noncontrolling interest	—	(204)	—	(544)
Issuance of long-term debt, net	455,398	80,579	781,882	408,397
Retirement of long-term debt	(100,776)	(60,041)	(379,704)	(262,348)
Change in credit facility and commercial paper	(102,000)	87,000	(44,000)	89,500
Change in short-term debt	(192,000)	2,500	20,000	2,500
Principal payments on capital lease obligations	(316)	(573)	(723)	(1,092)
Redemption of Centuri shares from noncontrolling parties	—	—	(23,000)	—
Withholding remittance - share-based compensation	(2,854)	(3,120)	(2,910)	(3,271)
Other	(898)	(1,036)	(2,936)	(2,481)

Net cash provided by financing activities	76,708	60,060	362,833	142,867

Effects of currency translation on cash and cash equivalents	(124)	143	34	(56)

Change in cash and cash equivalents	(8,892)	1,636	5,028	17,576
Cash and cash equivalents at beginning of period	43,622	28,066	29,702	12,126

Cash and cash equivalents at end of period	$34,730	$29,702	$34,730	$29,702

Supplemental information:
Interest paid, net of amounts capitalized	$40,082	$35,182	$76,843	$69,398

Income taxes paid (received)	$16,507	$3,043	$19,137	$(20,726)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS
Utility plant:
Gas plant	$6,810,737	$6,629,644
Less: accumulated depreciation	(2,260,793)	(2,231,242)
Construction work in progress	167,114	125,248

Net utility plant	4,717,058	4,523,650

Other property and investments	120,476	119,114

Current assets:
Cash and cash equivalents	20,900	37,946
Accounts receivable, net of allowances	83,645	119,748
Accrued utility revenue	34,200	78,200
Income taxes receivable, net	6,752	—
Deferred purchased gas costs	—	14,581
Prepaids and other current assets	233,441	153,771

Total current assets	378,938	404,246

Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	410,553	425,564

Total noncurrent assets	420,648	435,659

Total assets	$5,637,120	$5,482,669

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,006,065	948,767
Accumulated other comprehensive income (loss), net	(53,310)	(47,073)
Retained earnings	717,126	659,193

Total Southwest Gas Corporation equity	1,718,993	1,609,999
Long-term debt, less current maturities	1,716,307	1,521,031

Total capitalization	3,435,300	3,131,030

Current liabilities:
Short-term debt	—	191,000
Accounts payable	102,579	158,474
Customer deposits	69,247	69,781
Income taxes payable, net	—	4,971
Accrued general taxes	42,826	43,879
Accrued interest	20,441	17,171
Deferred purchased gas costs	26,365	6,841
Payable to parent	285	194
Other current liabilities	162,207	108,785

Total current liabilities	423,950	601,096

Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	473,581	445,243
Accumulated removal costs	319,000	315,000
Other deferred credits and other long-term liabilities	985,289	990,300

Total deferred income taxes and other credits	1,777,870	1,750,543

Total capitalization and liabilities	$5,637,120	$5,482,669

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2018	2017	2018	2017	2018	2017
Continuing operations:
Gas operating revenues	$275,679	$260,162	$769,992	$722,764	$1,349,536	$1,263,428

Operating expenses:
Net cost of gas sold	83,466	69,421	269,198	216,300	407,943	328,405
Operations and maintenance	105,208	97,644	207,398	201,468	397,251	393,772
Depreciation and amortization	47,664	46,254	97,625	107,449	192,098	222,935
Taxes other than income taxes	14,666	14,497	29,923	29,279	58,590	54,655

Total operating expenses	251,004	227,816	604,144	554,496	1,055,882	999,767

Operating income	24,675	32,346	165,848	168,268	293,654	263,661

Other income and (expenses):
Net interest deductions	(20,149)	(16,991)	(39,404)	(34,201)	(74,936)	(68,407)
Other income (deductions)	(2,094)	(2,805)	(6,697)	(4,049)	(9,036)	(9,843)

Total other income and (expenses)	(22,243)	(19,796)	(46,101)	(38,250)	(83,972)	(78,250)

Income from continuing operations before income taxes	2,432	12,550	119,747	130,018	209,682	185,411
Income tax expense (benefit)	(190)	3,028	26,776	43,558	46,353	59,469

Income from continuing operations	2,622	9,522	92,971	86,460	163,329	125,942

Discontinued operations - construction services:
Income before income taxes	—	—	—	—	—	45,669
Income tax expense	—	—	—	—	—	16,550

Income	—	—	—	—	—	29,119
Noncontrolling interests	—	—	—	—	—	949

Income - discontinued operations	—	—	—	—	—	28,170

Net income	$2,622	$9,522	$92,971	$86,460	$163,329	$154,112

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Thousands of dollars)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,		JUNE 30,
	2018	2017	2018	2017	2018	2017
Continuing operations:
Net income from continuing operations	$2,622	$9,522	$92,971	$86,460	$163,329	$125,942

Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	508	414	922	828
Amortization of net actuarial loss	6,387	3,944	12,774	7,888	20,662	16,279
Regulatory adjustment	(5,744)	(3,556)	(11,490)	(7,112)	8,212	(2,982)

Net defined benefit pension plans	897	595	1,792	1,190	(2,905)	7

Forward-starting interest rate swaps:
Amounts reclassified into net income	636	518	1,271	1,036	2,308	2,073

Net forward-starting interest rate swaps	636	518	1,271	1,036	2,308	2,073

Total other comprehensive income (loss), net of tax from continuing operations	1,533	1,113	3,063	2,226	(597)	2,080

Comprehensive income from continuing operations	4,155	10,635	96,034	88,686	162,732	128,022

Discontinued operations - construction services:
Net income	—	—	—	—	—	28,170
Foreign currency translation adjustments	—	—	—	—	—	(691)

Comprehensive income	—	—	—	—	—	27,479
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(24)

Comprehensive income attributable to discontinued operations - construction services	—	—	—	—	—	27,503

Comprehensive income	$4,155	$10,635	$96,034	$88,686	$162,732	$155,525

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

(Unaudited)

	SIX MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$92,971	$86,460	$163,329	$155,061
Income from discontinued operations	—	—	—	29,119

Income from continuing operations	92,971	86,460	163,329	125,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,625	107,449	192,098	222,935
Deferred income taxes	27,371	46,874	47,666	74,241
Changes in current assets and liabilities:
Accounts receivable, net of allowances	36,104	37,484	(9,282)	(973)
Accrued utility revenue	44,000	42,600	(600)	(1,100)
Deferred purchased gas costs	34,105	(73,196)	11,693	(111,627)
Accounts payable	(52,095)	(55,707)	8,157	3,157
Accrued taxes	(12,776)	(2,823)	430	23,024
Other current assets and liabilities	(24,366)	24,265	(62,357)	(14,022)
Changes in undistributed stock compensation	3,220	6,931	5,577	8,873
AFUDC	(586)	(1,109)	(1,773)	(2,116)
Changes in other assets and deferred charges	(5,490)	(11,801)	(16,607)	4,761
Changes in other liabilities and deferred credits	5,477	1,695	7,323	(14,250)

Net cash provided by operating activities	245,560	209,122	345,654	318,845

CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(285,999)	(224,085)	(622,362)	(466,780)
Changes in customer advances	8,158	(1,430)	9,911	4,318
Miscellaneous inflows	778	1,354	2,165	2,546
Dividends received	—	—	—	9,660

Net cash used in investing activities	(277,063)	(224,161)	(610,286)	(450,256)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	—	—	(15)
Contributions from parent	56,596	—	97,955	—
Dividends paid	(43,000)	(39,896)	(84,601)	(82,630)
Issuance of long-term debt, net	297,495	—	297,495	296,469
Retirement of long-term debt	—	(25,000)	—	(149,855)
Change in credit facility and commercial paper	(102,000)	87,000	(44,000)	89,500
Change in short-term debt	(191,000)	—	—	—
Withholding remittance - share-based compensation	(2,855)	(3,120)	(2,911)	(3,271)
Other	(779)	(525)	(850)	(1,970)

Net cash provided by financing activities	14,457	18,459	263,088	148,228

Net cash provided by discontinued operating activities	—	—	—	73,607
Net cash used in discontinued investing activities	—	—	—	(23,903)
Net cash used in discontinued financing activities	—	—	—	(46,962)
Effects of currency translation on cash and cash equivalents	—	—	—	(199)

Change in cash and cash equivalents	(17,046)	3,420	(1,544)	19,360
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	—	—	(2,543)

Change in cash and cash equivalents of continuing operations	(17,046)	3,420	(1,544)	16,817
Cash and cash equivalents at beginning of period	37,946	19,024	22,444	5,627

Cash and cash equivalents at end of period	$20,900	$22,444	$20,900	$22,444

Supplemental information:
Interest paid, net of amounts capitalized	$33,452	$32,205	$66,037	$63,221

Income taxes paid (received)	$10,886	$19	$3,013	$(32,885)

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy, and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Canyon Pipeline Construction, Inc. (“Canyon”), NPL Canada Ltd. (“NPL Canada”), W.S. Nicholls Construction, Inc. (“W.S. Nicholls”), and Canyon Special Projects, Inc. (“Special Projects,” formerly Brigadier Pipelines Inc.). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months. Centuri acquired New England Utility Constructors, Inc. (“Neuco”) in November 2017, thereby expanding its core services in the Northeast region of the United States. See Note 11 – Acquisition of Construction Services Business for more information.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

update is considered a change in accounting principle. The update addresses issues resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (“TCJA”). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the TCJA related to the fact that when deferred tax balances were remeasured in December 2017, those deferred tax balances were to be reduced, but related amounts historically accumulated in Accumulated other comprehensive income (“AOCI”) prior to the enactment of the TCJA, were required to be recognized as income tax expense rather than being relieved from AOCI. The amendments in this update allow a reclassification from AOCI to retained earnings for those otherwise “stranded” tax effects in AOCI following enactment of the TCJA. Accordingly, approximately $9.3 million of previously stranded tax effects resulting from the TCJA were reclassified to retained earnings from AOCI on the Condensed Consolidated Balance Sheets of Southwest and the Company effective with the early adoption date. Also in association with the adoption, the Company and Southwest elected an accounting policy for releasing income tax effects from AOCI, such that the release of any income tax effects from AOCI will occur as individual items in AOCI are sold or liquidated, to the extent that the related income tax effects are material. See Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for more information.

Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $55 million at June 30, 2018 and $33 million at December 31, 2017 (carried at weighted average cost), as well as $69 million at June 30, 2018 and $40 million at December 31, 2017 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program). In May 2018, El Paso Natural Gas, L.L.C. (“EPNG”), was ordered to refund approximately $49 million to Southwest related to transmission services with EPNG. The refund (which was received by Southwest in July 2018) relates to rates authorized by the Federal Energy Regulatory Commission (“FERC”) to be in effect subject to refund provisions from EPNG’s 2010 rate case. Southwest will dispense the funds received through rate adjustments associated with its purchased gas adjustment (“PGA”) mechanisms. As the refund was outstanding at June 30, 2018, it did not impact cash flows; however, it is reflected in Prepaids and other current assets and a corresponding amount is reflected in a regulatory liability included within Other current liabilities in the balance sheets of both Southwest and the Company as of that date.

Income Taxes. On December 22, 2017, the TCJA legislation was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes extensive changes which significantly impact the taxation of business entities, including specific provisions related to regulated public utilities. The more significant change that impacts the Company includes the reduction in the corporate federal income tax rate from 35% to 21%. The tax rate reduction created excess deferred taxes, resulting in the required remeasurement of deferred tax balances, which when remeasured during the fourth quarter of 2017, reduced income tax expense. The regulated operations of Southwest experienced other impacts due to its rate-regulation and the accounting treatment prescribed by U.S. GAAP to reflect the economics of that regulation. The remeasurement for Southwest reduced the net deferred income tax liability and caused the creation of a regulatory liability with appropriate tax gross-up. Both deferred tax liabilities and excess deferred tax liabilities (included within regulatory liabilities) reduce utility rate base. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers, and ultimate facilitation will occur in conjunction with appropriate regulatory commissions. During the six months ended June 30, 2018, tax expense for the Company and Southwest reflects the lower U.S. federal income tax rate now in effect (as applicable to earnings in 2018). Amounts recorded by the Company and Southwest associated with the measurement and accounting for the effects of the TCJA are provisional reasonable estimates. Management is continuing to evaluate and finalize all provisional items during the measurement period permitted by the SEC and the FASB, which is not to exceed one year from the enactment date.

In the first quarter of 2018, management recorded a regulatory liability and reduced utility revenues by approximately $14 million for potential regulatory rate reductions to customers resulting from the reduced cost-of-service levels during the period. Based on regulatory activity in the second quarter of 2018, management has updated its estimated reserve to approximately $12.5 million.

In July 2018, the Arizona Corporation Commission (“ACC”) staff issued a recommended opinion and order that would require Southwest to return to customers amounts related to excess cost-of-service rates as a result of customer rates having been authorized prior to the reduction in federal tax expense from tax reform. Also in July, the ACC issued a decision (the “Decision”) based on the staff recommendation. The Decision provides for bill credits for excess amounts experienced through July 2018. Additionally, starting in August 2018, surcredits applied to volumes would be implemented in consideration of lower tax rates impacting tax expense on an ongoing basis. Based on these recent

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

actions of the ACC, the $12.5 million reserve is reflected in Other current liabilities. During the first quarter of 2018, related amounts were included in Other deferred credits and other long-term liabilities pending resolution of regulatory outcome and timing.

Other current liabilities. Other current liabilities for both Southwest and the Company include the $49 million regulatory liability associated with the EPNG refund (noted previously) and the $12.5 million reserve associated with tax reform noted above. This caption on Southwest’s Condensed Consolidated Balance Sheets also includes $22 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. at June 30, 2018.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs, used to measure fair value, by their reliability. However, cash and cash equivalents for Southwest and the Company also includes money market fund investments totaling approximately $1.9 million and $13.2 million, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

Significant non-cash investing and financing activities included the following: Upon contract expiration, customer advances of approximately $512,000 and $1.6 million, during the first six months of 2018 and 2017, respectively, were applied as contributions toward utility construction activity and represent non-cash investing activity.

Goodwill. Goodwill is assessed as of October 1st each year for impairment, or otherwise, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. In consideration of the holding company reorganization, management of the Company considered its reporting units and segments and determined that historic judgments regarding its segments and reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first six months of 2018.

Goodwill:

(Thousands of dollars)	Natural Gas Operations	Construction Services	Consolidated
December 31, 2017	$10,095	$169,219	$179,314
Additional goodwill from Neuco acquisition	—	182	182
Foreign currency translation adjustment	—	(5,263)	(5,263)

June 30, 2018	$10,095	$164,138	$174,233

Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 4 - Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2018	December 31, 2017
Centuri accounts receivable for services provided to Southwest	$13,899	$12,987

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	June 30, 2018	December 31, 2017
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$118,733	$117,341
Other property	1,743	1,773

Total Southwest Gas Corporation	120,476	119,114
Centuri property, equipment, and intangibles	606,750	554,730
Centuri accumulated depreciation/amortization	(278,209)	(258,906)
Other property	13,219	13,242

Total Southwest Gas Holdings, Inc.	$462,236	$428,180

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$2,000	$1,900	$1,300	$4,700	$6,900	$9,000
Interest income	1,377	614	2,795	1,178	4,401	2,269
Equity AFUDC	357	633	586	1,109	1,773	2,116
Other components of net periodic benefit cost	(5,264)	(4,857)	(10,529)	(9,712)	(20,241)	(19,591)
Miscellaneous income and (expense)	(564)	(1,095)	(849)	(1,324)	(1,869)	(3,637)

Southwest Gas Corporation - total other income (deductions)	(2,094)	(2,805)	(6,697)	(4,049)	(9,036)	(9,843)

Construction services segment:
Interest income	1	1	2	1	4	1
Foreign transaction gain (loss)	202	(197)	349	(198)	(207)	(201)
Miscellaneous income and (expense)	(835)	190	(720)	445	(69)	1,641

Centuri - total other income (deductions)	(632)	(6)	(369)	248	(272)	1,441

Corporate and administrative	20	1	26	1	38	1

Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(2,706)	$(2,810)	$(7,040)	$(3,800)	$(9,270)	$(8,401)

Included in the table above is the change in cash surrender values of company-owned life insurance (“COLI”) policies (including net death benefits recognized). These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Refer also to Note 2 – Components of Net Periodic Benefit Cost.

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.” Though companies have historically been required to make disclosures regarding leases and of associated contractual obligations, leases with terms longer than a year will no longer exist off-balance sheet. Lessees (for capital

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early application is permitted. Management currently plans to adopt the update at the required adoption date, which is for interim and annual reporting periods commencing January 1, 2019. Existing leases have been historically documented under traditional leasing arrangements by both segments. Management is in the process of evaluating other types of arrangements that have the potential to meet the definition of a lease under the new standard. The FASB recently issued guidance that will allow the election of a practical expedient to not apply the new standard to existing easement contracts that were not previously assessed as leases under historic guidance. However, the Company and Southwest would still be required to evaluate any new easements entered into after the effective date of the standard to determine if the arrangements should be accounted for as leases. In July 2018, the FASB issued narrow-scope improvements to the standard, which include, among other things, guidance on lease classification reassessments, that reference index changes, and on their own, do not constitute resolution of a contingency requiring remeasurement of lease payments, and clarification that lessor-controlled options to terminate a lease are considered in the lease term. Management is currently in the process of implementing a new software system to comply with Topic 842 including amendments thereto, and continues to evaluate the guidance in light of its customary leasing arrangements (and other arrangements in association with the new guidance) to determine the effect the new standard, and its amendments, will have on its financial position, results of operations, cash flows, and business processes.

In June 2016, the FASB issued the update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP; however, the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Note 2 – Components of Net Periodic Benefit Cost

As of January 1, 2018, the Company and Southwest adopted “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and be appropriately described. The update also allows only the service cost component (and not the other components of periodic benefit costs) to be eligible for capitalization when applicable, making no exception for specialized industries, including rate-regulated industries. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized as part of assets prior to the date of adoption were not adjusted through a cumulative effect adjustment. The guidance allows a practical expedient for the retrospective application that permits use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application. This is in lieu of determining how much of the various components of net benefit cost were actually reflected in the income statement each period as a result of capitalization of certain costs into assets and their subsequent amortization. The Company and Southwest have elected to utilize the practical expedient. Therefore, upon adoption, amounts presented in the Condensed Consolidated Statements of Income for operations and maintenance for the three-, six-, and twelve-month periods ended June 30, 2017 were reclassified. The Operations and maintenance line item of the Southwest Gas Holdings, Inc. Condensed Consolidated Statements of Income was revised from $103.1 million to $98.2 million for the three months ended June 30, 2017, from $212.2 million to $202.5 million for the six months ended June 30, 2017, and from $414.4 million to $394.8 million for the twelve months ended June 30, 2017. The Operations and maintenance line item of the Southwest Gas Corporation Condensed Consolidated Statements of Income was revised from $102.5 million to $97.6 million for the three months ended June 30, 2017, from $211.2 million to $201.5 million for the six months ended June 30, 2017, and from $413.4 million to $393.8 million for the twelve months ended June 30, 2017. The Other income (deductions) line item of the Southwest Gas Holdings, Inc. Condensed Consolidated Statements of Income was revised from $2.1 million to ($2.8) million for the three months ended June 30, 2017, from $5.9 million to ($3.8) million for the six months ended June 30, 2017, and from $11.2 million to ($8.4) million for the twelve months ended June 30, 2017. The Other income (deductions) line item of the Southwest Gas Corporation Condensed Consolidated Statements of Income was revised from $2.1 million to ($2.8) million for the three months ended June 30, 2017, from $5.7 million to ($4.0) million for the six months ended June 30, 2017, and from $9.8 million to ($9.8) million for the twelve months ended June 30, 2017. Net income overall was not impacted by this reclassification for either the Company or Southwest.

Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.

During the first quarter of 2018, qualifying term-vested participants were offered a lump-sum present value payout of their pensions. The offer was primarily intended to reduce insurance and ongoing maintenance costs associated with qualifying participant balances. About one-quarter of the approximate 385 eligible participants accepted the offer, resulting in an approximate $6.8 million payment from pension assets in July 2018. The lump sum payout will have no impact on net periodic benefit cost or pension funding requirements during 2018.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$7,139	$5,848	$14,278	$11,696	$25,974	$23,112
Interest cost	11,044	11,521	22,087	23,041	45,129	46,055
Expected return on plan assets	(14,688)	(13,799)	(29,377)	(27,598)	(56,975)	(55,877)
Amortization of net actuarial loss	8,028	6,001	16,057	12,002	28,059	24,635

Net periodic benefit cost	$11,523	$9,571	$23,045	$19,141	$42,187	$37,925

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$61	$77	$122	$155	$276	$321
Interest cost	414	471	829	942	1,770	1,871
Amortization of net actuarial loss	376	360	751	720	1,472	1,411

Net periodic benefit cost	$851	$908	$1,702	$1,817	$3,518	$3,603

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$369	$367	$737	$734	$1,471	$1,484
Interest cost	687	808	1,374	1,616	2,990	3,205
Expected return on plan assets	(930)	(839)	(1,860)	(1,679)	(3,539)	(3,253)
Amortization of prior service costs	334	334	668	668	1,335	1,335
Amortization of net actuarial loss	—	—	—	—	—	209

Net periodic benefit cost	$460	$670	$919	$1,339	$2,257	$2,980

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Note 3 – Revenue

Effective January 2018, the Company and Southwest adopted the FASB Accounting Standards Codification update, Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective transition method. Under the modified retrospective approach, the information for periods prior to the adoption date has not been restated and continues to be reported under the accounting standards in effect for those periods. As permitted under the standard, the Company and Southwest have elected to apply the guidance retrospectively only to those contracts that were not completed at January 1, 2018. Management assessed the effects the new guidance has on the Company’s (and Southwest’s, in the case of utility operations) financial position, results of operations, and cash flows. Based on these assessments, the adoption of Topic 606 had no material impact on any of the financial statements of Southwest or the Company.

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

Southwest generally has two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to many types of customers (primarily residential) under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of state commissions and the FERC. Southwest provides both the commodity and the related distribution service to nearly all of its approximate 2 million customers, and only several hundred customers (who are eligible to secure their own gas) subscribe to transportation-only service. Also, only a few hundred customers have contracts with stated periods. Southwest recognizes revenue when it satisfies its performance requirement by transferring volumes of gas to the customer. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of performance obligations of Southwest. The amount billable via regulated rates (both volumetric and fixed monthly rates as part of rate design) corresponds to the value to the customer, and management believes that the amount billable under the “invoice practical expedient” (amount Southwest has the right to invoice) is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are restricted from being billed due only to the passage of time and therefore are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date, and customers can generally terminate service at will.

Transportation-only service is also governed by tariff rate provisions. Transportation-only service is generally only available to very large customers under requirements of Southwest’s various tariffs. With this service, customers secure their own gas supply and Southwest provides transportation services to move the customer-supplied gas to the intended location. Southwest concluded that transportation/transmission service is suitable to an “over time” model. Rate structures under Southwest’s regulation for transportation customers include a combination of volumetric charges and monthly “fixed” charges (including charges commonly referred to as capacity charges, demand charges, or reservation charges) as part of the rate design of regulated jurisdictions. These types of fixed charges represent a separate performance obligation associated with standing ready over the period of the month to deliver quantities of gas, regardless of whether the customer takes delivery of any quantity of gas. The performance obligations under these circumstances are satisfied over the course of the month under an output measure of progress based on time, which correlates to the period for which the charges are eligible to be invoiced.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
(Thousands of dollars)	2018	2017	2018	2017	2018	2017
Residential	$166,702	$158,442	$511,313	$501,179	$867,338	$850,344
Small commercial	55,653	51,018	143,596	132,143	254,966	235,684
Large commercial	13,134	12,781	28,574	26,376	54,577	49,561
Industrial/other	5,491	5,043	12,001	10,494	23,533	20,157
Transportation	20,719	20,958	44,773	43,690	88,842	86,457

Revenue from contracts with customers	261,699	248,242	740,257	713,882	1,289,256	1,242,203
Alternative revenue program revenues (deferrals)	10,393	10,135	37,602	5,903	67,046	17,280
Other revenues (a)	3,587	1,785	(7,867)	2,979	(6,766)	3,945

Total Gas operating revenues	$275,679	$260,162	$769,992	$722,764	$1,349,536	$1,263,428

(a)

Includes various other revenues, including $1.6 million during the three months, and an offset of $12.5 million in both the six months and twelve months ending June 30, 2018 related to tax reform savings adjustments. Refer to Income Taxes in Note 1 – Nature of Operations and Basis of Presentation.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Centuri derives revenue from the installation, replacement, repair, and maintenance of energy distribution systems, and in developing industrial construction solutions. Centuri has operations in the U.S. and Canada. The majority of Centuri’s revenues are related to construction contracts for natural gas pipeline replacement and installation work for natural gas utilities. In addition, Centuri performs certain industrial construction activities for various customers and industries. Centuri has two types of agreements with its customers: master services agreements (“MSAs”) and bid contracts. Most of Centuri’s customers supply many of their own materials in order for Centuri to complete its work under the contracts.

An MSA identifies most of the terms describing each party’s rights and obligations that will govern future work authorizations. An MSA is often effective for multiple years. A work authorization is issued by the customer to describe the location, timing, and any additional information necessary to complete the work for the customer. The combination of the MSA and the work authorization determines when a contract exists and revenue recognition may begin. Each work authorization is generally a single performance obligation as Centuri is performing a significant integration service. Centuri has elected to use the portfolio method practical expedient at the customer level as the terms and conditions of the work performed under MSAs are similar in nature with each customer but vary significantly between customers.

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

Centuri’s MSA and bid contracts are characterized as either fixed-price contracts or unit-price contracts for revenue recognition purposes. The cost-to-cost input method is used to measure progress towards the satisfaction of a performance obligation for fixed-price contracts. Input methods result in the recognition of revenue based on the entity’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Also with regard to unit-price contracts, the output measurement will be the completion of each unit that is required under the contract.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

The following tables display Centuri’s revenue from contracts with customers disaggregated by service type and contract type:

(Thousands of dollars)	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Service Types:
Replacement gas construction	$256,070	$181,512	$413,421	$301,950	$899,537	$733,927
New gas construction	44,276	40,226	80,473	73,305	172,545	197,100
Other construction	94,858	78,569	161,327	117,187	337,181	202,245

Total Construction revenues	$395,204	$300,307	$655,221	$492,442	$1,409,263	$1,133,272

(Thousands of dollars)	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Contract Types:
Master services agreement	$290,075	$208,361	$484,539	$355,553	$1,014,517	$825,980
Bid contract	105,129	91,946	170,682	136,889	394,746	307,292
Total Construction revenues	$395,204	$300,307	$655,221	$492,442	$1,409,263	$1,133,272
Unit priced contracts	$345,390	$272,427	$579,675	$450,098	$1,249,602	$974,107
Fixed priced contracts	49,814	27,880	75,546	42,344	159,661	159,165

Total Construction revenues	$395,204	$300,307	$655,221	$492,442	$1,409,263	$1,133,272

The following table provides information about receivables, revenue earned on contracts in progress in excess of billings, which are included within accounts receivable, net of allowances, and amounts billed in excess of revenue earned on contracts, which is included in other current liabilities as of June 30, 2018 and December 31, 2017 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2018	December 31, 2017
Contracts receivable, net	$187,485	$221,859
Revenue earned on contracts in progress in excess of billings	86,750	5,768
Amounts billed in excess of revenue earned on contracts	8,592	9,602

The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. The revenue earned on contracts in progress in excess of billings are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned on contracts primarily relates to the advance consideration received from customers for which work has not yet been completed. The amount of revenue recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods under these contracts is $34.7 million for the three months ended June 30, 2018 and $88.7 million for the six months ended June 30, 2018.

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

Centuri has sixteen contracts that had an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2018 is $86 million. Centuri expects to recognize the remaining performance obligations over the next four years, however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Construction services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2018
Billed on completed contracts and contracts in progress	$185,911
Other receivables	1,660

Contracts receivable, gross	187,571
Allowance for doubtful accounts	(86)

Contracts receivable, net	$187,485

The balance of contracts receivable above is included in Accounts Receivable, net of allowances in the Southwest Gas Holdings, Inc. Condensed Consolidated Balance Sheet at June 30, 2018.

Management recognizes revenue on contracts in progress in excess of billings (a contract asset) within Accounts receivable, net of allowances in the Company’s Condensed Consolidated Balance Sheets, and amounts billed in excess of revenue earned (a contract liability) in Other current liabilities. However, the following shows the significant changes in these asset and liability balances associated with Centuri since January 1, 2018:

(Thousands of dollars)	June 30, 2018
	Revenue earned on contracts in progress in excess of billings	Amounts billed in excess of revenue earned on contracts
Revenue recognized that was included in the amounts billed in excess of revenue earned on contracts balance at the beginning of the period	$—	$(9,602)
Increases due to amounts billed to customers in excess of revenue earned during the period	—	8,592
Transferred to contracts receivable from revenue earned on contracts in progress in excess of billings recognized at the beginning of the period	(5,768)	—
Increases from the reclassification of contract assets due to the adoption of topic 606	51,744	—
Increases from contract assets, contingent on a future event occurring	35,006	—

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

	Natural Gas Operations	Construction Services	Other	Total
Three months ended June 30, 2018
Revenues from external customers	$275,679	$362,132	$—	$637,811
Intersegment revenues	—	33,072	—	33,072

Total	$275,679	$395,204	$—	$670,883

Segment net income (loss)	$2,622	$19,236	$(307)	$21,551

Three months ended June 30, 2017
Revenues from external customers	$260,162	$277,384	$—	$537,546
Intersegment revenues	—	22,923	—	22,923

Total	$260,162	$300,307	$—	$560,469

Segment net income (loss)	$9,522	$8,716	$(374)	$17,864

	Natural Gas Operations	Construction Services	Other	Total
Six months ended June 30, 2018
Revenues from external customers	$769,992	$594,991	$—	$1,364,983
Intersegment revenues	—	60,230	—	60,230

Total	$769,992	$655,221	$—	$1,425,213

Segment net income (loss)	$92,971	$8,235	$(564)	$100,642

Six months ended June 30, 2017
Revenues from external customers	$722,764	$448,223	$—	$1,170,987
Intersegment revenues	—	44,219	—	44,219

Total	$722,764	$492,442	$—	$1,215,206

Segment net income (loss)	$86,460	$1,382	$(670)	$87,172

	Natural Gas Operations	Construction Services	Other	Total
Twelve months ended June 30, 2018
Revenues from external customers	$1,349,536	$1,296,093	$—	$2,645,629
Intersegment revenues	—	113,170	—	113,170

Total	$1,349,536	$1,409,263	$—	$2,758,799

Segment net income (loss)	$163,329	$45,213	$(1,231)	$207,311

Twelve months ended June 30, 2017
Revenues from external customers	$1,263,428	$1,038,876	$—	$2,302,304
Intersegment revenues	—	94,396	—	94,396

Total	$1,263,428	$1,133,272	$—	$2,396,700

Segment net income (loss)	$125,942	$29,552	$(670)	$154,824

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts have no significant market value. The Swaps are recorded at fair value.

The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from July 2018 through October 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2018	December 31, 2017
Contract notional amounts	13,035	10,929

Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three-, six-, and twelve-month periods ended June 30, 2018 and 2017 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:

Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)
		Three Months Ended				Six Months Ended				Twelve Months Ended
	Location of Gain or (Loss) Recognized in Income on Derivative	June 30				June 30				June 30
Instrument		2018		2017		2018		2017		2018		2017
Swaps	Net cost of gas sold	$870		$(1,168)		$(4,326)		$(6,305)		$(9,593)		$(5,624)
Swaps	Net cost of gas sold	(870	)*	1,168	*	4,326	*	6,305	*	9,593	*	5,624	*

Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):

Fair values of derivatives not designated as hedging instruments:

June 30, 2018 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$654	$(5,901)	$(5,247)
Swaps	Other deferred credits	83	(1,016)	(933)

Total		$737	$(6,917)	$(6,180)

December 31, 2017 Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total
Swaps	Other current liabilities	$11	$(4,468)	$(4,457)
Swaps	Other deferred credits	19	(1,342)	(1,323)

Total		$30	$(5,810)	$(5,780)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, unrealized gains and losses in fair value of the Swaps are recorded as a regulatory asset and/or liability. When the Swaps mature, any prior positions held are reversed and the settled position is recorded as an increase or decrease of purchased gas under the related PGA mechanism in determining its deferred PGA balances. Neither changes in fair value nor settled amounts of Swaps have a direct effect on earnings or other comprehensive income.

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Six Months Ended	Twelve Months Ended
(Thousands of dollars)	June 30, 2018	June 30, 2018	June 30, 2018
Paid to counterparties	$1,216	$3,931	$5,620

Received from counterparties	$6	$6	$6

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

June 30, 2018 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$5,247
Swaps	Deferred charges and other assets	933

December 31, 2017 Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,457
Swaps	Deferred charges and other assets	1,323

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at June 30, 2018 and December 31, 2017 using futures settlement prices, published by the CME Group, for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:

Level 2 - Significant other observable inputs

(Thousands of dollars)	June 30, 2018	December 31, 2017
Liabilities at fair value:
Other current liabilities - Swaps	$(5,247)	$(4,457)
Other deferred credits - Swaps	(933)	(1,323)

Net Assets (Liabilities)	$(6,180)	$(5,780)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.

With regard to the fair values of assets associated with pension and postretirement benefit plans, asset values were last updated as required as of December 2017. Refer to Note 11 – Pension and Other Post Retirement Benefits in the 2017 Annual Report to Shareholders on Form 10-K, which is incorporated by reference into the 2017 Form 10-K.

Note 6 – Common Stock

On March 29, 2017, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ending June 30, 2018, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 748,932 shares of the Company’s common stock in the open market at a weighted average price of $74.10 per share, resulting in proceeds to the Company of $54,940,503 net of $554,954 in agent commissions. During the six months ending June 30, 2018, the Company sold, through the continuous equity offering program with BNY Mellon Capital Markets, LLC as agent, an aggregate of 886,232 shares of the Company’s common stock in the open market at a weighted average price of $73.00 per share, resulting in proceeds to the Company of $64,048,167 net of $646,951 in agent commissions. During the twelve months ended June 30, 2018, the Company sold, through this continuous equity offering program with the same party acting as agent, an aggregate of 1,391,939 shares of the Company’s common stock in the open market at a weighted average price of $76.49 per share, resulting in proceeds to the Company of $105,407,194, net of $1,064,719 in agent commissions. As of June 30, 2018, the Company had up to $43,528,087 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.

During the six months ended June 30, 2018, the Company issued approximately 77,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.

Also during the six months ended June 30, 2018, the Company issued 73,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $5 million.

Note 7 – Long-Term Debt

Carrying amounts of long-term debt and related estimated fair values as of June 30, 2018 and December 31, 2017 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$127,258	$125,000	$129,273
Notes, 6.1%, due 2041	125,000	150,816	125,000	158,304
Notes, 3.875%, due 2022	250,000	252,108	250,000	256,163
Notes, 4.875%, due 2043	250,000	267,985	250,000	283,243
Notes, 3.8%, due 2046	300,000	281,028	300,000	302,970
Notes, 3.7%, due 2028	300,000	298,068	—	—
8% Series, due 2026	75,000	95,789	75,000	96,063
Medium-term notes, 7.78% series, due 2022	25,000	27,984	25,000	28,714
Medium-term notes, 7.92% series, due 2027	25,000	30,228	25,000	31,542
Medium-term notes, 6.76% series, due 2027	7,500	8,740	7,500	8,882
Unamortized discount and debt issuance costs	(12,259)		(9,350)

	1,470,241		1,173,150

Revolving credit facility and commercial paper	48,000	48,000	150,000	150,000

Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,934)		(2,119)

	198,066		197,881

Less: current maturities	—		—

Long-term debt, less current maturities - Southwest Gas Corporation	$1,716,307		$1,521,031

Centuri:
Centuri term loan facility	$189,876	$190,524	$199,578	$207,588
Unamortized debt issuance costs	(999)		(1,111)

	188,877		198,467
Centuri secured revolving credit facility	87,952	87,998	56,472	56,525
Centuri other debt obligations	76,535	76,419	47,952	48,183
Less: current maturities	(31,928)		(25,346)

Long-term debt, less current maturities - Centuri	$321,436		$277,545

Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,716,307		$1,521,031
Centuri long-term debt	353,364		302,891
Less: current maturities	(31,928)		(25,346)

Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,037,743		$1,798,576

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2018, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2018, $48 million was outstanding on the long-term portion (not including the commercial paper program, discussed below) and no borrowings were outstanding on the short-term portion of this credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At June 30, 2018, no borrowings were outstanding under the commercial paper program.

In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. A portion of the proceeds were used to repay amounts then outstanding under the revolving portion of the credit facility and the remainder to repay amounts then outstanding under the commercial paper program.

Centuri has a $450 million senior secured revolving credit and term loan facility that is scheduled to expire in November 2022. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017. No further borrowing is permitted under the term loan facility. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at June 30, 2018 totaled $659 million. At June 30, 2018, $278 million in borrowings were outstanding under the Centuri facility. Additionally, for the quarter ended June 30, 2018, Centuri entered into equipment loans for approximately $40 million with a maturity date of May 2023 under an existing agreement.

Note 8 – Short-Term Debt

The Company has a $100 million credit facility that is scheduled to expire in March 2022. The Company had $22.5 million in short-term borrowings outstanding at June 30, 2018 under this facility.

Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income

The table below provides details of activity in equity and the noncontrolling interest for Southwest Gas Holdings, Inc. on a consolidated basis during the six months ended June 30, 2018.

	Southwest Gas Holdings, Inc. Equity
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-in	Comprehensive	Retained	controlling
(In thousands, except per share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Interest	Total
DECEMBER 31, 2017	48,090	$49,720	$955,332	$(47,682)	$857,398	$(2,365)	$1,812,403
Common stock issuances	1,036	1,036	68,886				69,922
Net income (loss)					100,642	(797)	99,845
Foreign currency exchange translation adj.				(1,601)			(1,601)
Other comprehensive income (loss):
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax				1,792			1,792
Amounts reclassified to net income, net of tax (FSIRS)				1,271			1,271
Reclassification of excess deferred taxes (a)				(9,300)	9,300		—
Elimination of shares from noncontrolling interest (b)			(2,710)			2,710	—
Dividends declared
Common: $0.52 per share					(51,065)		(51,065)

JUNE 30, 2018	49,126	$50,756	$1,021,508	$(55,520)	$916,275	$(452)	$1,932,567

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.
(b)

Centuri, through its subsidiary, NPL, has historically held a 65% ownership interest in IntelliChoice Energy, LLC (“ICE”). A residual interest of 35% has been held by a third party. During the second quarter of 2018, an additional $1 million of capital was contributed by NPL, thereby increasing NPL’s ownership interest to 95%. The carrying amount

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

of the noncontrolling interest has been adjusted with a corresponding charge to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet.

The table below provides details of activity in equity for Southwest Gas Corporation during the six months ended June 30, 2018. Only equity shares of the Company are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
(In thousands)	Shares	Amount	Capital	Income (Loss)	Earnings	Total
DECEMBER 31, 2017	47,482	$49,112	$948,767	$(47,073)	$659,193	$1,609,999
Net income					92,971	92,971
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				1,792		1,792
Amounts reclassified to net income, net of tax (FSIRS)				1,271		1,271
Reclassification of excess deferred taxes (a)				(9,300)	9,300	—
Stock-based compensation (b)			702		(338)	364
Dividends declared to Southwest Gas Holdings, Inc.					(44,000)	(44,000)
Contributions from Southwest Gas Holdings, Inc.			56,596			56,596

JUNE 30, 2018	47,482	$49,112	$1,006,065	$(53,310)	$717,126	$1,718,993

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.
(b)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

The following information provides insight into amounts impacting the Company’s Other Comprehensive Income (Loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets and the associated column in the equity table above. See Note 5 – Derivatives and Fair Value Measurements for additional information on the FSIRS.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

(Thousands of dollars)

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(80)	$254	$334	$(127)	$207
Amortization of net actuarial (gain)/loss	8,404	(2,017)	6,387	6,361	(2,417)	3,944
Regulatory adjustment	(7,559)	1,815	(5,744)	(5,735)	2,179	(3,556)

Pension plans other comprehensive income	1,179	(282)	897	960	(365)	595
FSIRS (designated hedging activities):
Amounts reclassifed into net income	836	(200)	636	836	(318)	518

FSIRS other comprehensive income	836	(200)	636	836	(318)	518

Total other comprehensive income - Southwest Gas Corporation	2,015	(482)	1,533	1,796	(683)	1,113

Foreign currency translation adjustments:
Translation adjustments	(690)	—	(690)	629	—	629

Foreign currency other comprehensive income (loss)	(690)	—	(690)	629	—	629

Total other comprehensive income - Southwest Gas Holdings, Inc.	$1,325	$(482)	$843	$2,425	$(683)	$1,742

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Amortization of prior service cost	$668	$(160)	$508	$668	$(254)	$414
Amortization of net actuarial (gain)/loss	16,808	(4,034)	12,774	12,722	(4,834)	7,888
Regulatory adjustment	(15,119)	3,629	(11,490)	(11,470)	4,358	(7,112)

Pension plans other comprehensive income	2,357	(565)	1,792	1,920	(730)	1,190
FSIRS (designated hedging activities):
Amounts reclassifed into net income	1,673	(402)	1,271	1,672	(636)	1,036

FSIRS other comprehensive income	1,673	(402)	1,271	1,672	(636)	1,036

Total other comprehensive income - Southwest Gas Corporation	4,030	(967)	3,063	3,592	(1,366)	2,226

Foreign currency translation adjustments:
Translation adjustments	(1,601)	—	(1,601)	849	—	849

Foreign currency other comprehensive income (loss)	(1,601)	—	(1,601)	849	—	849

Total other comprehensive income - Southwest Gas Holdings, Inc.	$2,429	$(967)	$1,462	$4,441	$(1,366)	$3,075

	Twelve Months Ended			Twelve Months Ended
	June 30, 2018			June 30, 2017
	Before-	Tax	Net-of-	Before-	Tax	Net-of-
	Tax	(Expense)	Tax	Tax	(Expense)	Tax
	Amount	or Benefit (1)	Amount	Amount	or Benefit (1)	Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(43,027)	$10,326	$(32,701)	$(22,770)	$8,652	$(14,118)
Amortization of prior service cost	1,335	(413)	922	1,335	(507)	828
Amortization of net actuarial (gain)/loss	29,531	(8,869)	20,662	26,255	(9,976)	16,279
Regulatory adjustment	8,691	(479)	8,212	(4,808)	1,826	(2,982)

Pension plans other comprehensive income (loss)	(3,470)	565	(2,905)	12	(5)	7
FSIRS (designated hedging activities):
Amounts reclassifed into net income	3,345	(1,037)	2,308	3,344	(1,271)	2,073

FSIRS other comprehensive income	3,345	(1,037)	2,308	3,344	(1,271)	2,073

Total other comprehensive income (loss) - Southwest Gas Corporation	(125)	(472)	(597)	3,356	(1,276)	2,080

Foreign currency translation adjustments:
Translation adjustments	(679)	—	(679)	158	—	158

Foreign currency other comprehensive income (loss)	(679)	—	(679)	158	—	158

Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(804)	$(472)	$(1,276)	$3,514	$(1,276)	$2,238

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

(1)

Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of the TCJA. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended June 30, 2018 and 2017), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of Accumulated other comprehensive income as of June 30, 2018 is effectively computed using a 24% tax rate overall after the reclassification of previously stranded excess deferred taxes existing as a result of the TCJA (see table for Accumulated other comprehensive income, including the balance, below). With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other Comprehensive Income, as repatriation of earnings is not anticipated.

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income at June 30, 2018, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$(609)	$—	$(609)	$—	$(47,682)

Translation adjustments	—	—	—	—	—	—	(1,601)	—	(1,601)	—	(1,601)

Other comprehensive income before reclassifications	—	—	—	—	—	—	(1,601)	—	(1,601)	—	(1,601)
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,673	(402)	1,271	—	—	—	—	1,271
Amortization of prior service cost (2)	668	(160)	508	—	—	—	—	—	—	—	508
Amortization of net actuarial loss (2)	16,808	(4,034)	12,774	—	—	—	—	—	—	—	12,774
Regulatory adjustment (3)	(15,119)	3,629	(11,490)	—	—	—	—	—	—	—	(11,490)

Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,357	(565)	1,792	1,673	(402)	1,271	(1,601)	—	(1,601)	—	1,462

Reclassification of excess deferred taxes (4)	—	—	—	—	—	—	—	—	—	(9,300)	(9,300)

Ending Balance AOCI June 30, 2018	$(59,163)	$21,728	$(37,435)	$(10,982)	$4,407	$(6,575)	$(2,210)	$—	$(2,210)	$(9,300)	$(55,520)

(1)	The FSIRS reclassification amounts are included in the Net interest deductions line item on the Company’s Condensed Consolidated Statements of Income.
(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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
(5)

Tax amounts related to the before-tax balance at June 30, 2018 are calculated using a 24% rate after the release of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

AOCI - Rollforward

(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$—	$(47,073)

FSIRS amounts reclassified from AOCI (6)	—	—	—	1,673	(402)	1,271	—	1,271
Amortization of prior service cost (7)	668	(160)	508	—	—	—	—	508
Amortization of net actuarial loss (7)	16,808	(4,034)	12,774	—	—	—	—	12,774
Regulatory adjustment (8)	(15,119)	3,629	(11,490)	—	—	—	—	(11,490)

Net current period other comprehensive income attributable to Southwest Gas Corporation	2,357	(565)	1,792	1,673	(402)	1,271	—	3,063

Reclassification of excess deferred taxes (9)	—	—	—	—	—	—	(9,300)	(9,300)

Ending Balance AOCI June 30, 2018	$(59,163)	$21,728	$(37,435)	$(10,982)	$4,407	$(6,575)	$(9,300)	$(53,310)

(6)	The FSIRS reclassification amounts are included in the Net interest deductions line item on Southwest’s Condensed Consolidated Statements of Income.
(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
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
(10)

Tax amounts related to the before-tax balance at June 30, 2018 are calculated using a 24% rate after the release of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

Amounts Recognized in AOCI (Before Tax)

(Thousands of dollars)

	June 30, 2018	December 31, 2017
Net actuarial (loss) gain	$(431,747)	$(448,555)
Prior service cost	(3,700)	(4,368)
Less: amount recognized in regulatory assets	376,284	391,403

Recognized in AOCI	$(59,163)	$(61,520)

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Statements of Income Southwest Gas Corporation:

Results of Construction Services

(Thousands of dollars)	Twelve Months Ended June 30, 2017
Construction revenues	$640,830
Operating expenses:
Construction expenses	567,115
Depreciation and amortization	25,727

Operating income	47,988
Other income (deductions)	1,193
Net interest deductions	3,512

Income before income taxes	45,669
Income tax expense	16,550

Net income	29,119
Net income attributable to noncontrolling interests	949

Discontinued operations - construction services - net income	$28,170

Note 11 – Acquisition of Construction Services Business

In November 2017, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of a privately held construction business, New England Utility Constructors, Inc. (“Neuco”) for approximately $99 million, less assumed debt. See the Company’s 2017 Form 10-K for additional information about this acquisition. While refinements were made to the estimated fair values of assets acquired and liabilities assumed when the final purchase accounting was completed during the first quarter of 2018, no subsequent adjustments were made to acquisition-date values, and no acquisition-related costs were incurred during 2018.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

As of June 30, 2018, Southwest had 2,027,000 residential, commercial, industrial, and other natural gas customers, of which 1,080,000 customers were located in Arizona, 752,000 in Nevada, and 195,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2018, 54% of operating margin was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin (gas operating revenues less the net cost of gas sold) from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

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

Centuri is a comprehensive construction services enterprise dedicated to meeting the growing demands of North American utilities, energy, and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 23 major markets in the United States (primarily as NPL) and in 2 major markets in Canada (as NPL Canada and W.S. Nicholls).

Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Centuri has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended June 30, 2018 and 2017, revenues from replacement work provided over 65% of total revenues. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded or not awarded by individual large customers can significantly impact operating results.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

and analysis is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2018	2017	2018	2017	2018	2017
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$2,622	$9,522	$92,971	$86,460	$163,329	$125,942
Construction services	19,236	8,716	8,235	1,382	45,213	29,552
Corporate and administrative	(307)	(374)	(564)	(670)	(1,231)	(670)

Net income	$21,551	$17,864	$100,642	$87,172	$207,311	$154,824

Average number of common shares	48,826	47,571	48,622	47,550	48,338	47,516

Basic earnings per share
Consolidated	$0.44	$0.38	$2.07	$1.83	$4.29	$3.26

Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$275,679	$260,162	$769,992	$722,764	$1,349,536	$1,263,428
Less: Net cost of gas sold	83,466	69,421	269,198	216,300	407,943	328,405

Operating margin	$192,213	$190,741	$500,794	$506,464	$941,593	$935,023

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

2nd Quarter 2018 Overview

Natural gas operations highlights:

•	33,000 net new customers (1.6% growth rate)
•	Filed Nevada general rate case, requesting approximately $33 million
•	Filed Gas Infrastructure Replacement (“GIR”) Advance Application with annualized revenue requirement of $22 million
•	Received order from PUCN approving expansion into Mesquite, Nevada
•	Operating margin reflects estimated regulatory impacts of tax reform and associated Arizona Corporation Commission decision

Construction services highlights:

•	Revenues increased $94.9 million compared to the prior-year quarter; twelve-month revenues surpassed $1.4 billion
•	Construction expenses increased $80.7 million compared to the prior-year quarter
•	Depreciation and amortization expense increased $1.8 million compared to the prior-year quarter
•	Net interest deductions increased $1.7 million compared to the prior-year quarter

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Natural Gas Operations

Quarterly Analysis

	Three Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$275,679	$260,162
Net cost of gas sold	83,466	69,421

Operating margin	192,213	190,741
Operations and maintenance expense	105,208	97,644
Depreciation and amortization	47,664	46,254
Taxes other than income taxes	14,666	14,497

Operating income	24,675	32,346
Other income (deductions)	(2,094)	(2,805)
Net interest deductions	20,149	16,991

Income before income taxes	2,432	12,550
Income tax expense (benefit)	(190)	3,028

Contribution to consolidated net income	$2,622	$9,522

Contribution to consolidated net income from natural gas operations decreased $6.9 million between the second quarters of 2018 and 2017. The decline was primarily due to higher operating expenses and net interest deductions, partially offset by a decrease in income tax expense. U.S. federal tax reform impacted both revenue and tax expense. The amounts above reflect a reclassification of $4.9 million for 2017 from Operations and maintenance expense to Other income (deductions) related to the non-service cost components of net periodic benefit costs, as a result of the adoption of the update to FASB Topic 715 (refer to Note 2 to the condensed consolidated financial statements in this Form 10-Q), with no impact to net income overall. The reclassification in the 2017 period is intended to make that information comparable to the current period presentation.

Operating margin increased $1.5 million between quarters, due in part to a net $1.6 million decrease in the reserve related to U.S. tax reform, based on expectations in the rate jurisdictions in which Southwest and its subsidiaries operate. Refer to discussion of Income Taxes in Note 1 – Nature of Operations and Basis of Presentation of this Form 10-Q and Rates and Regulatory Proceedings below. Approximately $2 million in increased operating margin was attributable to customer growth, as 33,000 net new customers were added during the last twelve months, with another $500,000 attributable to rate relief in California. These increases were offset by an approximate $2.6 million reduction in miscellaneous revenues (including a $2 million reduction in surcharge recoveries associated with Nevada Conservation and Energy Efficiency (“CEE”) programs, offset in Depreciation and amortization expense).

Operations and maintenance expense increased $7.6 million between quarters. Approximately $2 million of the increase was due to higher pension and employee medical costs. The remaining increase was primarily due to higher injuries and damages expense, incremental expenditures for pipeline integrity management and damage prevention programs, and general cost increases.

Depreciation and amortization expense increased $1.4 million between quarters primarily due to an increase of $448 million, or 7%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure. See also discussion above regarding surcharge recoveries (including Nevada CEE programs), which provide offsetting impacts in this category.

Other income (deductions) improved $711,000 between quarters primarily due to an increase in interest income related to the GIR mechanism in Nevada. See the Rates and Regulatory Proceedings section for more information about the GIR. Amounts in both periods reflect the non-service cost components of employee pension and other post-retirement benefits.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Net interest deductions increased $3.2 million in the second quarter of 2018, as compared to the prior-year quarter, primarily due to higher interest associated with credit facility borrowings during the current-year quarter and the issuance of $300 million of senior notes in March 2018.

Income taxes were impacted in 2018 by the pre-tax earnings impacts discussed above as well as by the December 2017 enactment of tax reform. Among other things, tax reform reduced the corporate federal income tax rate from 35% to 21%, effective January 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Natural Gas Operations

Six-Month Analysis

	Six Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$769,992	$722,764
Net cost of gas sold	269,198	216,300

Operating margin	500,794	506,464
Operations and maintenance expense	207,398	201,468
Depreciation and amortization	97,625	107,449
Taxes other than income taxes	29,923	29,279

Operating income	165,848	168,268
Other income (deductions)	(6,697)	(4,049)
Net interest deductions	39,404	34,201

Income before income taxes	119,747	130,018
Income tax expense	26,776	43,558

Contribution to consolidated net income	$92,971	$86,460

Contribution to consolidated net income from natural gas operations increased $6.5 million between the first six months of 2018 and 2017. The improvement was primarily due to rate relief and customer growth, lower depreciation expense, and the combined impacts of tax reform, partially offset by increases in Operations and maintenance expense, and Net interest deductions. The amounts above for Operations and maintenance expense and Other income (deductions) for the 2017 period reflect a $9.7 million reclassification related to the non-service cost components of employee pensions and other post-retirement benefits, as a result of the adoption of the update to FASB Topic 715. The reclassification is intended to make the prior period comparable to the current period, but did not impact net income overall.

Operating margin decreased $5.7 million between the comparative six-month periods, due to a $12.5 million reserve recognized due to the enactment of U.S. tax reform in December 2017. The reserve contemplates a pending reduction in rates to reflect the reduced cost of service during 2018, resulting from tax reform (see Rates and Regulatory Proceedings below). However, the decline in applicable U.S. income tax rates also significantly reduced income tax expense (see discussion below). Operating margin was favorably impacted by rate relief in the Arizona and California jurisdictions, which collectively provided $5.6 million in operating margin. Approximately $6 million in increased operating margin was attributable to customer growth. An approximate $5.5 million reduction in surcharge recoveries associated with Nevada CEE programs (offset in Depreciation and amortization expense below), as well as other surcharge variances and variability in other miscellaneous revenues and customers outside the decoupling mechanisms, comprise the residual variance.

Operations and maintenance expense increased $5.9 million between periods due primarily to higher pension service-cost related and other employee benefit expenses, higher injuries and damages expenses, incremental expenditures for pipeline integrity management and damage prevention programs, and other general cost increases, partially offset by lower expense for incentive compensation programs.

Depreciation and amortization expense decreased $9.8 million between periods primarily due to reduced depreciation rates in Arizona, a result of the April 2017 Arizona general rate case decision, and to the impacts of surcharge recoveries for regulatory mechanisms, as discussed above. Partially offsetting the decline was additional depreciation associated with a $444 million, or 7%, increase in average gas plant in service for the current period as compared to the prior period. The increase was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Taxes other than income taxes increased $644,000 between periods primarily due to higher property taxes in Arizona, including the impacts of the Arizona property tax tracking mechanism.

Other income decreased $2.6 million between periods primarily due to a decline in income from company-owned life insurance (“COLI”) policies. The current period reflects a $1.3 million increase in COLI policy cash surrender values, while the prior-year period reflected $4.7 million of COLI-related income. Additionally, amounts in both periods reflect the non-service cost components of employee pension and post-retirement benefits.

Net interest deductions increased $5.2 million between periods, primarily due to higher interest associated with credit facility borrowings during the current period and the issuance of $300 million of senior notes in the first quarter of 2018. The increase was partially offset by reductions in interest expense associated with deferred purchased gas adjustments (“PGA”) balances as compared to the prior-year period.

Income taxes were favorably impacted in 2018 due to the December 2017 enactment of tax reform.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Natural Gas Operations

Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$1,349,536	$1,263,428
Net cost of gas sold	407,943	328,405

Operating margin	941,593	935,023
Operations and maintenance expense	397,251	393,772
Depreciation and amortization	192,098	222,935
Taxes other than income taxes	58,590	54,655

Operating income	293,654	263,661
Other income (deductions)	(9,036)	(9,843)
Net interest deductions	74,936	68,407

Income before income taxes	209,682	185,411
Income tax expense	46,353	59,469

Contribution to consolidated net income	$163,329	$125,942

Contribution to consolidated net income from natural gas operations increased by $37.4 million between the twelve-month periods of 2018 and 2017. The improvement was primarily due to higher operating margin, lower Depreciation and amortization expense, and lower Income tax expense, partially offset by an increase in Taxes other than income taxes and higher Net interest deductions. The amounts above for Operations and maintenance expense and Other income (deductions) for the 2017 period reflect a $19.6 million reclassification related to the non-service cost components of employee pensions and other post-retirement benefits, as a result of the adoption of the update to FASB Topic 715. The reclassification is intended to make the prior period comparable to the current period, but did not impact net income overall.

Operating margin increased $7 million between periods including a combined $15 million of rate relief in the Arizona and California jurisdictions. Customer growth provided $10 million in operating margin, while operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues decreased $6 million. The $12.5 million reserve, described earlier, associated with tax reform, decreased operating margin in the current period. However, net income overall was not unfavorably impacted, as favorable impacts from tax reform are reflected in income tax expense.

Operations and maintenance expenses in the 2018 period were within 1% of the prior year period. The overall increase of $3.5 million primarily relates to higher service-cost-related pension expense and expenditures for pipeline damage prevention programs.

Depreciation and amortization expense decreased $30.8 million between periods primarily due to reduced depreciation rates in Arizona, a result of the April 2017 Arizona general rate case decision. Partially offsetting the decline was depreciation associated with a $391 million, or 6%, increase in average gas plant in service for the current period as compared to the prior period. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.

Taxes other than income taxes increased $3.9 million between periods primarily due to higher property taxes associated with net plant additions and increased property taxes in Arizona, including the impact of the property tax regulatory tracking mechanism.

Other income (deductions) improved $807,000 between the twelve-month periods of 2018 and 2017. The current period reflects a $6.9 million increase in COLI policy cash surrender values, while the prior-year period included $9 million of COLI-related income. Interest income increased $2.1 million including interest related to the GIR mechanism in Nevada. See the Rates and Regulatory Proceedings section for more information about the GIR

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

mechanism. Amounts in both periods reflect the non-service cost components of employee pension and post-retirement benefits, which increased between periods.

Net interest deductions increased $6.5 million between the current and prior-year period, primarily due to the issuance of $300 million of senior notes in September 2016, higher interest associated with credit facility borrowings during late 2017 and early 2018, and the issuance of the $300 million senior notes in the first quarter of 2018. The increase was substantially offset by reductions in interest expense associated with deferred PGA balances and debt redemptions during the second half of 2016.

Income taxes were favorably impacted during the twelve months ending June 30, 2018 due to the December 2017 enactment of tax reform, which reduced the corporate federal income tax rate from 35% to 21%, effective January 2018. Approximately $8 million of one-time tax benefits, related to the remeasurement of deferred tax liabilities, were recorded in the fourth quarter of 2017 in addition to the lower rate utilized in the first half of 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Construction Services

Quarterly Analysis

	Three Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$395,204	$300,307
Operating expenses:
Construction expenses	352,671	272,001
Depreciation and amortization	13,643	11,828

Operating income	28,890	16,478
Other income (deductions)	(632)	(6)
Net interest deductions	3,308	1,629

Income before income taxes	24,950	14,843
Income tax expense	5,714	5,870

Net income	19,236	8,973
Net income attributable to noncontrolling interest	—	257

Contribution to consolidated net income attributable to Centuri	$19,236	$8,716

In November 2017, Centuri acquired New England Utility Constructors, Inc. (“Neuco”). Line items in the table above reflect the results of Neuco only for the 2018 period as the acquisition occurred in November 2017.

Revenues increased $94.9 million in the second quarter of 2018 when compared to the prior-year quarter, primarily due to a higher volume of pipe replacement work under blanket and bid contracts, and $34 million of revenues contributed by Neuco. In addition, revenues reflect a $9 million negotiated settlement of an outstanding contract dispute from 2017 associated with a water pipe replacement project.

Construction expenses increased $80.7 million between quarters. The increase in Construction expenses is due to additional pipe replacement work and greater operating expenses to support increased growth in operations. Approximately $30 million of construction expenses associated with Neuco are included in the three months ended June 30, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $20,000 and $1.1 million for the second quarters of 2018 and 2017, respectively.

Depreciation and amortization expense increased $1.8 million between quarters, primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $1.9 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment.

Net interest deductions increased by $1.7 million between quarters. The increase was due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in 2018.

Income taxes were relatively flat between periods; however, 2018 tax expense reflects lower U.S. federal income tax rates following tax reform applied to an increased level of earnings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Construction Services

Six-Month Analysis

	Six Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$655,221	$492,442
Operating expenses:
Construction expenses	611,623	463,957
Depreciation and amortization	26,160	23,111

Operating income	17,438	5,374
Other income (deductions)	(369)	248
Net interest deductions	6,504	3,133

Income before income taxes	10,565	2,489
Income tax expense	3,127	1,153

Net income	7,438	1,336
Net income (loss) attributable to noncontrolling interest	(797)	(46)

Contribution to consolidated net income attributable to Centuri	$8,235	$1,382

Line items in the table above reflect the results of Neuco only for the 2018 period as the acquisition occurred in November 2017.

Revenues increased $162.8 million during the first six months of 2018 when compared to the same period in the prior year due to an increased volume of replacement work for many natural gas distribution customers, the contribution of $48 million in revenue from Neuco in 2018, the absence of a customer’s temporary work stoppage that impacted prior-year performance, and the settlement of an outstanding contract dispute associated with a water pipe replacement project.

Construction expenses increased $147.7 million between periods. The increase in Construction expenses is due to additional pipe replacement work and higher labor costs incurred to complete work during inclement weather conditions during the first quarter. Approximately $44 million of construction expenses associated with Neuco are included in the six months ended June 30, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $250,000 and $1.4 million for the first six months of 2018 and 2017, respectively.

Depreciation and amortization increased $3 million between periods, primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $3.9 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment.

Net interest deductions increased by $3.4 million between periods. The increase was due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in 2018.

Income tax expense reflects both the impacts of lower income tax rates in 2018 following U.S. federal tax reform and the changes in earnings, discussed above, on which new rates are applied.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Results of Construction Services

Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$1,409,263	$1,133,272
Operating expenses:
Construction expenses	1,296,629	1,031,072
Depreciation and amortization	52,078	48,838

Operating income	60,556	53,362
Other income (deductions)	(272)	1,441
Net interest deductions	11,357	6,645

Income before income taxes	48,927	48,158
Income tax expense	4,364	17,703

Net income	44,563	30,455
Net income (loss) attributable to noncontrolling interest	(650)	903

Contribution to consolidated net income attributable to Centuri	$45,213	$29,552

Line items in the table above reflect the results of Neuco only since the November 2017 acquisition date.

Revenues increased $276 million in the current twelve-month period compared to the same period of 2017, primarily due to a higher volume of pipe replacement work under blanket contracts and the contribution of approximately $65 million in revenue from Neuco since the November 2017 acquisition date. In addition, Centuri performed work on a multi-year water pipe replacement program, which began in late 2016, that contributed incremental revenues of $55.3 million and $30.8 million during the twelve-month periods ended June 30, 2018 and 2017, respectively.

Construction expenses increased $265.6 million between periods, primarily due to higher labor costs experienced due to changes in the mix of work with existing customers, lower relative productivity resulting from inclement weather, and greater operating expenses to support increased growth in operations. In addition, results were negatively impacted by higher construction costs and an unfavorable mix of work performed during the period related to the water pipe replacement program noted above. Approximately $57 million of construction expenses from Neuco are included in the twelve months ended June 30, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were $3 million and $5.8 million for the twelve-month periods of 2018 and 2017, respectively.

Depreciation and amortization expense increased $3.2 million between the current and prior-year periods primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $5.9 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment.

Net interest deductions increased $4.7 million between periods. The increase was due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in the current twelve-month period.

Income tax expense decreased $13.3 million between periods, primarily due to approximately $12 million of one-time tax benefits related to the remeasurement of Centuri’s deferred tax liabilities that were recorded in the fourth quarter of 2017, and to lower income tax rates in effect in 2018 (collectively, the result of U.S. tax reform).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Rates and Regulatory Proceedings

Arizona Jurisdiction

Arizona General Rate Case. In May 2016, Southwest filed a general rate application with the Arizona Corporation Commission (“ACC”). Following undertakings associated with the filing, a settlement hearing was held in February 2017, and the ACC approved the settlement in April 2017 (with new rates effective the same month), providing for, among other things, rate changes that would result in a combined net annual operating income increase of $60.7 million (including $16 million in additional operating revenue and a $44.7 million decrease in depreciation expense). The decision included a 7.82% rate of return on original cost rate base of $1.336 billion, a 9.5% return on common equity, and a capital structure utilizing 52% common equity. Other key elements included the approval of the continuation of the Customer-Owned Yard Line (“COYL”) program, the implementation of a vintage steel pipe (“VSP”) replacement program, and a continuation of the current decoupled rate design, excluding the previous winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also included a property tax tracking mechanism, which will defer changes in related expense for recovery in the next general rate case. It also included a three-year moratorium on filing another general rate application prior to May 2019.

Tax Reform. In January 2018, the ACC held a workshop specifically to address U.S. tax reform with all jurisdictional public service corporations and directed ACC staff (“the Staff”) to prepare a recommended order for consideration at an open meeting. The Staff-recommended order provided that all utilities apply regulatory accounting treatment to address impacts from the enactment of tax reform beginning January 1, 2018. Additionally, the Staff recommended that all jurisdictional utilities file an application to address savings associated with tax reform within 60 days of the open meeting through a tax expense adjustor mechanism, a notice of intent to file a rate case within 90 days, or to file an application to address the impacts of tax reform. At the referenced open meeting in February, the ACC issued an order adopting the Staff’s recommendations. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect tax reform. The tax refund process was designed to ensure customers receive the benefits from tax reform through an ACC-approved earnings test whereby a tax refund application will be made annually to refund to customers any margin contributing to earnings above the ACC-authorized rate of return. The Staff drafted another order (the “subsequent draft order”), recommending that Southwest refund customers a one-time credit to reflect the tax savings from January through July 2018, effective with Southwest’s August 2018 billing cycles and that, effective August 2018, surcredits be established on a per-therm basis until new cost-of-service rates become effective following the Company’s next general rate case. Other recommendations included supplemental compliance reports related to excess deferred income taxes and an annual true-up to account for differences between the actual tax savings and the amount authorized by the ACC. In July 2018 the ACC issued a decision (the “Decision”) approving the Staff’s subsequent draft order. While the ACC Decision addressed current tax reductions due to tax reform, it did not direct refunding to commence with regard to excess amounts from the remeasurement of deferred tax balances, which continue to be recognized in a regulatory liability since the enactment date of tax reform in December 2017.

LNG (“Liquefied Natural Gas”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million, which was later approved (December 2016) to be modified not to exceed $80 million, following land purchase and bid solicitation for the engineering, procurement and construction of the facility. Construction commenced during the third quarter of 2017 and is expected to be completed by the end of 2019. Through June 2018, Southwest has incurred approximately $45 million in capital expenditures toward the project (including land acquisition costs).

COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is revised annually as the program progresses. In the annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

projects completed under both phases during 2016. In June 2017, the ACC issued a decision approving the surcharge application. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the recently completed general rate case proceeding, as discussed above. In the annual COYL filing made in February 2018, Southwest requested surcharge revenue of $4.2 million (an increase of $2.4 million from $1.8 million) related to 2017 expenditures of $18 million. ACC Staff issued a recommended order approving the proposed surcharge application, while modifying the surcharge revenue to $3.5 million (an increase of $1.7 million) to reflect the impact of tax reform on the revenue requirement calculation. ACC consideration is expected during the third quarter of 2018.

VSP Program. Southwest received approval, in connection with its most recent Arizona general rate case, to implement a VSP replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that will be made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 40 miles of VSP during 2017 totaling approximately $27 million and is targeting replacement projects during 2018 of approximately $100 million. In the annual VSP filing made in February 2018, Southwest requested an increase in surcharge revenue to collect $3.1 million related to 2017 expenditures. ACC Staff issued a recommended order approving the proposal surcharge application, while modifying the surcharge revenue to $2.4 million to reflect the impact of tax reform on the revenue requirement calculation. ACC consideration is expected during the third quarter of 2018.

California Jurisdiction

California General Rate Case. In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual post-test year (“PTY”) attrition adjustments through 2020 from 2018. That latest rate case decision would have otherwise required Southwest to file its next general rate application by September 2017. Expedited consideration was requested and in June 2017, the California Public Utilities Commission (“CPUC”) approved the request, thereby extending the rate case filing deadline to September 2019. Southwest believes this extension is in the public interest as it provides rate stability to customers for two additional years consistent with the current reasonable rates approved as part of the last general rate case, and the continuation of the currently approved 2.75% PTY attrition adjustment for the two additional years. Also see Attrition Filing below.

Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC directed Southwest to track income tax expenses resulting from mandatory or elective changes in tax law, procedure or policy. The purpose is to identify differences between Southwest’s authorized income tax expenses and its actual incurred income tax expenses, the result of which would be reviewed in Southwest’s next general rate case. Southwest does not currently anticipate making an ad hoc filing in advance of the next general rate case filing to implement any changes resulting from tax reform.

Attrition Filing. In November 2017, Southwest made its latest annual PTY attrition filing, requesting annual revenue increases of $2 million in southern California, $527,000 in northern California, and $263,000 for South Lake Tahoe. This filing was approved in December 2017 and rates were made effective in January 2018. At the same time, rates were updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.

Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with all applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in March 2018 adopting an allocation methodology to distribute the net revenues or costs for years 2015-2017 beginning in the second quarter of 2018. Southwest has a net cost balance, which will be amortized over a 12-month period in rates for all applicable rate schedules, effective July 2018. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year. GHG compliance costs will be recovered through rates (including transportation rates) as prescribed by Decision D.15-10-032. There is no impact on earnings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Nevada Jurisdiction

Nevada General Rate Case. The currently effective general rate case decision was received from the Public Utilities Commission of Nevada (“PUCN”) in November 2012 as amended in a Rehearing Decision in April 2013. Southwest filed its most recent general rate case with the PUCN in May 2018. The filing requests a statewide overall general rate increase of approximately $32.5 million to account for changes in the cost of service ($14.4 million) since the last general rate case, including those resulting from the TCJA, and another $18.1 million associated with the inclusion in rate base of GIR projects previously approved by the PUCN under the ongoing program. The application also requests a return on common equity of 10.30%, and a capital structure utilizing a 49.3% equity ratio. In association with the proposed changes, depreciation expense is expected to increase by approximately $4 million, for a net operating income impact of approximately $28 million. Southwest also seeks to adjust the GIR rate as part of the rate case process in lieu of filing a separate GIR rate application later this year. That adjustment would result in estimated incremental margin of $6.5 million for southern Nevada and $136,000 for northern Nevada.

In addition to the foregoing, Southwest is requesting to implement a pension tracker to account for the changes in pension expense between rate cases. Southwest also proposes to include two new tariff schedules (1) compression service and (2) biogas and renewable natural gas service. There are no changes to rate design overall, and a request to continue the general revenues adjustment (“GRA”) mechanism (revenue decoupling mechanism) is included. Management currently expects that an order will be received during the fourth quarter of 2018 and that new rates will become effective no later than January 1, 2019. See also Tax Reform and Infrastructure Replacement Mechanisms below.

Tax Reform. The PUCN opened an investigation into the TCJA, requiring comments to be filed by April 2018. Southwest filed comments, whereby it described its plan to address the tax changes in its upcoming general rate case that was filed in May 2018. In addition, PUCN Staff and the Bureau of Consumer Protection (“BCP”) filed reply comments, whereby both the PUCN Staff and the BCP agreed that the pending Nevada rate case is the appropriate forum for addressing the impact of the TCJA on ratepayers, and recommended that the Company refrain from amortizing any excess accumulated deferred tax balances until the rate case is resolved.

General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing in 2016, the PUCN authorized rate adjustments associated with the GRA. The rate adjustment collected $13.6 million from customers during 2017, a decrease in collections of $11.8 million, as compared to 2016. For the 2017 filing, with rates effective January 2018, the PUCN authorized rate adjustments that are expected to result in a decrease in collections from customers of $15.4 million, as compared to the 2017 levels. In association with the most recent annual submission in June 2018, Southwest filed to adjust the GRA surcharge effective January 2019, to result in an increase in collections from customers of $5.6 million. While there is no impact to net income overall from this rate adjustment, operating cash flows will be increased as the associated regulatory balance is reduced.

Infrastructure Replacement Mechanism. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL and VSP), each year Southwest files a GIR “Advance Application” requesting authorization to replace qualifying infrastructure. Approximately $57.3 million of replacement work was approved for 2017 with an annualized revenue requirement estimated at approximately $5.3 million. In May 2017, Southwest filed its Advance Application for projects totaling approximately $66 million that are expected to be completed during 2018. The PUCN issued an order on that Advance Application in September 2017, approving approximately $66 million of replacement work with an annualized revenue requirement estimated at $6 million.

In June 2018, Southwest filed its Advance Application with projects totaling $228 million to be completed over a three-year period, with a total annualized revenue requirement (following the three-year replacement period) of approximately $21.7 million. Historically, Southwest has requested approval of projects on an annual basis; however, it is requesting to move to a multi-year approval process for projects to improve operational flexibility and enhance coordination with contractors and governmental agencies. A final decision is expected during the fourth quarter of 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Filed separately, as part of each GIR filing, Southwest requests authorization to reset the GIR recovery surcharge related to previously approved and completed projects, with new rates becoming effective each January. In November 2017, for projects approved in 2016 and completed by July 2017, a deferred annualized revenue requirement of $8.7 million was approved to be recovered from customers through updated rates effective January 2018. The updated surcharge is expected to result in incremental annual margin of $4.2 million. If the above noted transition to a three-year project plan is approved as requested, management would continue to update surcharges annually under the GIR program.

Conservation and Energy Efficiency(“CEE”). In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of initial program costs was approved as part of the most recent general rate case, amounts incurred subsequent to May 2012 (the certification period) continued to be deferred. Approved rates for the post-May 2012 costs deferred (including previously expected program expenditures for 2016) became effective January 2016. The 2017 ARA filing approved in November 2017, with modified rates effective January 2018, is expected to result in annualized margin decreases of $8.2 million in southern Nevada and $1.4 million in northern Nevada to return over-collected balances. As part of the 2018 ARA filing, Southwest requested modified rates, effective January 2019, authorizing an annualized margin decrease of $4 million in southern Nevada and $100,000 increase in northern Nevada. There is, however, no anticipated impact to net income overall from these decreases as amortization expense will also be reduced.

Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure. This includes providing gas service to unserved and underserved areas in Nevada.

In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Hearings took place in April 2018, and in May, the PUCN issued an order approving the Southwest proposal to expand natural gas infrastructure to Mesquite. The order approves a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The cost is expected to be recovered through volumetric rates from all southern Nevada customers (including new customers in Mesquite). The annual revenue requirement associated with the project is $2.8 million.

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

2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. In July 2017, a certificate application was filed, which included an applicant environmental assessment. In May 2018, the FERC issued a Certificate of Public Convenience and Necessity authorizing Paiute to construct the project. Construction work began in July 2018 and will consist of 8.5 miles of additional transmission pipeline infrastructure. The project is expected to be completed by the end of 2018 at a cost of approximately $22 million.

Tax Reform. The FERC issued a Notice of Proposed Rulemaking (“NOPR”) on whether the federal income tax changes of the TCJA cause pipeline rates to no longer be just and reasonable. The NOPR provided for pipelines to file a FERC Form No. 501-G to evaluate the impact of tax reform on their revenue requirement. In addition to filing the form, pipelines would select one of the following four options: 1) make a limited “Section 4” filing to reduce its rates by the percentage reduction in its cost of service shown in its FERC Form No. 501-G; 2) commit to file either a prepackaged uncontested rate settlement or a general Section 4 rate case; 3) file a statement explaining why no change in rates is necessary; or 4) file the new FERC form without taking any other action. The FERC would also ultimately consider whether to initiate an investigation of any pipeline that would not have submitted a limited Section 4 rate

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

reduction filing or committed to file a general rate case. In July 2018, the FERC issued a final rule (Order No. 849) adopting procedures for determining which jurisdictional pipelines may be collecting unjust and unreasonable rates in light of tax reform. The rule becomes effective 45 days after publication in the Federal Register. Paiute Pipeline Company and Southwest Gas Transmission Company, the Company’s FERC-regulated subsidiaries are each expected to file a Form No. 501-G during the fourth quarter of 2018.

PGA Filings

The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2018, over-collections in all jurisdictions resulted in a liability of $26.4 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).

The following table presents Southwest’s outstanding PGA balances receivable/(payable) (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Arizona	$(9,167)	$5,069	$4,822
Northern Nevada	(4,555)	8,189	1,134
Southern Nevada	(7,364)	(6,841)	(17,741)
California	(5,279)	1,323	(2,887)

	$(26,365)	$7,740	$(14,672)

As discussed in Note 1 – Nature of Operations and Basis of Presentation in this Form 10-Q, in July 2018, a refund of approximately $49 million was received by Southwest from El Paso Natural Gas, L.L.C. (“EPNG”), related to transmission services with EPNG. The refund (including applicable interest) relates to rates authorized by the FERC to have been in effect, and which were in effect, subject to refund provisions, from EPNG’s 2010 rate case, including subsequent procedural waivers thereto since 2011. Pursuant to Opinion No. 528-B issued by the FERC in May 2018, refunds were determined for the period April 2011 through May 2018. As a result of these actions having taken place prior to the end of the second quarter of 2018, Southwest recorded its applicable refund in its records as of June 30, 2018. The amount is reflected in Prepaids and other current assets and as a regulatory liability included within Other current liabilities on the balance sheets of both Southwest and the Company. As Southwest expects to return to its customers all amounts that it received in July 2018, the June entry will be reversed, and the amount will then be reflected as part of the PGA balances associated with the respective jurisdictions to which the refund from EPNG relates. Refunding to Southwest’s customers will be subject to requirements of the individual states; however, management anticipates that amounts will be returned within twelve months or less. As the refund from EPNG was received after June 30, 2018, it did not impact Southwest’s, or the Company’s, cash balances as of that date.

Capital Resources and Liquidity

Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, certain pipe replacement has been accelerated to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed above. During this same time, benefits were derived from new borrowings and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.

Cash Flows

Southwest Gas Holdings, Inc.:

Operating Cash Flows. Cash flows provided by consolidated operating activities increased $49 million in the first six months of 2018 as compared to the same period of 2017. Changes in operating cash flows are typically influenced

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

significantly by the change in purchased gas costs, including amounts incurred and deferred, as well as when amounts are incorporated in customer bills to recover the deferred balances. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in consolidated investing activities increased $76 million in the first six months of 2018 as compared to the same period of 2017. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity.

Financing Cash Flows. Net cash provided by consolidated financing activities increased $17 million in the first six months of 2018 as compared to the same period of 2017. The increase was primarily due to the issuance of $300 million in senior notes in March 2018, offset by the repayment of credit facility and commercial paper program borrowings in the current six-month period. The Company also issued approximately $63 million during the first six months of 2018 in stock under its Equity Shelf Program. See also Note 6 – Common Stock, and the discussion below. Dividends paid increased in the first six months of 2018 as compared to the same period of 2017 as a result of an increase in the quarterly dividend rate and an increase in the number of shares outstanding.

The Company issued approximately 77,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management Incentive Plan. Also during the six months ended June 30, 2018, the Company issued 73,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $5 million.

Southwest Gas Corporation:

Operating Cash Flows. Cash flows provided by operating activities increased $36.5 million in the first six months of 2018 as compared to the same period of 2017. The increase in operating cash flows was primarily attributable to the change in deferred purchased gas costs as discussed above, and other changes in working capital. Refer to Results of Natural Gas Operations and Rates and Regulatory Proceedings.

Investing Cash Flows. Cash used in investing activities increased $53 million in the first six months of 2018 as compared to the same period of 2017. The change was primarily due to additional construction expenditures, as indicated above.

Financing Cash Flows. Net cash provided by financing activities decreased $4 million in the first six months of 2018 as compared to the same period of 2017. The decrease was primarily due to the issuance of $300 million in senior notes in March 2018 offset by the repayment of the credit facility and commercial paper program borrowings then outstanding.

The capital requirements and resources of the Company generally are determined independently for the natural gas operations and construction services segments. Each business activity is generally responsible for securing its own external financing sources.

Gas Segment Construction Expenditures and Financing

During the twelve-month period ended June 30, 2018, construction expenditures for the natural gas operations segment were $622 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $346 million during this time and provided approximately 49% of construction expenditures and dividend requirements.

Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2020 will be approximately $2 billion. Of this amount, approximately $670 million is expected to be incurred in 2018. Southwest plans to continue to request regulatory support to accelerate projects that improve system flexibility and reliability. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure (including the recent filing to move to a multi-year approval program), Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% to 60% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from Southwest Gas Holdings, Inc. and/or other external financing sources. The timing, types, and amounts of any additional external

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform of 2017, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. See additional discussion in the Notes to financial statements (specifically, Note 6 – Common Stock and Note 7 – Long-Term Debt).

In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. The proceeds were used to repay amounts then outstanding under the revolving portion of its credit facility and under the commercial paper program.

In March 2017, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). Sales of the shares will continue to be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

During the six months ended June 30, 2018, 870,132 shares were issued in at-the-market offerings at an average price of $72.94 per share with gross proceeds of $63.5 million, agent commissions of $635,000, and net proceeds of $62.8 million. See Note 6 – Common Stock for more information. See also discussion above regarding the Company’s issuances under the DRSPP.

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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2018, the combined balance in the PGA accounts totaled an over-collection of $26.4 million. See PGA Filings for

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

more information.

The Company has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At June 30, 2018, $22.5 million was outstanding on this facility.

Southwest has a credit facility, with borrowing capacity of $400 million, that expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first six months of 2018 was $150 million. At June 30, 2018, $48 million was outstanding on the long-term portion and no borrowings were outstanding on the short-term portion of this credit facility. Commercial paper borrowings are discussed below. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2018, there were no borrowings outstanding under this program.

Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $450 million. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion, has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017. No further borrowing is permitted under the term loan facility. The $450 million credit and term loan facility expires in November 2022. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at June 30, 2018 totaled $659 million. The maximum amount outstanding on the credit facility during the first six months of 2018 was $293 million. At June 30, 2018, $88 million was outstanding on the secured revolving credit facility. Also at June 30, 2018, there was approximately $144 million, net of letters of credit, available under the line of credit.

The following table sets forth the ratios of earnings to fixed charges for the Company. Due to the seasonal nature of the Company’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2018	2017
Ratio of earnings to fixed charges	3.28	3.54

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

The following table sets forth the ratios of earnings to fixed charges for Southwest. Due to the seasonal nature of Southwest’s business, these ratios are computed on a twelve-month basis:

	For the Twelve Months Ended
	June 30,	December 31,
	2018	2017
Ratio of earnings to fixed charges	3.65	4.01

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

Earnings are defined as the sum of pretax income plus fixed charges. Fixed charges consist of all interest expense including capitalized interest, one-third of rent expense (that approximates the interest component of such expense), and net amortized debt costs.

Forward-Looking Statements

This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, the impacts of the Tax Cuts and Jobs Act legislation including disposition as to both timing and amounts in regulatory proceedings, bonus depreciation tax deductions, amount and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, the Mesquite expansion in Nevada, and the Paiute 2018 expansion project in northern Nevada and northern California, forecasted operating cash flows and results of operations, impacts from gas infrastructure replacement programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2018 or future period revenues from regulatory rate proceedings including amounts resulting from the settled Arizona general rate case, the recently filed Nevada general rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue common stock under the Equity Shelf Program, the intent and ability to issue various financing instruments and stock under the December 2017 shelf registration statement, future dividend increases and the Board’s current target dividend payout ratio, pension and post-retirement benefits, certain impacts of tax acts, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the time period and means for returning to customers proceeds from the recent EPNG refund, the impact of certain legal proceedings, and the timing and results of future rate hearings and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.

A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, the impacts of alternative energy sources to natural gas, the timing and amount of rate relief, the timing, amount, and methods determined by regulators to refund amounts to customers resulting from tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, results of Neuco (including the ability to be accretive to earnings over the first twelve months), Centuri construction expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri, acquisitions and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

Based on the most recent evaluation, as of June 30, 2018, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Based on the most recent evaluation, as of June 30, 2018, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2018 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

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

ITEMS 1A through 3. None.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS

The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 12.01	-	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Holdings, Inc.

Exhibit 12.02	-	Computation of Ratios of Earnings to Fixed Charges – Southwest Gas Corporation

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation.

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation.

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)

Date: August 8, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)

Date: August 8, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer