Form 10-Q
period 2018-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2018-11-07
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.	California	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237

1-7850	Southwest Gas Corporation	California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237
Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that each registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 49,431,933 shares as of October 31, 2018.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of January 1, 2017.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

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
Part I—Financial information in this Quarterly Report on Form 10-Q includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income, and statements of cash flows) for Southwest Gas Holdings, Inc. and Southwest Gas Corporation, in that order. The Notes to the Condensed Consolidated Financial Statements are presented on a combined basis for both entities. All Items other than Part I – Item 1 are combined for the reporting companies.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Utility plant:
Gas plant	$6,928,471	$6,629,644
Less: accumulated depreciation	(2,275,376)	(2,231,242)
Construction work in progress	216,735	125,248
Net utility plant	4,869,830	4,523,650
Other property and investments	466,500	428,180
Current assets:
Cash and cash equivalents	69,170	43,622
Accounts receivable, net of allowances	347,571	347,375
Accrued utility revenue	34,600	78,200
Income taxes receivable	49,603	7,960
Deferred purchased gas costs	—	14,581
Prepaids and other current assets	220,249	165,294
Total current assets	721,193	657,032
Noncurrent assets:
Goodwill	176,059	179,314
Deferred income taxes	1,185	1,480
Deferred charges and other assets	419,829	447,410
Total noncurrent assets	597,073	628,204
Total assets	$6,654,596	$6,237,066
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 49,422,938 and 48,090,470 shares)	$51,053	$49,720
Additional paid-in capital	1,045,840	955,332
Accumulated other comprehensive income (loss), net	(53,390)	(47,682)
Retained earnings	902,730	857,398
Total Southwest Gas Holdings, Inc. equity	1,946,233	1,814,768
Noncontrolling interest	(452)	(2,365)
Total equity	1,945,781	1,812,403
Long-term debt, less current maturities	2,123,641	1,798,576
Total capitalization	4,069,422	3,610,979
Current liabilities:
Current maturities of long-term debt	33,429	25,346
Short-term debt	31,500	214,500
Accounts payable	172,237	228,315
Customer deposits	68,100	69,781
Income taxes payable	2,572	5,946
Accrued general taxes	51,734	43,879
Accrued interest	30,594	17,870
Deferred purchased gas costs	93,023	6,841
Other current liabilities	229,521	203,403
Total current liabilities	712,710	815,881
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	519,146	476,960
Accumulated removal costs	322,000	315,000
Other deferred credits and other long-term liabilities	1,031,318	1,018,246
Total deferred income taxes and other credits	1,872,464	1,810,206
Total capitalization and liabilities	$6,654,596	$6,237,066
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Operating revenues:
Gas operating revenues	$217,523	$213,059	$987,515	$935,823	$1,354,000	$1,276,308
Construction revenues	450,623	380,094	1,105,844	872,536	1,479,792	1,173,576
Total operating revenues	668,146	593,153	2,093,359	1,808,359	2,833,792	2,449,884
Operating expenses:
Net cost of gas sold	49,903	45,539	319,101	261,839	412,307	334,888
Operations and maintenance	105,508	97,422	313,294	299,920	406,137	394,725
Depreciation and amortization	62,156	58,529	185,941	189,089	247,803	260,457
Taxes other than income taxes	15,036	14,046	44,959	43,325	59,580	56,221
Construction expenses	395,862	342,629	1,007,485	806,586	1,349,862	1,073,090
Total operating expenses	628,465	558,165	1,870,780	1,600,759	2,475,689	2,119,381
Operating income	39,681	34,988	222,579	207,600	358,103	330,503
Other income and (expenses):
Net interest deductions	(24,548)	(19,494)	(70,831)	(56,863)	(92,032)	(76,423)
Other income (deductions)	889	(1,980)	(6,151)	(5,780)	(6,401)	(8,007)
Total other income and (expenses)	(23,659)	(21,474)	(76,982)	(62,643)	(98,433)	(84,430)
Income before income taxes	16,022	13,514	145,597	144,957	259,670	246,073
Income tax expense	3,691	3,094	33,421	47,411	51,098	82,833
Net income	12,331	10,420	112,176	97,546	208,572	163,240
Net income (loss) attributable to noncontrolling interest	—	216	(797)	170	(866)	684
Net income attributable to Southwest Gas Holdings, Inc.	$12,331	$10,204	$112,973	$97,376	$209,438	$162,556
Basic earnings per share	$0.25	$0.21	$2.31	$2.05	$4.30	$3.42
Diluted earnings per share	$0.25	$0.21	$2.31	$2.03	$4.29	$3.39
Dividends declared per share	$0.520	$0.495	$1.560	$1.485	$2.055	$1.935
Average number of common shares	49,493	47,628	48,916	47,577	48,728	47,553
Average shares (assuming dilution)	49,553	47,986	48,968	47,912	48,781	47,896
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Net income	$12,331	$10,420	$112,176	$97,546	$208,572	$163,240
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	762	621	969	828
Amortization of net actuarial loss	6,387	3,944	19,161	11,832	23,105	16,027
Regulatory adjustment	(5,746)	(3,555)	(17,236)	(10,667)	6,021	(2,741)
Net defined benefit pension plans	895	596	2,687	1,786	(2,606)	(4)
Forward-starting interest rate swaps:
Amounts reclassified into net income	636	518	1,907	1,554	2,426	2,073
Net forward-starting interest rate swaps	636	518	1,907	1,554	2,426	2,073
Foreign currency translation adjustments	599	1,012	(1,002)	1,861	(1,092)	1,408
Total other comprehensive income (loss), net of tax	2,130	2,126	3,592	5,201	(1,272)	3,477
Comprehensive income	14,461	12,546	115,768	102,747	207,300	166,717
Comprehensive income (loss) attributable to noncontrolling interests	—	198	(797)	181	(866)	679
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$14,461	$12,348	$116,565	$102,566	$208,166	$166,038
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$112,176	$97,546	$208,572	$163,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185,941	189,089	247,803	260,457
Deferred income taxes	36,210	49,409	50,190	74,439
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(1,659)	(15,330)	(27,276)	(13,765)
Accrued utility revenue	43,600	42,100	(500)	(1,100)
Deferred purchased gas costs	100,763	(79,127)	84,282	(114,658)
Accounts payable	(48,618)	(26,771)	(1,886)	19,866
Accrued taxes	(9,840)	4,689	(12,417)	38,084
Other current assets and liabilities	1,245	43,044	(50,002)	3,590
Gains on sale	(997)	(1,452)	(3,741)	(4,483)
Changes in undistributed stock compensation	4,686	9,199	6,375	10,308
AFUDC	(1,034)	(2,077)	(1,253)	(2,473)
Changes in other assets and deferred charges	(10,497)	(14,470)	(18,296)	(1,436)
Changes in other liabilities and deferred credits	(4,583)	3,395	(3,747)	(10,239)
Net cash provided by operating activities	407,393	299,244	478,104	421,830
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(560,165)	(449,998)	(733,816)	(575,141)
Acquisition of businesses, net of cash acquired	(4,209)	—	(98,413)	—
Changes in customer advances	11,051	(1,951)	13,325	504
Miscellaneous inflows	3,827	9,160	11,312	14,234
Net cash used in investing activities	(549,496)	(442,789)	(807,592)	(560,403)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	92,234	11,563	121,826	11,505
Dividends paid	(74,535)	(68,503)	(98,162)	(89,870)
Centuri distribution to redeemable noncontrolling interest	—	(204)	—	(544)
Issuance of long-term debt, net	480,993	104,308	783,748	119,308
Retirement of long-term debt	(143,757)	(100,240)	(382,486)	(159,162)
Change in credit facility and commercial paper	—	145,000	—	150,000
Change in short-term debt	(183,000)	110,500	(79,000)	110,500
Principal payments on capital lease obligations	(422)	(796)	(606)	(1,025)
Redemption of Centuri shares from noncontrolling parties	—	(23,000)	—	(23,000)
Withholding remittance - share-based compensation	(2,880)	(3,176)	(2,880)	(3,176)
Other	(1,121)	(1,104)	(3,091)	(2,068)
Net cash provided by financing activities	167,512	174,348	339,349	112,468
Effects of currency translation on cash and cash equivalents	139	283	157	103
Change in cash and cash equivalents	25,548	31,086	10,018	(26,002)
Cash and cash equivalents at beginning of period	43,622	28,066	59,152	85,154
Cash and cash equivalents at end of period	$69,170	$59,152	$69,170	$59,152
Supplemental information:
Interest paid, net of amounts capitalized	$49,568	$45,771	$75,740	$66,077
Income taxes paid (received)	$18,261	$3,687	$20,247	$(21,875)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Utility plant:
Gas plant	$6,928,471	$6,629,644
Less: accumulated depreciation	(2,275,376)	(2,231,242)
Construction work in progress	216,735	125,248
Net utility plant	4,869,830	4,523,650
Other property and investments	125,204	119,114
Current assets:
Cash and cash equivalents	49,065	37,946
Accounts receivable, net of allowances	70,094	119,748
Accrued utility revenue	34,600	78,200
Income taxes receivable	46,250	—
Deferred purchased gas costs	—	14,581
Prepaids and other current assets	202,705	153,771
Total current assets	402,714	404,246
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	403,505	425,564
Total noncurrent assets	413,600	435,659
Total assets	$5,811,348	$5,482,669
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,041,310	948,767
Accumulated other comprehensive income (loss), net	(51,779)	(47,073)
Retained earnings	681,284	659,193
Total Southwest Gas Corporation equity	1,719,927	1,609,999
Long-term debt, less current maturities	1,818,621	1,521,031
Total capitalization	3,538,548	3,131,030
Current liabilities:
Short-term debt	9,000	191,000
Accounts payable	98,956	158,474
Customer deposits	68,100	69,781
Income taxes payable	—	4,971
Accrued general taxes	51,734	43,879
Accrued interest	30,481	17,171
Deferred purchased gas costs	93,023	6,841
Payable to parent	380	194
Other current liabilities	111,658	108,785
Total current liabilities	463,332	601,096
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	485,072	445,243
Accumulated removal costs	322,000	315,000
Other deferred credits and other long-term liabilities	1,002,396	990,300
Total deferred income taxes and other credits	1,809,468	1,750,543
Total capitalization and liabilities	$5,811,348	$5,482,669
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Continuing operations:
Gas operating revenues	$217,523	$213,059	$987,515	$935,823	$1,354,000	$1,276,308
Operating expenses:
Net cost of gas sold	49,903	45,539	319,101	261,839	412,307	334,888
Operations and maintenance	104,657	97,359	312,055	298,827	404,549	393,632
Depreciation and amortization	47,924	46,194	145,549	153,643	193,828	212,693
Taxes other than income taxes	15,036	14,046	44,959	43,325	59,580	56,221
Total operating expenses	217,520	203,138	821,664	757,634	1,070,264	997,434
Operating income	3	9,921	165,851	178,189	283,736	278,874
Other income and (expenses):
Net interest deductions	(20,399)	(17,421)	(59,803)	(51,622)	(77,914)	(69,464)
Other income (deductions)	836	(1,775)	(5,861)	(5,824)	(6,425)	(9,200)
Total other income and (expenses)	(19,563)	(19,196)	(65,664)	(57,446)	(84,339)	(78,664)
Income (loss) from continuing operations before income taxes	(19,560)	(9,275)	100,187	120,743	199,397	200,210
Income tax expense (benefit)	(5,890)	(5,251)	20,886	38,307	45,714	65,887
Income (loss) from continuing operations	(13,670)	(4,024)	79,301	82,436	153,683	134,323
Discontinued operations - construction services:
Income before income taxes	—	—	—	—	—	21,649
Income tax expense	—	—	—	—	—	7,842
Income	—	—	—	—	—	13,807
Noncontrolling interests	—	—	—	—	—	514
Income - discontinued operations	—	—	—	—	—	13,293
Net income (loss)	$(13,670)	$(4,024)	$79,301	$82,436	$153,683	$147,616
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Continuing operations:
Net income (loss) from continuing operations	$(13,670)	$(4,024)	$79,301	$82,436	$153,683	$134,323
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(32,701)	(14,118)
Amortization of prior service cost	254	207	762	621	969	828
Amortization of net actuarial loss	6,387	3,944	19,161	11,832	23,105	16,027
Regulatory adjustment	(5,746)	(3,555)	(17,236)	(10,667)	6,021	(2,741)
Net defined benefit pension plans	895	596	2,687	1,786	(2,606)	(4)
Forward-starting interest rate swaps:
Amounts reclassified into net income	636	518	1,907	1,554	2,426	2,073
Net forward-starting interest rate swaps	636	518	1,907	1,554	2,426	2,073
Total other comprehensive income (loss), net of tax from continuing operations	1,531	1,114	4,594	3,340	(180)	2,069
Comprehensive income (loss) from continuing operations	(12,139)	(2,910)	83,895	85,776	153,503	136,392
Discontinued operations - construction services:
Net income	—	—	—	—	—	13,293
Foreign currency translation adjustments	—	—	—	—	—	(453)
Comprehensive income	—	—	—	—	—	12,840
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	(16)
Comprehensive income attributable to discontinued operations - construction services	—	—	—	—	—	12,856
Comprehensive income (loss)	$(12,139)	$(2,910)	$83,895	$85,776	$153,503	$149,248
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$79,301	$82,436	$153,683	$148,130
Income from discontinued operations	—	—	—	13,807
Income from continuing operations	79,301	82,436	153,683	134,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,549	153,643	193,828	212,693
Deferred income taxes	33,239	44,621	55,787	72,627
Changes in current assets and liabilities:
Accounts receivable, net of allowances	49,654	43,818	(2,066)	(7,131)
Accrued utility revenue	43,600	42,100	(500)	(1,100)
Deferred purchased gas costs	100,763	(79,127)	84,282	(114,658)
Accounts payable	(53,217)	(45,972)	(2,700)	17,271
Accrued taxes	(16,026)	4,092	(9,735)	29,143
Other current assets and liabilities	(35,154)	32,453	(81,333)	(224)
Changes in undistributed stock compensation	4,269	7,999	5,558	9,108
AFUDC	(1,034)	(2,077)	(1,253)	(2,473)
Changes in other assets and deferred charges	(11,025)	(14,861)	(19,082)	(1,914)
Changes in other liabilities and deferred credits	7,550	2,883	8,208	(10,751)
Net cash provided by operating activities	347,469	272,008	384,677	336,914
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(486,037)	(395,463)	(651,022)	(514,661)
Changes in customer advances	11,051	(1,951)	13,325	504
Miscellaneous inflows	1,316	2,407	1,650	2,925
Dividends received	—	—	—	9,660
Net cash used in investing activities	(473,670)	(395,007)	(636,047)	(501,572)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	—	—	(58)
Contributions from parent	90,644	11,659	120,344	11,659
Dividends paid	(65,000)	(60,497)	(86,000)	(81,864)
Issuance of long-term debt, net	297,495	—	297,495	—
Retirement of long-term debt	—	(25,000)	—	(25,000)
Change in credit facility and commercial paper	—	145,000	—	150,000
Change in short-term debt	(182,000)	83,000	(74,000)	83,000
Withholding remittance - share-based compensation	(2,880)	(3,176)	(2,880)	(3,176)
Other	(939)	(544)	(991)	(1,508)
Net cash provided by financing activities	137,320	150,442	253,968	133,053
Net cash provided by discontinued operating activities	—	—	—	57,680
Net cash used in discontinued investing activities	—	—	—	(11,049)
Net cash used in discontinued financing activities	—	—	—	(44,491)
Effects of currency translation on cash and cash equivalents	—	—	—	(180)
Change in cash and cash equivalents	11,119	27,443	2,598	(29,645)
Change in cash and cash equivalents of discontinued operations included in discontinued operations construction services assets	—	—	—	(1,960)
Change in cash and cash equivalents of continuing operations	11,119	27,443	2,598	(31,605)
Cash and cash equivalents at beginning of period	37,946	19,024	46,467	78,072
Cash and cash equivalents at end of period	$49,065	$46,467	$49,065	$46,467
Supplemental information:
Interest paid, net of amounts capitalized	$42,986	$40,751	$67,025	$59,448
Income taxes paid (received)	$11,286	$4	$3,428	$(27,952)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 1 – Nature of Operations and Basis of Presentation
Nature of Operations. Southwest Gas Holdings, Inc. is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) and all of the shares of common stock of Centuri Construction Group, Inc. (“Centuri,” the “construction services” or “infrastructure services” segment). Prior to August 2017, only 96.6% of Centuri shares were owned by Southwest Gas Holdings, Inc. During August 2017, Southwest Gas Holdings, Inc. acquired the remaining 3.4% equity interest in Centuri that was held by the previous owners.
Southwest Gas Corporation is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures. Centuri is a comprehensive infrastructure services enterprise dedicated to meeting the growing demands of North American utilities, energy, and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial infrastructure solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Canyon Pipeline Construction, Inc. (“Canyon”), NPL Canada Ltd. (“NPL Canada”), W.S. Nicholls Construction, Inc. (“W.S. Nicholls”), and Canyon Special Projects, Inc. (“Special Projects,” formerly Brigadier Pipelines Inc.). Typically, Centuri revenues are lowest during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months. In November 2017, Centuri acquired New England Utility Constructors, Inc. (“Neuco”) for $99 million, less assumed debt, thereby expanding its core services in the Northeast region of the United States. See the Southwest Gas Holdings, Inc. March 31, 2018 Form 10-Q for additional information about this acquisition, including final purchase accounting.
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
No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments as a result of the foregoing organizational changes, or due to the acquisition of Neuco. Following the organizational changes, Centuri operations continue to be part of continuing operations and included in the consolidated financial statements of the Company.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Early Adoption of Accounting Standards Update (“ASU”) No. 2018-02. In January 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” Early adoption of the amendments in this update was permitted, including adoption in any interim period. Therefore, the Company and Southwest chose to adopt the update early, as permitted, as of January 1, 2018. The adoption of this update is considered a change in accounting principle. The update addressed issues resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the “TCJA”). Stakeholders raised a narrow-scope financial reporting issue that arose as a consequence of the TCJA related to the fact that when deferred tax balances were remeasured in December 2017, those deferred tax balances were to be reduced, but related amounts historically accumulated in Accumulated other comprehensive income (“AOCI”) prior to the enactment of the TCJA, were required to be recognized as income tax expense rather than being relieved from AOCI. The amendments in this update allowed a reclassification from AOCI to retained earnings for those otherwise “stranded” tax effects in AOCI following enactment of the TCJA. Accordingly, approximately $9.3 million of previously stranded tax effects resulting from the TCJA were reclassified to retained earnings from AOCI on the Condensed Consolidated Balance Sheets of Southwest and the Company effective with the early adoption date. Also in association with the adoption, the Company and Southwest elected an accounting policy for releasing income tax effects from AOCI, such that the release of any income tax effects from AOCI will occur as individual items in AOCI are sold or liquidated, to the extent that the related income tax effects are material. See Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income for more information.
Prepaids and other current assets. Prepaids and other current assets includes gas pipe materials and operating supplies of $53 million at September 30, 2018 and $33 million at December 31, 2017 (carried at weighted average cost), as well as $73 million at September 30, 2018 and $40 million at December 31, 2017 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).
Income Taxes. On December 22, 2017, as indicated above, the TCJA legislation was enacted. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes extensive changes which significantly impact the taxation of business entities, including specific provisions related to regulated public utilities. A significant change that impacts the Company and Southwest includes the reduction in the corporate federal income tax rate from 35% to 21%. The tax rate reduction created excess deferred taxes, resulting in the required remeasurement of deferred tax balances, which when remeasured during the fourth quarter of 2017, reduced income tax expense. The regulated operations of Southwest experienced other impacts due to the applicable rate-regulation and the accounting treatment prescribed by U.S. GAAP to reflect the economics of that regulation. The remeasurement for Southwest reduced the net deferred income tax liability and caused the creation of a regulatory liability with appropriate tax gross-up. Both the deferred tax liabilities and excess deferred tax liabilities (included within regulatory liabilities) reduce utility rate base. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers, and ultimate facilitation will occur in conjunction with appropriate regulatory commissions. During the nine months ended September 30, 2018, tax expense for the Company and Southwest reflects the lower U.S. federal income tax rate now in effect (as applicable to earnings in 2018). Amounts recorded by the Company and Southwest associated with the measurement and accounting for the effects of the TCJA are provisional reasonable estimates. Management is continuing to evaluate and finalize all provisional items during the measurement period permitted by the SEC and the FASB, and will complete its assessment in the fourth quarter of 2018.
In July 2018, the Arizona Corporation Commission (the “ACC”) staff issued a recommended opinion and order, and the ACC issued a decision (the “Decision”) based on the staff recommendation, requiring Southwest to return the difference in excess cost-of-service rates due to tax reform. The Decision required Southwest to provide a bill credit in August 2018 for excess taxes collected from January through July 2018. Also as required by the Decision, Southwest began tracking, in a regulatory account, the difference between amounts expected to be returned and the actual amounts returned by these means. As of September 30, 2018, this difference of $2.4 million is reflected in Other current liabilities on the balance sheets of both Southwest and the Company.
Other current liabilities. Other current liabilities for Southwest include $22 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. at September 30, 2018.
Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with a purchase-date maturity of three months or less. In general, cash and cash equivalents fall within Level 1 (quoted prices for identical financial instruments) of the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability. However, cash and cash equivalents for Southwest and the Company also include money market fund investments totaling approximately $38.8 million and $39.6 million, respectively, which fall within Level 2 (significant other observable inputs) of the fair value hierarchy, due to the asset valuation methods used by money market funds.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. In consideration of the holding company reorganization, management of the Company considered its reporting units and segments and determined that historic judgments regarding its segments and reporting units continue to apply, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first nine months of 2018.

(Thousands of dollars)	Natural Gas Operations	Infrastructure Services	Consolidated
December 31, 2017	$10,095	$169,219	$179,314
Additional goodwill from Neuco acquisition	—	182	182
Foreign currency translation adjustment	—	(3,437)	(3,437)
September 30, 2018	$10,095	$165,964	$176,059
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 4 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2018	December 31, 2017
Centuri accounts receivable for services provided to Southwest	$13,566	$12,987
The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	September 30, 2018	December 31, 2017
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$123,476	$117,341
Other property	1,728	1,773
Total Southwest Gas Corporation	125,204	119,114
Centuri property, equipment, and intangibles	613,365	554,730
Centuri accumulated depreciation/amortization	(287,396)	(258,906)
Other property	15,327	13,242
Total Southwest Gas Holdings, Inc.	$466,500	$428,180
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$4,700	$2,100	$6,000	$6,800	$9,500	$8,800
Interest income	1,506	670	4,301	1,848	5,237	2,417
Equity AFUDC	448	968	1,034	2,077	1,253	2,473
Other components of net periodic benefit cost	(5,265)	(4,856)	(15,794)	(14,568)	(20,650)	(19,508)
Miscellaneous income and (expense)	(553)	(657)	(1,402)	(1,981)	(1,765)	(3,382)
Southwest Gas Corporation - total other income (deductions)	836	(1,775)	(5,861)	(5,824)	(6,425)	(9,200)
Infrastructure services segment:
Interest income	4	1	6	2	7	2
Foreign transaction gain (loss)	(91)	(442)	258	(640)	144	(640)
Miscellaneous income and (expense)	125	231	(595)	676	(175)	1,825
Centuri - total other income (deductions)	38	(210)	(331)	38	(24)	1,187
Corporate and administrative	15	5	41	6	48	6
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$889	$(1,980)	$(6,151)	$(5,780)	$(6,401)	$(8,007)
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
Recently Issued Accounting Standards Updates.
In February 2016, the FASB issued the update “Leases (Topic 842).” Under the update, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability for the obligation to make lease payments, measured on a discounted basis; and

•	A right-of-use asset for the right to use, or control the use of, a specified asset for the lease term.
Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, “Revenue from Contracts with Customers.” Though companies have historically been required to make disclosures regarding leases and associated contractual obligations, leases with terms longer than a year will no longer exist off-balance sheet. Early application of the update is permitted. Management will adopt the update for interim and annual reporting periods commencing January 1, 2019 (the required adoption date). In July 2018,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

the FASB issued narrow-scope improvements to the standard, which include, among other things, guidance on lease classification reassessment and certain circumstances surrounding remeasurement. Also included was clarification that lessor-controlled options to terminate a lease are considered in the lease term.

Management expects to elect various practical expedients and accounting policies regarding the transition method used to implement Topic 842. The Company and Southwest plan to elect the new optional transition method included within the recent FASB update “Leases—Targeted Improvements”, also issued in July 2018, which allows for comparative periods not to be restated. In conjunction with this decision, management currently expects that no retained earnings adjustment will be necessary due to the adoption of Topic 842. At a minimum, management expects the following regarding Topic 842 practical expedients and accounting policy elections:

•
To elect to use the “package”, which is a set of three practical expedients that must be elected as a package and applied consistently to all of the Company’s and Southwest’s leases. These include: not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for expired or existing leases (that is, existing operating and capital leases in accordance with current lease guidance will in each case be classified as operating and finance leases, respectively, under the updated guidance); and not reassessing initial direct costs for any existing leases.

•
To elect to adopt the practical expedient to exclude all easements in place prior to January 1, 2019 from treatment under Topic 842. However, the Company and Southwest will evaluate any new easements entered into after the effective date of the standard to determine if the arrangements should be accounted for as leases.

•	To make an accounting policy election by asset class to include both the lease and non-lease components (as defined in the guidance) as a single component.

•	To make an accounting policy election to not apply Topic 842 to short-term leases, as permitted.
Management is continuing to implement new software systems (one for Southwest and one for Centuri) to facilitate compliance with Topic 842. Management continues to evaluate the guidance in light of its customary leasing arrangements (and other arrangements in association with the new guidance) to determine the effect the new standard, and amendments, will have on its financial position, results of operations, cash flows, and business processes.
In June 2016, the FASB issued the update “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.” The update amends guidance on reporting credit losses for financial assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the update eliminates the “probable” threshold for initial recognition of credit losses in current U.S. GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current U.S. GAAP; however, the update will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The update affects loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for interim and related annual fiscal periods after December 15, 2018. Management is evaluating what impact, if any, this update might have on its consolidated financial statements and disclosures.

In August 2018, the FASB issued the update “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (that is a service contract) with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also requires the entity to expense the capitalized implementation costs of such hosting arrangements over the term of the hosting arrangement, including reasonably certain renewal periods. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for interim and related annual fiscal periods after December 15, 2018. Management is evaluating the impacts this update might have on its consolidated financial statements and disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

In August 2018, the FASB issued the update “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update removes disclosures that are no longer considered cost-beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The update applies to all employers that sponsor defined benefit pension or other post-retirement plans. The update is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. Management is evaluating the impacts this update might have on its disclosures.

In August 2018, the FASB issued the update “Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The update is intended to improve the effectiveness of fair value measurement disclosures and removes the following disclosure requirements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also modifies or clarifies for investments in certain entities that calculate net asset value, a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse (in cases when the timing has been communicated or announced publicly). It also clarifies communication requirements about measurement uncertainty as of the reporting date. Furthermore, the update added requirements to disclose changes in unrealized gains/losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, as well as the range and weighted average value of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if it would be a more reasonable and rational method to reflect the distribution of inputs to the measurements. Management is evaluating the impacts this update might have on its disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 2 – Components of Net Periodic Benefit Cost
As of January 1, 2018, the Company and Southwest adopted “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The update requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations and be appropriately described. The update also allows only the service cost component (and not the other components of periodic benefit costs) to be eligible for capitalization when applicable, making no exception for specialized industries, including rate-regulated industries. This guidance is required to be applied on a retrospective basis for the presentation of the service cost and other components of net benefit cost, and on a prospective basis for the capitalization of only the service cost component of net benefit cost. Amounts capitalized as part of assets prior to the date of adoption were not adjusted through a cumulative effect adjustment. The guidance allows a practical expedient for the retrospective application that permits use of the amounts disclosed for the various components of net benefit cost in the pension and other postretirement benefit plans footnote as the basis for the retrospective application. This is in lieu of determining how much of the various components of net benefit cost were actually reflected in the income statement each period as a result of capitalization of certain costs into assets and their subsequent amortization. The Company and Southwest have elected to utilize the practical expedient.
Therefore, upon adoption, amounts presented in the Condensed Consolidated Statements of Income for operations and maintenance for the three-, nine-, and twelve-month periods ended September 30, 2017 were reclassified. The Operations and maintenance line item of the Company’s Condensed Consolidated Statements of Income was revised from $102.3 million to $97.4 million for the three months ended September 30, 2017, from $314.5 million to $299.9 million for the nine months ended September 30, 2017, and from $414.2 million to $394.7 million for the twelve months ended September 30, 2017. The Operations and maintenance line item of Southwest’s Condensed Consolidated Statements of Income was revised from $102.2 million to $97.4 million for the three months ended September 30, 2017, from $313.4 million to $298.8 million for the nine months ended September 30, 2017, and from $413.1 million to $393.6 million for the twelve months ended September 30, 2017. The Other income (deductions) line item of the Company’s Condensed Consolidated Statements of Income was revised from $2.9 million to $(2.0) million for the three months ended September 30, 2017, from $8.8 million to $(5.8) million for the nine months ended September 30, 2017, and from $11.5 million to $(8.0) million for the twelve months ended September 30, 2017. The Other income (deductions) line item of Southwest’s Condensed Consolidated Statements of Income was revised from $3.1 million to $(1.8) million for the three months ended September 30, 2017, from $8.7 million to $(5.8) million for the nine months ended September 30, 2017, and from $10.3 million to $(9.2) million for the twelve months ended September 30, 2017. Net income overall was not impacted by this reclassification for either the Company or Southwest.
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.
During the first quarter of 2018, qualifying “term-vested” participants were offered a lump-sum present value payout of their pensions. The offer was primarily intended to reduce insurance and ongoing maintenance costs associated with qualifying participant balances. About one-quarter of the approximate 385 eligible participants accepted the offer, resulting in an approximate $6.8 million payment from pension assets in the third quarter of 2018. The lump sum payout will have no impact on net periodic benefit cost or pension funding requirements during 2018.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$7,139	$5,848	$21,417	$17,544	$27,265	$23,252
Interest cost	11,043	11,520	33,130	34,561	44,652	46,068
Expected return on plan assets	(14,689)	(13,799)	(44,066)	(41,397)	(57,865)	(55,536)
Amortization of net actuarial loss	8,029	6,001	24,086	18,003	30,087	24,319
Net periodic benefit cost	$11,522	$9,570	$34,567	$28,711	$44,139	$38,103

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$61	$77	$183	$232	$260	$315
Interest cost	415	471	1,244	1,413	1,714	1,878
Amortization of net actuarial loss	375	361	1,126	1,081	1,486	1,426
Net periodic benefit cost	$851	$909	$2,553	$2,726	$3,460	$3,619

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2018	2017	2018	2017	2018	2017
(Thousands of dollars)
Service cost	$368	$367	$1,105	$1,101	$1,472	$1,476
Interest cost	687	808	2,061	2,424	2,869	3,218
Expected return on plan assets	(929)	(839)	(2,789)	(2,518)	(3,629)	(3,305)
Amortization of prior service costs	334	333	1,002	1,001	1,336	1,335
Amortization of net actuarial loss	—	—	—	—	—	105
Net periodic benefit cost	$460	$669	$1,379	$2,008	$2,048	$2,829

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
The following information about the Company’s revenues is presented by segment. Southwest encompasses one segment – natural gas operations.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Southwest acts as an agent for state and local taxing authorities in the collection and remission of a variety of taxes, including sales and use taxes and surcharges. These taxes are not included in Gas operating revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.
Southwest generally offers two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to many types of customers (primarily residential) under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of state commissions and the FERC. Southwest provides both the commodity and the related distribution service to nearly all of its approximate 2 million customers, and only several hundred customers (who are eligible to secure their own gas) subscribe to transportation-only service. Also, only a few hundred customers have contracts with stated periods. Southwest recognizes revenue when it satisfies its performance requirement by transferring volumes of gas to the customer. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of performance obligations of Southwest. The amount billable via regulated rates (both volumetric and fixed monthly rates as part of rate design) corresponds to the value to the customer, and management believes that the amount billable under the “invoice practical expedient” (amount Southwest has the right to invoice) is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are restricted from being billed due only to the passage of time and therefore are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date, and customers can generally terminate service at will.
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
Under its regulation, Southwest enters into negotiated rate contracts for those customers located in proximity to another pipeline, which pose a threat of bypassing its distribution system. Southwest may also enter into similar contracts for customers otherwise able to satisfy their energy needs by means of alternative fuel to natural gas. Less than two dozen customers are party to contracts with rate components subject to negotiation. Many rate provisions and terms of service for these less common types of contracts are also subject to regulatory oversight and tariff provisions. The performance obligations for these customers are satisfied similarly to those for other customers by means of transporting/delivering natural gas to the customer. Many or most of the rate components, and structures, for these types of customers are the same as those for similar customers without negotiated rate components; and the negotiated rates are within the parameters of the tariff guidelines. Management determined that these arrangements qualify for the invoice practical expedient for recognizing revenue. Furthermore, while some of these contracts include contract periods extending over time, including multiple years, as amounts billable under the contract are based on rates in effect for the customer for service provided to date, no significant financing component is deemed to exist.
As indicated above, revenues also include the net impacts of margin tracker/decoupling accruals. All of Southwest’s service territories have decoupled rate structures (also referred to as alternative revenue programs) that are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin. The primary alternative revenue programs involve permissible adjustments for differences between stated tariff benchmarks and amounts billable through revenue from contracts with customers via existing rates. Such adjustments are recognized monthly in revenue and in the associated regulatory asset/liability accounts in advance of rate adjustments intended to collect or return amounts recognized. Revenues recognized for the adjustment to the benchmarks noted are required to be presented separately from revenues from contracts from customers, and as such, are provided below and identified as alternative revenue program revenue.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
(Thousands of dollars)	2018	2017	2018	2017	2018	2017
Residential	$120,249	$123,459	$631,562	$624,638	$864,128	$854,840
Small commercial	40,020	41,656	183,616	173,799	253,330	237,430
Large commercial	11,360	11,475	39,934	37,851	54,462	50,397
Industrial/other	5,390	5,024	17,391	15,518	23,899	20,946
Transportation	19,818	20,545	64,591	64,235	88,115	86,528
Revenue from contracts with customers	196,837	202,159	937,094	916,041	1,283,934	1,250,141
Alternative revenue program revenues (deferrals)	9,094	9,123	46,696	15,026	67,017	21,300
Other revenues (a)	11,592	1,777	3,725	4,756	3,049	4,867
Total Gas operating revenues	$217,523	$213,059	$987,515	$935,823	$1,354,000	$1,276,308

(a)
Includes various other revenues, and during the first six months of 2018, included $12.5 million as a reserve against revenue associated with a tax reform savings adjustment. During the third quarter of 2018, amounts previously recognized were reclassified to the various categories of revenue from contracts with customers when incorporated in tariff rates. Refer to Income Taxes in Note 1 – Nature of Operations and Basis of Presentation.

Infrastructure Services Segment:
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
Centuri derives revenue from the installation, replacement, repair, and maintenance of energy distribution systems, and in developing industrial construction solutions. Centuri has operations in the U.S. and Canada. The majority of Centuri’s revenues are related to contracts for natural gas pipeline replacement and installation work for natural gas utilities. In addition, Centuri performs certain industrial construction activities for various customers and industries. Centuri has two types of agreements with its customers: master services agreements (“MSAs”) and bid contracts. Most of Centuri’s customers supply many of their own materials in order for Centuri to complete its work under the contracts.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

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
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen circumstances not originally contemplated. These factors, along with other risks inherent in performing fixed-price contracts may cause actual revenues and gross profit for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and earnings, the impacts for which are recognized in the period in which the changes are identified. Once identified, these types of conditions continue to be evaluated for each project throughout the project term and ongoing revisions in management’s estimates of contract value, contract cost, and contract profit are recognized as necessary in the period determined.
Centuri categorizes work performed under MSAs and bid contracts into three primary service types: replacement gas construction, new gas construction, and other construction. Replacement gas construction includes work involving previously existing gas pipelines. New gas construction involves the installation of new pipelines or service lines to areas that do not already have gas services. Other construction includes all other work and can include industrial installation, water infrastructure installation, electric infrastructure installation, etc.
Contracts can have consideration that is variable. For MSAs, variable consideration is evaluated at the customer level as the terms creating variability in pricing are included within the MSA and are not specific to a work authorization. For multi-year MSAs, variable consideration items are typically determined for each year of the contract and not for the full contract term. For bid contracts, variable consideration is evaluated at the individual contract level. The expected value method or most likely amount method is used based on the nature of the variable consideration. Types of variable consideration include liquidated damages, delay penalties, performance incentives, safety bonuses, payment discounts, and volume rebates. Centuri will typically estimate variable consideration and adjust financial information, as necessary.
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
The following tables display Centuri’s revenue from contracts with customers disaggregated by service type and contract type:

(Thousands of dollars)	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Service Types:
Replacement gas construction	$305,177	$238,957	$718,598	$540,907	$965,757	$765,068
New gas construction	50,544	43,216	131,017	116,521	179,872	180,093
Other construction	94,902	97,921	256,229	215,108	334,163	228,415
Total Construction revenues	$450,623	$380,094	$1,105,844	$872,536	$1,479,792	$1,173,576

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

(Thousands of dollars)	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Contract Types:
Master services agreement	$348,274	$261,576	$832,813	$617,129	$1,101,216	$831,465
Bid contract	102,349	118,518	273,031	255,407	378,576	342,111
Total Construction revenues	$450,623	$380,094	$1,105,844	$872,536	$1,479,792	$1,173,576

Unit priced contracts	$368,918	$332,462	$948,593	$782,560	$1,286,059	$993,294
Fixed priced contracts	81,705	47,632	157,251	89,976	193,733	180,282
Total Construction revenues	$450,623	$380,094	$1,105,844	$872,536	$1,479,792	$1,173,576
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, and amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of September 30, 2018 and December 31, 2017 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2018	December 31, 2017
Contracts receivable, net	$191,923	$221,859
Revenue earned on contracts in progress in excess of billings	85,554	5,768
Amounts billed in excess of revenue earned on contracts	7,192	9,602
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. Upon adoption of Topic 606, the Company reclassified $51.7 million to revenue earned on contracts in progress in excess of billings, and during the nine months ended September 30, 2018, recognized an increase of $33.8 million, excluding the impact from the adoption, primarily related to normal operating and billing activities. The amounts billed in excess of revenue earned (contract liability) primarily relates to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from January 1, 2018 to September 30, 2018 is due to revenue recognized of $9.6 million that was included in this item as of January 1, 2018, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
Prior to the adoption of Topic 606, revenue earned on contracts in progress in excess of billings was only used to recognize contract assets related to fixed-price contracts under previous accounting guidance. This balance now includes any conditional contract assets for both fixed-price contracts and unit-price contracts. Centuri considers retention and unbilled amounts to customers to be conditional contract assets, as payment is contingent on the occurrence of a future event. Contracts receivable, net, includes only amounts that are unconditional in nature, which means only the passage of time remains and Centuri has invoiced the customer. Similarly, amounts billed in excess of revenue earned on contracts was only used to recognize contract liabilities related to fixed-price contracts under previous accounting guidance. This line item now includes contract liabilities related to both fixed-price contracts and unit-price contracts. In the event a contract asset or contract liability is expected to be recognized for greater than one year from the financial statement date, Centuri classifies those amounts as long-term contract assets or contract liabilities, included in Deferred charges and other assets or Other deferred credits and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.
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
Centuri has sixteen contracts that had an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2018 is $71 million. Centuri expects to recognize the remaining performance obligations over the next four years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Construction services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2018
Billed on completed contracts and contracts in progress	$189,619
Other receivables	2,424

Contracts receivable, gross	192,043
Allowance for doubtful accounts	(120)

Contracts receivable, net	$191,923

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 4 – Segment Information
The Company has two reportable segments: natural gas operations and infrastructure services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the Company. In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts related to corporate and administrative activities related to Southwest Gas Holdings, Inc. The following tables present revenues from external customers, intersegment revenues, and segment net income for the two reportable segments (thousands of dollars):

	Natural Gas Operations	Infrastructure Services	Other	Total
Three Months Ended September 30, 2018
Revenues from external customers	$217,523	$414,175	$—	$631,698
Intersegment revenues	—	36,448	—	36,448
Total	$217,523	$450,623	$—	$668,146
Segment net income (loss)	$(13,670)	$26,798	$(797)	$12,331
Three Months Ended September 30, 2017
Revenues from external customers	$213,059	$351,850	$—	$564,909
Intersegment revenues	—	28,244	—	28,244
Total	$213,059	$380,094	$—	$593,153
Segment net income (loss)	$(4,024)	$14,335	$(107)	$10,204

	Natural Gas Operations	Infrastructure Services	Other	Total
Nine Months Ended September 30, 2018
Revenues from external customers	$987,515	$1,009,166	$—	$1,996,681
Intersegment revenues	—	96,678	—	96,678
Total	$987,515	$1,105,844	$—	$2,093,359
Segment net income (loss)	$79,301	$35,034	$(1,362)	$112,973
Nine Months Ended September 30, 2017
Revenues from external customers	$935,823	$800,073	$—	$1,735,896
Intersegment revenues	—	72,463	—	72,463
Total	$935,823	$872,536	$—	$1,808,359
Segment net income (loss)	$82,436	$15,717	$(777)	$97,376

	Natural Gas Operations	Infrastructure Services	Other	Total
Twelve Months Ended September 30, 2018
Revenues from external customers	$1,354,000	$1,358,418	$—	$2,712,418
Intersegment revenues	—	121,374	—	121,374
Total	$1,354,000	$1,479,792	$—	$2,833,792
Segment net income (loss)	$153,683	$57,677	$(1,922)	$209,438
Twelve Months Ended September 30, 2017
Revenues from external customers	$1,276,308	$1,078,195	$—	$2,354,503
Intersegment revenues	—	95,381	—	95,381
Total	$1,276,308	$1,173,576	$—	$2,449,884
Segment net income (loss)	$134,323	$29,010	$(777)	$162,556

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 5 – Derivatives and Fair Value Measurements
Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest utilizes fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date, the contract has no determinable fair value. The Swaps’ contract prices are determined at the beginning of each month to reflect that month’s published first of month index price and are recorded at fair value. Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from October 31, 2018 through October 31, 2019. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2018	December 31, 2017
Contract notional amounts	14,157	10,929
The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three-, nine-, and twelve-month periods ended September 30, 2018 and 2017 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:
Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)
		Three Months Ended				Nine Months Ended				Twelve Months Ended
	Location of Gain or (Loss) Recognized in Income on Derivative	September 30,				September 30,				September 30,
Instrument		2018		2017		2018		2017		2018		2017
Swaps	Net cost of gas sold	$511		$(546)		$(3,815)		$(6,851)		$(8,536)		$(4,098)
Swaps	Net cost of gas sold	(511)	*	546	*	3,815	*	6,851	*	8,536	*	4,098	*
Total		$—		$—		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):
Fair values of derivatives not designated as hedging instruments:

September 30, 2018		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Deferred charges and other assets	$24	$—	$24
Swaps	Other current liabilities	1,038	(5,735)	(4,697)
Swaps	Other deferred credits and other long-term liabilities	57	(188)	(131)
Total		$1,119	$(5,923)	$(4,804)

December 31, 2017		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$11	$(4,468)	$(4,457)
Swaps	Other deferred credits and other long-term liabilities	19	(1,342)	(1,323)
Total		$30	$(5,810)	$(5,780)
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
Pursuant to regulatory deferral accounting treatment for rate-regulated entities, unrealized gains and losses in fair value of the Swaps are recorded as a regulatory asset and/or liability. When the Swaps mature, any prior positions held are reversed and the settled position is recorded as an increase or decrease of purchased gas under the related purchase gas adjustment (“PGA”) mechanism in determining the deferred PGA balances. Neither changes in fair value nor settled amounts of Swaps have a direct effect on earnings or other comprehensive income.
The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Nine Months Ended	Twelve Months Ended
(Thousands of dollars)	September 30, 2018	September 30, 2018	September 30, 2018
Paid to counterparties	$866	$4,797	$6,343
Received from counterparties	$—	$6	$6
The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

September 30, 2018
Instrument	Balance Sheet Location	Net Total
Swaps	Other deferred credits and other long-term liabilities	$(24)
Swaps	Prepaids and other current assets	4,697
Swaps	Deferred charges and other assets	131

December 31, 2017
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaids and other current assets	$4,457
Swaps	Deferred charges and other assets	1,323

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Fair Value Measurements. The estimated fair values of Southwest’s Swaps were determined at September 30, 2018 and December 31, 2017 using futures settlement prices, published by the CME Group, for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs (inputs, other than quoted prices, for similar assets or liabilities) are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.
The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:
Level 2 - Significant other observable inputs

(Thousands of dollars)	September 30, 2018	December 31, 2017
Assets at fair value:
Deferred charges and other assets - Swaps	$24	$—
Liabilities at fair value:
Other current liabilities - Swaps	(4,697)	(4,457)
Other deferred credits and other long-term liabilities - Swaps	(131)	(1,323)
Net Assets (Liabilities)	$(4,804)	$(5,780)
No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 (quoted prices in active markets for identical financial assets) or Level 3 (significant unobservable inputs) of the fair value hierarchy.
With regard to the fair values of assets associated with pension and postretirement benefit plans, asset values were last updated as required as of December 2017. Refer to Note 11 – Pension and Other Post Retirement Benefits in the 2017 Annual Report to Shareholders, which is incorporated by reference into the 2017 Form 10-K.
Note 6 – Common Stock
On March 29, 2017, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). During the three months ended September 30, 2018, the Company sold, through the Equity Shelf Program, an aggregate of 259,473 shares of the Company’s common stock in the open market at a weighted average price of $78.83 per share, resulting in proceeds to the Company of $20,250,309 net of $204,549 in agent commissions. During the nine months ended September 30, 2018, the Company sold, through the Equity Shelf Program, an aggregate of 1,145,705 shares of the Company’s common stock in the open market at a weighted average price of $74.32 per share, resulting in proceeds to the Company of $84,298,476 net of $851,500 in agent commissions. During the twelve months ended September 30, 2018, the Company sold, through the Equity Shelf Program, an aggregate of 1,504,335 shares of the Company’s common stock in the open market at a weighted average price of $76.55 per share, resulting in proceeds to the Company of $113,998,400, net of $1,151,499 in agent commissions. As of September 30, 2018, the Company had up to $23,073,229 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the nine months ended September 30, 2018, the Company issued approximately 78,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Also during the nine months ended September 30, 2018, the Company issued 109,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $7.8 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 7 – Long-Term Debt
Carrying amounts of long-term debt and related estimated fair values as of September 30, 2018 and December 31, 2017 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$126,808	$125,000	$129,273
Notes, 6.1%, due 2041	125,000	147,874	125,000	158,304
Notes, 3.875%, due 2022	250,000	251,003	250,000	256,163
Notes, 4.875%, due 2043	250,000	262,023	250,000	283,243
Notes, 3.8%, due 2046	300,000	273,843	300,000	302,970
Notes, 3.7%, due 2028	300,000	293,304	—	—
8% Series, due 2026	75,000	93,836	75,000	96,063
Medium-term notes, 7.78% series, due 2022	25,000	27,686	25,000	28,714
Medium-term notes, 7.92% series, due 2027	25,000	29,693	25,000	31,542
Medium-term notes, 6.76% series, due 2027	7,500	8,596	7,500	8,882
Unamortized discount and debt issuance costs	(12,037)		(9,350)
	1,470,463		1,173,150
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,842)		(2,119)
	198,158		197,881
Less: current maturities	—		—
Long-term debt, less current maturities - Southwest Gas Corporation	$1,818,621		$1,521,031
Centuri:
Centuri term loan facility	$189,002	$195,247	$199,578	$207,588
Unamortized debt issuance costs	(941)		(1,111)
	188,061		198,467
Centuri secured revolving credit facility	78,217	78,277	56,472	56,525
Centuri other debt obligations	72,171	71,966	47,952	48,183
Less: current maturities	(33,429)		(25,346)
Long-term debt, less current maturities - Centuri	$305,020		$277,545
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,818,621		$1,521,031
Centuri long-term debt	338,449		302,891
Less: current maturities	(33,429)		(25,346)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,123,641		$1,798,576

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2018, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At September 30, 2018, $150 million was outstanding on the long-term portion (including the commercial paper program, discussed below) and $9 million was outstanding on the short-term portion of this credit facility (see Note 8 – Short-Term Debt).
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At September 30, 2018, as noted above, $50 million was outstanding under the commercial paper program.
In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. A portion of the proceeds were used to repay amounts then outstanding under the revolving portion of the credit facility and the remainder to repay amounts then outstanding under the commercial paper program.
Centuri has a $450 million senior secured revolving credit and term loan facility that is scheduled to expire in November 2022. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017; therefore, no further borrowing is permitted under this term loan facility. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at September 30, 2018 totaled $675 million. At September 30, 2018, $267 million in borrowings were outstanding under the Centuri facility. Additionally, for the nine months ended September 30, 2018, Centuri entered into equipment loans for approximately $40 million with a maturity date of May 2023 under an existing agreement.
Note 8 – Short-Term Debt
The Company has a $100 million credit facility that is scheduled to expire in March 2022. The Company had $22.5 million in short-term borrowings outstanding at September 30, 2018 under this facility.
As discussed in Note 7 – Long-Term Debt, Southwest has a $400 million credit facility that is scheduled to expire in March 2022, of which $250 million has been designated by management for working capital purposes. Southwest had $9 million in short-term borrowings outstanding at September 30, 2018 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income
The table below provides details of activity in equity and the noncontrolling interest for the Company on a consolidated basis during the nine months ended September 30, 2018.

	Southwest Gas Holdings, Inc. Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest
(In thousands, except per share amounts)	Shares	Amount					Total
December 31, 2017	48,090	$49,720	$955,332	$(47,682)	$857,398	$(2,365)	$1,812,403
Common stock issuances	1,333	1,333	93,218	—	—	—	94,551
Net income (loss)	—	—	—	—	112,973	(797)	112,176
Foreign currency exchange translation adjustment	—	—	—	(1,002)	—	—	(1,002)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,687	—	—	2,687
Amounts reclassified to net income, net of tax (FSIRS)	—	—	—	1,907	—	—	1,907
Reclassification of excess deferred taxes (a)	—	—	—	(9,300)	9,300	—	—
Change in ownership of noncontrolling interest (b)	—	—	(2,710)	—	—	2,710	—
Dividends declared
Common: $1.56 per share	—	—	—	—	(76,941)	—	(76,941)
September 30, 2018	49,423	$51,053	$1,045,840	$(53,390)	$902,730	$(452)	$1,945,781

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

(b)
Centuri, through its subsidiary, NPL, has historically held a 65% ownership interest in IntelliChoice Energy, LLC (“ICE”). A residual interest of 35% has been held by a third party. During the second quarter of 2018, an additional $1 million of capital was contributed by NPL, thereby increasing NPL’s ownership interest to 95%. The carrying amount of the noncontrolling interest has been adjusted with a corresponding charge to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet.

The table below provides details of activity in equity for Southwest during the nine months ended September 30, 2018. Only equity shares of the Company are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
(In thousands)	Shares	Amount				Total
December 31, 2017	47,482	$49,112	$948,767	$(47,073)	$659,193	$1,609,999
Net income	—	—	—	—	79,301	79,301
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,687	—	2,687
Amounts reclassified to net income, net of tax (FSIRS)	—	—	—	1,907	—	1,907
Reclassification of excess deferred taxes (a)	—	—	—	(9,300)	9,300	—
Stock-based compensation (b)	—	—	1,899	—	(510)	1,389
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(66,000)	(66,000)
Contributions from Southwest Gas Holdings, Inc.	—	—	90,644	—	—	90,644
September 30, 2018	47,482	$49,112	$1,041,310	$(51,779)	$681,284	$1,719,927

(a)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

(b)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$334	$(80)	$254	$333	$(126)	$207
Amortization of net actuarial (gain)/loss	8,404	(2,017)	6,387	6,362	(2,418)	3,944
Regulatory adjustment	(7,560)	1,814	(5,746)	(5,734)	2,179	(3,555)
Pension plans other comprehensive income	1,178	(283)	895	961	(365)	596
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(200)	636	835	(317)	518
FSIRS other comprehensive income	836	(200)	636	835	(317)	518
Total other comprehensive income - Southwest Gas Corporation	2,014	(483)	1,531	1,796	(682)	1,114
Foreign currency translation adjustments:
Translation adjustments	599	—	599	1,012	—	1,012
Foreign currency other comprehensive income (loss)	599	—	599	1,012	—	1,012
Total other comprehensive income - Southwest Gas Holdings, Inc.	$2,613	$(483)	$2,130	$2,808	$(682)	$2,126

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$1,002	$(240)	$762	$1,001	$(380)	$621
Amortization of net actuarial (gain)/loss	25,212	(6,051)	19,161	19,084	(7,252)	11,832
Regulatory adjustment	(22,679)	5,443	(17,236)	(17,204)	6,537	(10,667)
Pension plans other comprehensive income	3,535	(848)	2,687	2,881	(1,095)	1,786
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,509	(602)	1,907	2,507	(953)	1,554
FSIRS other comprehensive income	2,509	(602)	1,907	2,507	(953)	1,554
Total other comprehensive income - Southwest Gas Corporation	6,044	(1,450)	4,594	5,388	(2,048)	3,340
Foreign currency translation adjustments:
Translation adjustments	(1,002)	—	(1,002)	1,861	—	1,861
Foreign currency other comprehensive income (loss)	(1,002)	—	(1,002)	1,861	—	1,861
Total other comprehensive income - Southwest Gas Holdings, Inc.	$5,042	$(1,450)	$3,592	$7,249	$(2,048)	$5,201

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

	Twelve Months Ended			Twelve Months Ended
	September 30, 2018			September 30, 2017
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(43,027)	$10,326	$(32,701)	$(22,770)	$8,652	$(14,118)
Amortization of prior service cost	1,336	(367)	969	1,335	(507)	828
Amortization of net actuarial (gain)/loss	31,573	(8,468)	23,105	25,850	(9,823)	16,027
Regulatory adjustment	6,865	(844)	6,021	(4,420)	1,679	(2,741)
Pension plans other comprehensive income (loss)	(3,253)	647	(2,606)	(5)	1	(4)
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,346	(920)	2,426	3,344	(1,271)	2,073
FSIRS other comprehensive income	3,346	(920)	2,426	3,344	(1,271)	2,073
Total other comprehensive income (loss) - Southwest Gas Corporation	93	(273)	(180)	3,339	(1,270)	2,069
Foreign currency translation adjustments:
Translation adjustments	(1,092)	—	(1,092)	1,408	—	1,408
Foreign currency other comprehensive income (loss)	(1,092)	—	(1,092)	1,408	—	1,408
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(999)	$(273)	$(1,272)	$4,747	$(1,270)	$3,477

(1)
Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of the TCJA. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended September 30, 2018 and 2017), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of Accumulated other comprehensive income (loss) as of September 30, 2018 is effectively computed using a 24% tax rate overall after the reclassification of previously stranded excess deferred taxes existing as a result of the TCJA (see table for Accumulated other comprehensive income (loss), including the balance, below). With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other comprehensive income (loss), as repatriation of earnings is not anticipated.

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (loss) at September 30, 2018, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:
AOCI - Rollforward
(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit (5)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$(609)	$—	$(609)	$—	$(47,682)
Translation adjustments	—	—	—	—	—	—	(1,002)	—	(1,002)	—	(1,002)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(1,002)	—	(1,002)	—	(1,002)
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,509	(602)	1,907	—	—	—	—	1,907
Amortization of prior service cost (2)	1,002	(240)	762	—	—	—	—	—	—	—	762
Amortization of net actuarial loss (2)	25,212	(6,051)	19,161	—	—	—	—	—	—	—	19,161
Regulatory adjustment (3)	(22,679)	5,443	(17,236)	—	—	—	—	—	—	—	(17,236)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	3,535	(848)	2,687	2,509	(602)	1,907	(1,002)	—	(1,002)	—	3,592
Reclassification of excess deferred taxes (4)	—	—	—	—	—	—	—	—	—	(9,300)	(9,300)
Ending Balance AOCI September 30, 2018	$(57,985)	$21,445	$(36,540)	$(10,146)	$4,207	$(5,939)	$(1,611)	$—	$(1,611)	$(9,300)	$(53,390)

(1)	The FSIRS reclassification amounts are included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(3)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).

(4)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

(5)
Tax amounts related to the before-tax balance at September 30, 2018 are calculated using a 24% rate after the release of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:
AOCI - Rollforward
(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Before-Tax	Tax (Expense) Benefit (10)	After-Tax	Other	AOCI
Beginning Balance AOCI December 31, 2017	$(61,520)	$22,293	$(39,227)	$(12,655)	$4,809	$(7,846)	$—	$(47,073)
FSIRS amounts reclassified from AOCI (6)	—	—	—	2,509	(602)	1,907	—	1,907
Amortization of prior service cost (7)	1,002	(240)	762	—	—	—	—	762
Amortization of net actuarial loss (7)	25,212	(6,051)	19,161	—	—	—	—	19,161
Regulatory adjustment (8)	(22,679)	5,443	(17,236)	—	—	—	—	(17,236)
Net current period other comprehensive income attributable to Southwest Gas Corporation	3,535	(848)	2,687	2,509	(602)	1,907	—	4,594
Reclassification of excess deferred taxes (9)	—	—	—	—	—	—	(9,300)	(9,300)
Ending Balance AOCI September 30, 2018	$(57,985)	$21,445	$(36,540)	$(10,146)	$4,207	$(5,939)	$(9,300)	$(51,779)

(6)	The FSIRS reclassification amounts are included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.

(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(8)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest’s Condensed Consolidated Balance Sheets).

(9)	Release of excess deferred taxes accumulated prior to December 22, 2017 (date of enactment of the TCJA), as a result of the adoption of ASU 2018-02, which permitted such release.

(10)
Tax amounts related to the before-tax balance at September 30, 2018 are calculated using a 24% rate after the release of previously stranded excess deferred taxes existing as a result of the TCJA; amounts prior to the December 22, 2017 enactment of the TCJA were calculated using a 38% rate.

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:
Amounts Recognized in AOCI (Before Tax)
(Thousands of dollars)

	September 30, 2018	December 31, 2017
Net actuarial (loss) gain	$(423,343)	$(448,555)
Prior service cost	(3,366)	(4,368)
Less: amount recognized in regulatory assets	368,724	391,403
Recognized in AOCI	$(57,985)	$(61,520)
Note 10 – Reorganization Impacts – Discontinued Operations Solely Related to Southwest Gas Corporation
As a result of adopting a holding company structure in January 2017, no substantive change occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments (Centuri operations continue to be part of continuing operations of the controlled group of companies), and financial information related to Centuri continues to be included in the condensed consolidated financial statements of Southwest Gas Holdings, Inc.
However, as part of the holding company reorganization, Centuri is no longer a subsidiary of Southwest; whereas historically, Centuri had been a direct subsidiary of Southwest. To give effect to this change, the condensed consolidated financial statements related to Southwest Gas Corporation, which are separately included in this Form 10-Q, depict Centuri-related amounts as discontinued operations for periods prior to January 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Due to the discontinued operations accounting reflection, the following disclosures provide additional information regarding the revenues and expenses of Centuri which are shown as discontinued operations on the condensed consolidated financial statements of Southwest Gas Corporation for periods prior to the beginning of 2017.
The following table presents the major income statement components of discontinued operations – construction services reported in the Condensed Consolidated Statements of Income of Southwest Gas Corporation:
Results of Infrastructure Services

(Thousands of dollars)	Twelve Months Ended September 30, 2017
Construction revenues	$301,040
Operating expenses:
Construction expenses	266,504
Depreciation and amortization	12,318

Operating income	22,218
Other income (deductions)	1,149
Net interest deductions	1,718

Income before income taxes	21,649
Income tax expense	7,842

Net income	13,807
Net income attributable to noncontrolling interests	514

Discontinued operations - construction services - income	$13,293

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. (the “Company”) is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and all of the shares of common stock of Centuri Construction Group, Inc. (“Centuri,” the “construction services” or “infrastructure services” segment). Prior to August 2017, only 96.6% of Centuri shares were owned by the Company. During August 2017, the Company acquired the remaining 3.4% equity interest in Centuri that was held by the previous owners (and reflected as a redeemable noncontrolling interest). As part of a holding company reorganization effective January 2017, designed to provide further separation between regulated and unregulated businesses, Centuri and Southwest are now subsidiaries of the Company; whereas historically, Centuri had been a direct subsidiary of Southwest. To give effect for this change, the separate consolidated financial statements of Southwest depict Centuri-related amounts for periods prior to January 2017 as discontinued operations of Southwest. As noted, the Company and its subsidiaries have two business segments (natural gas operations and infrastructure services), which are discussed further below.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the Las Vegas metropolitan area and portions of northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.
As of September 30, 2018, Southwest had 2,032,000 residential, commercial, industrial, and other natural gas customers, of which 1,082,000 customers were located in Arizona, 755,000 in Nevada, and 195,000 in California. Residential and commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2018, 54% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Gas cost is a tracked cost, which is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms, impacting revenues and net cost of gas sold on a dollar-for-dollar basis, thereby having no impact on Southwest’s profitability. Therefore, management routinely uses operating margin, defined as indicated, as operating revenues less the net cost of gas sold, in its analysis of Southwest’s financial performance. Operating margin also forms a basis for Southwest’s various regulatory decoupling mechanisms. Operating margin is not, however, specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”) and is considered a non-GAAP measure. Management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin.
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
Centuri is a comprehensive infrastructure services enterprise dedicated to meeting the growing demands of North American utilities, energy, and industrial markets. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial infrastructure solutions. Centuri operates in 23 major markets in the United States (primarily as NPL) and in 2 major markets in Canada (as NPL Canada and W.S. Nicholls).
Construction activity is cyclical and can be significantly impacted by changes in weather, general and local economic conditions (including the housing market), interest rates, employment levels, job growth, pipe replacement programs of utilities, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified pipeline integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in a significant increase in multi-year pipeline replacement projects throughout the U.S. Centuri has focused its efforts on obtaining pipe replacement work under both blanket contracts and incremental bid projects. For both the twelve months ended September 30, 2018 and 2017, revenues from replacement work provided over 65% of total revenues. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. This is expected in both the U.S. and Canadian markets. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded or not awarded by individual large customers can significantly impact operating results.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes thereto, as well as MD&A included in the 2017 Annual Report to Shareholders, which is incorporated by reference into the 2017 Form 10-K.
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 77% of twelve-month-to-date consolidated net income over the past two years. As such, MD&A is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2018	2017	2018	2017	2018	2017
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$(13,670)	$(4,024)	$79,301	$82,436	$153,683	$134,323
Infrastructure services	26,798	14,335	35,034	15,717	57,677	29,010
Corporate and administrative	(797)	(107)	(1,362)	(777)	(1,922)	(777)
Net income	$12,331	$10,204	$112,973	$97,376	$209,438	$162,556

Average number of common shares	49,493	47,628	48,916	47,577	48,728	47,553
Basic earnings per share
Consolidated	$0.25	$0.21	$2.31	$2.05	$4.30	$3.42
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$217,523	$213,059	$987,515	$935,823	$1,354,000	$1,276,308
Less: Net cost of gas sold	49,903	45,539	319,101	261,839	412,307	334,888
Operating margin	$167,620	$167,520	$668,414	$673,984	$941,693	$941,420

3rd Quarter 2018 Overview
Natural gas operations highlights:

•	33,000 net new customers (1.6% growth rate)

•	Received $49 million refund from El Paso Natural Gas rate settlement

•	Operating margin reflects regulatory impacts of tax reform
Infrastructure services highlights:

•	Record quarterly earnings

•	Revenues increased $71 million compared to the prior-year quarter

•	Construction expenses increased $53 million compared to the prior-year quarter

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$217,523	$213,059
Net cost of gas sold	49,903	45,539
Operating margin	167,620	167,520
Operations and maintenance expense	104,657	97,359
Depreciation and amortization	47,924	46,194
Taxes other than income taxes	15,036	14,046
Operating income	3	9,921
Other income (deductions)	836	(1,775)
Net interest deductions	20,399	17,421
Income (loss) before income taxes	(19,560)	(9,275)
Income tax expense (benefit)	(5,890)	(5,251)
Contribution to consolidated net income (loss)	$(13,670)	$(4,024)
Contribution from natural gas operations decreased $9.7 million between the third quarters of 2018 and 2017. The decline was primarily due to higher Operations and maintenance expense and Net interest deductions, partially offset by an increase in Other income (deductions) and customer growth. U.S. federal tax reform impacted both revenue and tax expense. The amounts above reflect a reclassification of $4.9 million for 2017 from Operations and maintenance expense to Other income (deductions) related to the non-service cost components of net periodic benefit costs, as a result of the adoption of the update to FASB Topic 715 (refer to Note 2 – Components of Net Periodic Benefit Cost to the condensed consolidated financial statements in this Form 10-Q), with no impact to net income overall. The reclassification in the 2017 period is intended to make that information comparable to the current period presentation.
Operating margin includes a $2 million increase attributable to customer growth, as 33,000 net new customers were added during the last twelve months. Rate relief in California and other miscellaneous revenues added $1 million in operating margin. These increases were offset by a $3 million decrease in the current quarter related to U.S. tax reform.
Operations and maintenance expense increased $7.3 million between quarters. Approximately $2 million of the increase was due to higher pension and employee medical costs. Pipeline integrity management and damage prevention programs accounted for approximately $1 million of the increase. The remaining increase was primarily associated with higher information technology related costs and general cost increases.
Depreciation and amortization expense increased $1.7 million between quarters primarily due to a $480 million, or 8%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure. Increases in depreciation were mitigated by decreases in regulatory account amortization, notably related to Nevada Conservation and Energy Efficiency (“CEE”) programs.
Other income (deductions) improved $2.6 million between quarters primarily due to an increase in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $4.7 million increase in COLI policy cash surrender values and incremental net death benefits, while the prior-year quarter reflected $2.1 million of COLI-related income. Amounts in both periods reflect the non-service cost components of employee pension and other post-retirement benefits.
Net interest deductions increased $3 million in the third quarter of 2018, as compared to the prior-year quarter, primarily due to the issuance of $300 million of senior notes in March 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Income taxes were impacted in 2018 by the pre-tax earnings impacts discussed above as well as by the December 2017 enactment of tax reform. Among other things, tax reform reduced the corporate federal income tax rate from 35% to 21%, which provides a reduced benefit during periods when seasonal losses are encountered.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Natural Gas Operations
Nine-Month Analysis

	Nine Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$987,515	$935,823
Net cost of gas sold	319,101	261,839
Operating margin	668,414	673,984
Operations and maintenance expense	312,055	298,827
Depreciation and amortization	145,549	153,643
Taxes other than income taxes	44,959	43,325
Operating income	165,851	178,189
Other income (deductions)	(5,861)	(5,824)
Net interest deductions	59,803	51,622
Income before income taxes	100,187	120,743
Income tax expense	20,886	38,307
Contribution to consolidated net income	$79,301	$82,436
Contribution to consolidated net income from natural gas operations decreased $3.1 million between the first nine months of 2018 and 2017. The decrease was primarily due to higher Operations and maintenance expense and Net interest deductions, partially offset by customer growth and rate relief. The amounts above for Operations and maintenance expense and Other income (deductions) for the 2017 period reflect a $14.6 million reclassification related to the non-service cost components of employee pensions and other post-retirement benefits, as a result of the adoption of the update to FASB Topic 715. The reclassification is intended to make the prior period comparable to the current period, but did not impact net income overall.
Operating margin declined $5.6 million between the comparative nine-month periods, due to a $15 million decrease related to the enactment of U.S. tax reform in December 2017. The decrease relates to a reduction in rates to reflect the reduced cost of service during 2018 resulting from tax reform. The decline in applicable U.S. income tax rates also significantly reduced income tax expense. Operating margin was favorably impacted by rate relief in the Arizona and California jurisdictions, which collectively provided $5 million in operating margin. Customer growth provided approximately $8 million in additional operating margin. The residual variance relates to the combined impacts of reduced surcharge recoveries including Nevada CEE programs (offset in Depreciation and amortization expense below), as well as variability in other miscellaneous revenues and margin from customers outside the decoupling mechanisms.
Operations and maintenance expense increased $13.2 million between periods due primarily to $5 million associated with higher pension service cost and other employee benefit cost and $2.5 million in incremental expenditures for pipeline integrity management and damage prevention programs. Residual increases are attributable to higher information technology related costs and other general cost increases.
Depreciation and amortization expense decreased $8.1 million between periods primarily due to reduced depreciation rates in Arizona, a result of the April 2017 Arizona general rate case decision, and to the impacts of surcharge recoveries for regulatory mechanisms, as discussed above. Partially offsetting the decline was additional depreciation expense associated with a $456 million, or 7%, increase in average gas plant in service for the current period as compared to the prior period. The increase was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Taxes other than income taxes increased $1.6 million between periods primarily due to higher property taxes associated with plant additions.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Other income (deductions) was flat between periods. The current period included an increase in interest income of $2.5 million related to the Gas Infrastructure Replacement (“GIR”) mechanism in Nevada. (See the Rates and Regulatory Proceedings section for more information about the GIR mechanism.) This was offset by a $1 million decrease in equity AFUDC due to a lower rate in the current period as compared to the prior period, and an increase in non-service cost components of employee pension and post-retirement benefits costs of $1.3 million.
Net interest deductions increased $8.2 million between periods, primarily due to higher interest associated with credit facility borrowings during the current period and the issuance of $300 million of senior notes in the first quarter of 2018.
Income taxes were favorably impacted in 2018 due to the December 2017 enactment of tax reform.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Gas operating revenues	$1,354,000	$1,276,308
Net cost of gas sold	412,307	334,888
Operating margin	941,693	941,420
Operations and maintenance expense	404,549	393,632
Depreciation and amortization	193,828	212,693
Taxes other than income taxes	59,580	56,221
Operating income	283,736	278,874
Other income (deductions)	(6,425)	(9,200)
Net interest deductions	77,914	69,464
Income before income taxes	199,397	200,210
Income tax expense	45,714	65,887
Contribution to consolidated net income	$153,683	$134,323
Contribution to consolidated net income from natural gas operations increased by $19.4 million between the twelve-month periods of 2018 and 2017. The improvement was primarily due to rate relief and Income tax expense, partially offset by increases in Operations and maintenance expense, Taxes other than income taxes, and Net interest deductions. The amounts above for Operations and maintenance expense and Other income (deductions) for the 2017 period reflect a $19.5 million reclassification related to the non-service cost components of employee pensions and other post-retirement benefits, as a result of the adoption of the update to FASB Topic 715. The reclassification is intended to make the prior period comparable to the current period, but did not impact net income overall.
Operating margin remained relatively flat between periods. Combined rate relief in the Arizona and California jurisdictions provided $11 million of operating margin. Customer growth provided another $10 million in operating margin, while operating margin associated with recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues decreased $6 million. The impacts of tax reform, described earlier, decreased operating margin by $15 million in the current period. However, net income overall was not unfavorably impacted, as favorable impacts from tax reform are reflected in income tax expense.
Operations and maintenance expense increased $10.9 million, or 3%, between periods primarily due to a $4 million increase in service-cost-related pension expense and $3 million in expenditures for pipeline damage prevention programs.
Depreciation and amortization expense decreased $18.9 million between periods primarily due to reduced depreciation rates in Arizona, a result of the April 2017 Arizona general rate case decision, in addition to the impact from changes in regulatory surcharge recoveries on amortization. Partially offsetting the decline was depreciation associated with a $430 million, or 7%, increase in average gas plant in service for the current period as compared to the prior period. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Taxes other than income taxes increased $3.4 million, or 6%, between periods primarily due to higher property taxes associated with net plant additions.
Other income (deductions) improved $2.8 million between the twelve-month periods of 2018 and 2017 primarily due to an increase in interest income related to the GIR mechanism in Nevada. Income resulting from increases in the cash surrender value of COLI policies and net death benefits recognized was $9.5 million in the current period and $8.8 million in the prior-year period. The non-service cost components of employee pension and post-retirement benefits are reflected in both periods.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Net interest deductions increased $8.5 million between the current and prior-year period primarily due to higher interest associated with credit facility borrowings during late 2017 and early 2018 and the issuance of the $300 million of senior notes in the first quarter of 2018.
Income taxes were favorably impacted during the twelve months ending September 30, 2018 due to the December 2017 enactment of tax reform, which reduced the corporate federal income tax rate from 35% to 21%, effective January 2018. Approximately $8 million of one-time tax benefits related to the remeasurement of deferred tax liabilities were recorded in the fourth quarter of 2017, in addition to the lower rate utilized in 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Infrastructure Services
Quarterly Analysis

	Three Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$450,623	$380,094
Operating expenses:
Construction expenses	395,862	342,629
Depreciation and amortization	14,232	12,335
Operating income	40,529	25,130
Other income (deductions)	38	(210)
Net interest deductions	3,945	1,962
Income before income taxes	36,622	22,958
Income tax expense	9,824	8,407
Net income	26,798	14,551
Net income attributable to noncontrolling interest	—	216
Contribution to consolidated net income attributable to Centuri	$26,798	$14,335
In November 2017, Centuri acquired New England Utility Constructors, Inc. (“Neuco”). Line items in the table above reflect the results of Neuco only for the 2018 period due to the date of acquisition.
Construction revenues increased $70.5 million in the third quarter of 2018 when compared to the prior-year quarter, primarily due to $50.4 million of revenues contributed by Neuco and a higher volume of pipe replacement work under blanket and bid contracts.
Construction expenses increased $53.2 million between quarters due to additional pipe replacement work and higher labor-related and operating expenses to support increased growth. Approximately $34.8 million of construction expenses associated with Neuco are included in the three months ended September 30, 2018.
Depreciation and amortization expense increased $1.9 million between quarters, primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $1.6 million reduction in depreciation associated with an extension (in the first quarter of 2018) of the estimated useful lives of certain depreciable equipment.
Net interest deductions increased by $2 million between quarters due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in 2018 and higher rates on variable-rate debt.
Income taxes increased $1.4 million between quarters; however, the 2018 quarter reflects lower U.S. federal income tax rates following tax reform applied to an increased level of earnings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Infrastructure Services
Nine-Month Analysis

	Nine Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$1,105,844	$872,536
Operating expenses:
Construction expenses	1,007,485	806,586
Depreciation and amortization	40,392	35,446
Operating income	57,967	30,504
Other income (deductions)	(331)	38
Net interest deductions	10,448	5,095
Income before income taxes	47,188	25,447
Income tax expense	12,951	9,560
Net income	34,237	15,887
Net income (loss) attributable to noncontrolling interest	(797)	170
Contribution to consolidated net income attributable to Centuri	$35,034	$15,717
Line items in the table above reflect the results of Neuco only for the 2018 period as the acquisition occurred in November 2017.
Construction revenues increased $233.3 million during the first nine months of 2018 when compared to the same period in the prior year due to an increased volume of replacement work for many natural gas distribution customers, the contribution of $98.6 million in revenue from Neuco in 2018, the resumption of work following a customer’s temporary work stoppage that impacted prior-year performance, and the settlement of an outstanding contract dispute associated with a water pipe replacement project.
Construction expenses increased $200.9 million between periods. The increase is due to additional pipe replacement work and higher labor costs incurred to complete work during inclement weather conditions during the first quarter of 2018. Approximately $78.6 million of construction expenses associated with Neuco are included in the nine months ended September 30, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were approximately $1 million and $1.5 million for the first nine months of 2018 and 2017, respectively.
Depreciation and amortization increased $4.9 million between periods, primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $5.5 million reduction in depreciation expense associated with the extension of the estimated useful lives of certain depreciable equipment.
Net interest deductions increased by $5.4 million between periods due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in 2018 and higher rates on variable-rate debt.
Income taxes increased $3.4 million between periods; however, the 2018 period reflects lower U.S. federal income tax rates following tax reform applied to an increased level of earnings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Results of Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2018	2017
	(Thousands of dollars)
Construction revenues	$1,479,792	$1,173,576
Operating expenses:
Construction expenses	1,349,862	1,073,090
Depreciation and amortization	53,975	47,764
Operating income	75,955	52,722
Other income (deductions)	(24)	1,187
Net interest deductions	13,339	6,813
Income before income taxes	62,592	47,096
Income tax expense	5,781	17,402
Net income	56,811	29,694
Net income (loss) attributable to noncontrolling interest	(866)	684
Contribution to consolidated net income attributable to Centuri	$57,677	$29,010
Line items in the table above reflect the results of Neuco only since the November 2017 acquisition date.
Construction revenues increased $306.2 million in the current twelve-month period compared to the same period of 2017, primarily due to a higher volume of pipe replacement work under blanket contracts and the contribution of approximately $115.8 million in revenue from Neuco since the November 2017 acquisition date. In addition, Centuri performed work on a multi-year water pipe replacement program, which began in late 2016, that contributed incremental revenues of $61.7 million and $38.2 million during the twelve-month periods ended September 30, 2018 and 2017, respectively.
Construction expenses increased $276.8 million between periods, primarily due to additional pipe replacement work and greater operating expenses to support growth in operations. In addition, results were negatively impacted by higher construction costs related to the water pipe replacement program noted above. Approximately $94.6 million of construction expenses from Neuco are included in the twelve months ended September 30, 2018. Gains on sale of equipment (reflected as an offset to construction expenses) were $3.7 million and $4.5 million for the twelve-month periods of 2018 and 2017, respectively.
Depreciation and amortization expense increased $6.2 million between the current and prior-year periods primarily due to incremental amortization of finite-lived intangible assets recognized from the Neuco acquisition and to depreciation on additional equipment purchased to support the growing volume of work being performed, partially offset by a $6.4 million reduction in depreciation associated with the extension of the estimated useful lives of certain depreciable equipment.
Net interest deductions increased $6.5 million between periods due primarily to higher average debt outstanding under the existing $450 million secured revolving credit and term loan facility in the current twelve-month period and higher rates on variable-rate debt.
Income tax expense decreased $11.6 million between periods, primarily due to approximately $12 million of one-time tax benefits related to the remeasurement of Centuri’s deferred tax liabilities that were recorded in the fourth quarter of 2017, and to lower income tax rates in effect in 2018. These impacts collectively resulted from U.S. tax reform.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Rates and Regulatory Proceedings
Arizona Jurisdiction
Arizona General Rate Case. In May 2016, Southwest filed a general rate application with the Arizona Corporation Commission (the “ACC”). Following undertakings associated with the filing, a settlement hearing was held in February 2017, and the ACC approved the settlement in April 2017 (with new rates effective the same month), providing for, among other things, rate changes that would result in a combined net annual operating income increase of $60.7 million (including $16 million in additional operating revenue and a $44.7 million decrease in depreciation expense). The decision included a 7.82% rate of return on original cost rate base of $1.336 billion, a 9.5% return on common equity, and a capital structure utilizing 52% common equity. Other key elements included the approval of the continuation of the Customer-Owned Yard Line (“COYL”) program, the implementation of a vintage steel pipe (“VSP”) replacement program, and a continuation of the current decoupled rate design, excluding the previous winter-period adjustment to rates, making the mechanism fundamentally similar to that which exists in Nevada. The settlement also included a property tax tracking mechanism, which will defer changes in related expense for recovery in the next general rate case. It also included a three-year moratorium on filing another general rate application prior to May 2019.
Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of tax reform pursuant to the Tax Cut and Jobs Act (the “TCJA”) beginning January 1, 2018 through a tax expense adjuster mechanism, a notice of intent to file a rate case, or through a separate application. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect tax reform. The requested tax refund process was designed to ensure customers receive the benefits from tax reform through an ACC-approved earnings test, whereby a tax refund application would be made annually to refund to customers any margin contributing to earnings above the ACC-authorized rate of return. The ACC staff (the “Staff”) recommended that Southwest refund customers a one-time credit to reflect the tax savings from January through July 2018, effective with Southwest’s August 2018 billing cycles and that, effective August 2018, surcredits be established on a per-therm basis until new cost-of-service rates become effective following the Company’s next general rate case. Other recommendations included supplemental compliance reports related to excess deferred income taxes and an annual true-up to account for differences between the actual tax savings and the amount authorized by the ACC. In July 2018, the ACC issued a decision (the “Decision”) approving the Staff’s recommendations. The Decision addressed current tax reductions due to tax reform through refunding customers approximately $20 million annually (as compared to rate levels established in the most recent general rate case effective April 2017) until new general rates are approved. However, it did not direct refunding to commence with regard to excess amounts from the remeasurement of deferred tax balances, which continue to be recognized as a regulatory liability beginning with the enactment date of tax reform (see Note 1 – Nature of Operations and Basis of Presentation). Through September 2018, Southwest reflected approximately $15 million of the $20 million annual amount as a reduction in revenue and is tracking monthly differences between amounts expected to be returned and amounts actually returned to customers, resulting in a liability balance of $2.4 million as of September 30, 2018.
Liquefied Natural Gas (“LNG”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting preapproval of Southwest’s application to construct the LNG facility and the deferral of costs, up to $50 million, which was later approved (December 2016) to be modified not to exceed $80 million, following land purchase and bid solicitation for the engineering, procurement, and construction of the facility. Construction commenced during the third quarter of 2017 and is expected to be completed by the end of 2019. Through September 2018, Southwest has incurred approximately $51 million in capital expenditures toward the project (including land acquisition costs).
COYL Program. Southwest received approval, in connection with an earlier Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, which is not a traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is revised annually as the program progresses. In the annual COYL filing made in February 2017, Southwest requested to establish an annual surcharge to collect $1.8 million related to the revenue requirement associated with $12.1 million in capital projects completed under both phases during 2016. In June 2017, the ACC issued a decision approving the surcharge application. All capital work completed in earlier years was incorporated in Southwest’s Arizona rate base in connection with the recently completed general rate case proceeding, as discussed above. In the annual COYL filing made in February 2018, Southwest requested surcharge revenue of $4.2 million (an increase of $2.4 million from $1.8 million) related to 2017 expenditures of $18 million. In September 2018, the ACC approved the proposed surcharge application, while modifying the surcharge revenue to $3.5 million (an increase of $1.7 million) to reflect the impact of tax reform on the revenue requirement calculation.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

VSP Program. Southwest received approval, in connection with its most recent Arizona general rate case, to implement a VSP replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that will be made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 40 miles of VSP during 2017 totaling approximately $27 million and is targeting replacement projects during 2018 of approximately $100 million. In the annual VSP filing made in February 2018, Southwest requested to establish a surcharge to collect $3.1 million related to 2017 expenditures. In September 2018, the ACC approved the proposed surcharge application, while modifying the surcharge revenue to $2.4 million to reflect the impact of tax reform on the revenue requirement calculation.
California Jurisdiction
California General Rate Case. In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual post-test year (“PTY”) attrition adjustments through 2020 from 2018. That latest rate case decision would have otherwise required Southwest to file its next general rate application by September 2017. Expedited consideration was requested and in June 2017, the California Public Utilities Commission (the “CPUC”) approved the request, thereby extending the rate case filing deadline to September 2019. Southwest believes this extension is in the public interest as it provides rate stability to customers for two additional years consistent with the current reasonable rates approved as part of the last general rate case, and the continuation of the currently approved 2.75% PTY attrition adjustment for the two additional years. Also see Attrition Filing below.
Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC directed Southwest to track income tax expense resulting from mandatory or elective changes in tax law, procedure, or policy during the period of the rate case extension. The purpose is to identify differences between Southwest’s authorized income tax expense and its actual incurred income tax expense during calendar years 2019 and 2020, the result of which would be reviewed in Southwest’s next general rate case. Southwest does not currently anticipate making an ad hoc filing in advance of the next general rate case filing to implement any changes resulting from tax reform.
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
Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with all applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in March 2018 adopting an allocation methodology to distribute the net revenues or costs for years 2015-2017 beginning in the second quarter of 2018. Southwest began amortizing its then existing net cost balance over a 12-month period with recovery rates effective July 2018 for all applicable rate schedules. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year. GHG compliance costs recovered through rates (including transportation customer rates) have no impact on earnings.
Nevada Jurisdiction
Nevada General Rate Case. The currently effective general rate case decision was received from the Public Utilities Commission of Nevada (the “PUCN”) in November 2012 as amended in a Rehearing Decision in April 2013. Southwest filed its most recent general rate case with the PUCN in May 2018 and updated the request following the certification period ending in July 2018. The filing requests a statewide overall general rate increase of approximately $29.7 million to account for changes in the cost of service ($12.1 million) since the last general rate case, including those resulting from the TCJA, and another $17.6 million associated with the inclusion in rate base of GIR projects previously approved by the PUCN under the ongoing program. The application also requests a return on common equity of 10.3%, and a capital structure utilizing a 49.3% equity ratio. In association with the proposed changes, depreciation expense is expected to increase by approximately $4 million, for a net operating income impact of approximately $25 million. Southwest also seeks to adjust the GIR rate as part of the rate case process in lieu of filing a separate GIR rate application later this year. That adjustment would result in estimated incremental operating margin of $6 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

In addition to the foregoing, Southwest is requesting to implement a pension tracker to account for the changes in pension expense between rate cases. Southwest also proposes to include two new tariff schedules (1) compression service and (2) biogas and renewable natural gas service. There are no changes to rate design overall, and a request to continue the general revenues adjustment (the “GRA”) mechanism (revenue decoupling mechanism) is included. The PUCN Staff and the Bureau of Consumer Protection (the “BCP”) each filed testimony requesting various changes to the proposed cost of service, including recommending a return on common equity of 9.4% and 9.3%, respectively. The PUCN Staff proposed an overall annual increase of approximately $13.9 million, but proposed to offset that with approximately $16.5 million of imputed revenue on contracts for service the Company has with several of its large customers. The BCP has proposed an annual increase of approximately $2.2 million, with a smaller offset for imputed revenues on the large customer contracts. Management cannot predict how these proposals will impact the ultimate decision of the PUCN, but currently expects that an order will be received during the fourth quarter of 2018 and that new rates will become effective no later than January 1, 2019. See also Tax Reform and Infrastructure Replacement Mechanisms below.
Tax Reform. The PUCN opened an investigation into the TCJA, requiring comments to be filed by April 2018. Southwest filed comments, whereby it described its plan to address the tax changes in its general rate case that was filed in May 2018. The PUCN issued a decision in October 2018 affirming that the pending Nevada rate case is the appropriate forum for addressing the impact of the TCJA on ratepayers, and recommended that the Company refrain from amortizing any excess accumulated deferred tax balances until the rate case is resolved.
General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing in 2016, the PUCN authorized rate adjustments associated with the GRA. The rate adjustment resulted in $13.6 million of collections from customers during 2017, a decrease in collections of $11.8 million, as compared to 2016. For the 2017 filing, with rates effective January 2018, the PUCN authorized rate adjustments that are expected to result in a decrease in collections from customers of $15.4 million, as compared to the 2017 levels. In association with the most recent annual submission in June 2018, Southwest filed to adjust the GRA surcharge effective January 2019, to result in an increase in collections from customers of $5.6 million. Following a settlement agreement submitted to the PUCN, which was approved in October, the surcharge revenue was authorized to be implemented as requested. While there is no impact to net income overall from this rate adjustment, operating cash flows will be expected to increase as the associated regulatory balance is reduced.
Infrastructure Replacement Mechanism. In January 2014, the PUCN approved final rules for a mechanism to defer and recover certain costs associated with accelerated replacement of infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe (“EVPP”), COYL and VSP), each year Southwest files a GIR “Advance Application” requesting authorization to replace qualifying infrastructure. Approximately $57.3 million of replacement work was approved for 2017 with an annualized revenue requirement estimated at approximately $5.3 million. In May 2017, Southwest filed its Advance Application for projects totaling approximately $66 million that are expected to be completed during 2018. The PUCN issued an order on that Advance Application in September 2017, approving approximately $66 million of replacement work with an annualized revenue requirement estimated at $6 million.
In June 2018, Southwest filed its Advance Application with projects totaling $228 million to be completed over a three-year period, with a total annualized revenue requirement (following the three-year replacement period) of approximately $21.7 million. Historically, Southwest has requested approval of projects on an annual basis; however, it requested to move to a multi-year approval process for projects to improve operational flexibility and enhance coordination with contractors and governmental agencies. The PUCN issued a decision limiting its approval to the 2019 projects, resulting in an annual approval of $35.3 million for projects to be completed in 2019 (EVPP $9.3 million, COYL $1.3 million, and VSP $24.7 million).
Filed separately, as part of each GIR filing, Southwest requests authorization to reset the GIR recovery surcharge related to previously approved and completed projects, with new rates becoming effective each January. In November 2017, for projects approved in 2016 and completed by July 2017, a deferred annualized revenue requirement of $8.7 million was approved to be recovered from customers through updated rates effective January 2018. Included as part of the 2018 general rate case filing (noted above), management proposed to adjust the GIR surcharge rate as part of the rate case in lieu of filing a separate application during the third quarter, which would be expected to result in incremental annual margin of approximately $6 million. A decision is expected during the fourth quarter of 2018.
Conservation and Energy Efficiency(“CEE”). In June 2015, Southwest requested recovery of energy efficiency and conservation development and implementation costs, including promotions and incentives for various programs, as originally approved for deferral by the PUCN effective November 2009. While recovery of initial program costs was approved as part of the most recently completed general rate case, amounts incurred subsequent to May 2012 (the related certification period) continued to be deferred. Approved rates for the post-May 2012 costs deferred (including previously expected program expenditures for 2016) became

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

effective January 2016. The 2017 ARA filing approved in November 2017, with modified rates effective January 2018, is expected to result in annualized margin decreases of $8.2 million in southern Nevada and $1.4 million in northern Nevada to return over-collected balances. As part of the 2018 ARA filing, Southwest requested modified rates, effective January 2019, which would authorize an annualized margin decrease of $4 million in southern Nevada and a $100,000 increase in northern Nevada. There is, however, no anticipated impact to net income overall from these changes as amortization expense will be impacted directionally the same and by the same amounts.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Hearings took place in April 2018, and in May, the PUCN issued an order approving Southwest’s proposal to expand natural gas infrastructure to Mesquite. The order approves a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The cost is expected to be recovered through volumetric rates from all southern Nevada customers (including new customers in Mesquite). The annual revenue requirement associated with the project is $2.8 million. Southwest has begun preliminary design work and is currently targeting the first quarter of 2019 to start serving certain customers with an approved virtual pipeline network, which is a temporary natural gas supply using a limited distribution system and compressed natural gas tanks. It is estimated that permitting and construction of the approach main to bring the permanent supply to Mesquite and construction of the remaining approved distribution system could take up to two years to complete.
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
2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute evaluated shipper interest in acquiring additional transportation capacity and executed precedent agreements for incremental transportation capacity with Southwest during the third quarter of 2016. In October 2016, Paiute initiated a pre-filing review process with the FERC for an expansion project, which was approved during the same month. In July 2017, a certificate application was filed, which included an applicant environmental assessment. In May 2018, the FERC issued a Certificate of Public Convenience and Necessity authorizing Paiute to construct the $18 million project. Following receipt of contractor pricing for the project, Paiute updated the project costs to reflect approximately $22 million and made a filing with FERC requesting to amend the certificate order to reflect the updated cost estimates. In October 2018, the FERC issued an order amending the certificate to reflect updated costs of the project. Construction work began in July 2018 and will consist of 8.5 miles of additional transmission pipeline infrastructure. The project is expected to be completed and placed in service in November 2018.
Tax Reform. The FERC issued a Notice of Proposed Rulemaking (“NOPR”) on whether the federal income tax changes of the TCJA cause pipeline rates to no longer be just and reasonable. The NOPR provided for pipelines to file a FERC Form No. 501-G to evaluate the impact of tax reform on their revenue requirement. In addition to filing the form, pipelines would select one of the following four options: (1) make a limited “Section 4” filing to reduce its rates by the percentage reduction in its cost of service shown in its FERC Form No. 501-G; (2) commit to file either a prepackaged uncontested rate settlement or a general Section 4 rate case; (3) file a statement explaining why no change in rates is necessary; or (4) file the new FERC form without taking any other action. The FERC would also ultimately consider whether to initiate an investigation of any pipeline that would not have submitted a limited Section 4 rate reduction filing or committed to file a general rate case. In July 2018, the FERC issued a final rule (Order No. 849) adopting procedures for determining which jurisdictional pipelines may be collecting unjust and unreasonable rates in light of tax reform. The rule became effective in September 2018. Paiute and Southwest Gas Transmission Company (“SGTC”), both of which are FERC-regulated subsidiaries of Southwest and the Company, are each expected to file a Form No. 501-G during the fourth quarter of 2018. In advance of its Form No. 501-G filing, Paiute has initiated discussions with its shippers regarding adjusting rates to reflect impacts of the TCJA as well as settlement of Paiute’s obligation to file a general rate case no later than May 31, 2019. SGTC has also initiated discussions with its shipper on adjusting its rates to reflect the impact of the TCJA.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Over-collections in all jurisdictions, coupled with a refund of $49 million received during the third quarter of 2018 due to the El Paso Natural Gas, L.L.C. (“EPNG”) rate case settlement, resulted in a liability of $93 million included in Deferred purchased gas costs on the Company’s and Southwest’s Condensed Consolidated Balance Sheets as of September 30, 2018. Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on profit margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions). As the majority of the $49 million EPNG refund noted above related to Southwest’s transmission service into Arizona, in October 2018, Southwest filed an application with the ACC requesting an alternate methodology for refunding the EPNG funds allocated to the Arizona rate jurisdiction customers, which would involve offsetting sizable amounts currently receivable from Arizona customers under a different mechanism (the margin decoupling mechanism). A decision is expected during the fourth quarter of 2018.
The following table presents Southwest’s outstanding PGA balances receivable/(payable) (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Arizona	$(70,863)	$5,069	$1,324
Northern Nevada	(1,287)	8,189	4,906
Southern Nevada	(16,125)	(6,841)	(13,711)
California	(4,748)	1,323	(1,260)
	$(93,023)	$7,740	$(8,741)
Capital Resources and Liquidity
Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, certain pipe replacement has been accelerated to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed previously. During this same time, benefits were derived from new borrowings and strategic debt redemptions. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $108 million in the first nine months of 2018 as compared to the same period of 2017. Changes in operating cash flows are typically influenced significantly by the change in purchased gas costs, including amounts incurred and deferred, as well as when amounts are incorporated in customer bills to recover the deferred balances. For example, during the third quarter of 2018, EPNG refunded to Southwest, as ordered by the FERC, $49 million previously billed to Southwest for transmission services, subject to refund, in association with its 2010 rate case.
Investing Cash Flows. Cash used in consolidated investing activities increased $107 million in the first nine months of 2018 as compared to the same period of 2017. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity.
Financing Cash Flows. Net cash provided by consolidated financing activities decreased $7 million in the first nine months of 2018 as compared to the same period of 2017. The decrease was primarily due to dividends paid, which increased in the first nine months of 2018 as compared to the same period of 2017 as a result of an increase in the quarterly dividend rate and in the number of shares outstanding.
The Company issued approximately $84 million in stock during the first nine months of 2018 under its Equity Shelf Program and approximately 78,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the Management

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Incentive Plan. Also during the nine months ended September 30, 2018, the Company issued 109,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $7.8 million.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and infrastructure services segments. Each business activity is generally responsible for securing its own external debt financing sources. However, the holding company may raise funds through stock issuance or other external financing sources in support of each business segment, as discussed in Note 6 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $75 million in the first nine months of 2018 as compared to the same period of 2017. The increase in operating cash flows was primarily attributable to the change in Deferred purchased gas costs, including the EPNG refund as discussed above, net of other changes in working capital.
Investing Cash Flows. Cash used in investing activities increased $79 million in the first nine months of 2018 as compared to the same period of 2017. The change was primarily due to additional construction expenditures, as indicated above.
Financing Cash Flows. Net cash provided by financing activities decreased $13 million in the first nine months of 2018 as compared to the same period of 2017. The decrease was primarily due to repayment of the credit facility and commercial paper program borrowings following the issuance of $300 million in senior notes in March 2018 and to an increase in dividends paid. Capital contributions increased from Southwest Gas Holdings, Inc.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended September 30, 2018, construction expenditures for the natural gas operations segment were $651 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $385 million during this time and provided approximately 52% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2020 will be approximately $2 billion. Of this amount, approximately $670 million is expected to be incurred in 2018. Southwest plans to continue to request regulatory support to accelerate projects that improve system flexibility and reliability. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% to 60% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from Southwest Gas Holdings, Inc. and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform, growth levels in Southwest’s service areas, and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. See additional discussion in the Notes to financial statements (specifically, Note 6 – Common Stock and Note 7 – Long-Term Debt).
In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. The proceeds were used to repay amounts then outstanding under the revolving portion of its credit facility and under the commercial paper program.
In March 2017, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). As the Company deems appropriate, sales of the shares will be made at market prices prevailing at the time of sale. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities Southwest serves.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

During the nine months ended September 30, 2018, 1,145,705 shares were issued in at-the-market offerings at an average price of $74.32 per share with gross proceeds of $85.2 million, agent commissions of $851,500, and net proceeds of $84.3 million. See Note 6 – Common Stock for more information. See also discussion above regarding the Company’s issuances under the DRSPP.
Bonus Depreciation
In 2017, with the enactment of the TCJA, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes public utility property; however, in August 2018 the Treasury Department and Internal Revenue Service issued proposed regulations clarifying the appropriate calculation of certain 2017 bonus depreciation. The Company estimates bonus depreciation will defer the payment of approximately $14 million (none of which relates to utility operations) of federal income taxes for 2018.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2018, the combined balance in the PGA accounts totaled an over-collection of $93 million, which included the EPNG rate case settlement of $49 million. See PGA Filings for more information, including a proposal to offset other amounts due from Arizona customers with proceeds from the EPNG refund.
The Company has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At September 30, 2018, $22.5 million was outstanding on this facility.
Southwest has a credit facility, with borrowing capacity of $400 million, which expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the credit facility (including a commercial paper program, as noted below) during the first nine months of 2018 was $150 million. At September 30, 2018, $150 million was outstanding on the long-term portion (including the commercial paper program) and $9 million was outstanding on the short-term portion of this credit facility. Commercial paper borrowings are discussed below. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2018, there was $50 million outstanding under this program.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $450 million. The line of credit portion of the facility is $250 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion, has a limit of approximately $200 million. The limit on the term loan facility was reached in November 2017; therefore, no further borrowing is permitted under this term loan facility. The $450 million credit and term loan facility expires in November 2022. The $450 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at September 30, 2018 totaled $675 million. The maximum amount outstanding on the credit facility during the first nine months of 2018 was $294 million. At September 30, 2018, $78 million was outstanding on the secured revolving credit facility. Also at September 30, 2018, there was approximately $154 million, net of letters of credit, available under the line of credit.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

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
Based on the most recent evaluation, as of September 30, 2018, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of September 30, 2018, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2018 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

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

ITEMS 1A through 3. None.

ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2018

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: November 7, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: November 7, 2018

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

