Form 10-K
period 2018-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2019-02-28
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________
 FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
 _____________________________________

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc. 5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada 89193-8510 (702) 876-7237	California	81-3881866

1-7850	Southwest Gas Corporation 5241 Spring Mountain Road Post Office Box 98510 Las Vegas, Nevada 89193-8510 (702) 876-7237	California	88-0085720
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 par value	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Southwest Gas Holdings, Inc.	Yes ☒ No ☐
Southwest Gas Corporation	Yes ☐ No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant Southwest Gas Holdings, Inc.
$3,746,859,393 as of June 30, 2018
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 53,080,357 shares as of February 15, 2019
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2019.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2018 2019 Proxy Statement	Parts I, II, and IV Part III

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
Part II—Item 8. Financial statements and supplementary data in this Annual Report on Form 10-K includes separate financial statements (i.e., balance sheets, statements of income, statements of comprehensive income, statements of cash flows, and statements of equity) for Southwest Gas Holdings, Inc. and Southwest Gas Corporation, in that order. The Notes to Consolidated Financial Statements are presented on a combined basis for both entities. All Items other than Part II – Item 8 are combined for the reporting companies.
PART I

Item 1.	BUSINESS
Southwest Gas Holdings, Inc., a California corporation, is a holding company headquartered in Las Vegas, Nevada, which either on its own or together with its subsidiaries is referred to herein as the “Company.” Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and Centuri Construction Group, Inc. (“Centuri” or the “utility infrastructure services” segment), the Company operates two business segments: natural gas operations and utility infrastructure services.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), Canyon Pipeline Construction, Inc. (“Canyon”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), and W.S. Nicholls Construction, Inc. (“W.S. Nicholls”). In November 2018, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of an 80% interest in a privately held infrastructure services business, Linetec Services, LLC (“Linetec”). Centuri results are also seasonal with lower revenues during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.
Financial information concerning the Company’s business segments is included in Note 15 of the Notes to Consolidated Financial Statements, which is included in the 2018 Annual Report to Shareholders and is incorporated herein by reference.

Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of shareholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of the annual report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the nominating and corporate governance, audit, and compensation committees of the board of directors of the Company are also available on the www.swgasholdings.com website. Print versions of these documents are available to shareholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 5241 Spring Mountain Road, Las Vegas, NV 89150.

NATURAL GAS OPERATIONS
General Description
Southwest is subject to regulation by the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), and the California Public Utilities Commission (the “CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”). Centuri, by contrast, is not regulated by the state utilities commissions or by the FERC in any of its operating areas.
As of December 31, 2018, Southwest purchased and distributed or transported natural gas to 2,047,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 32,000 net new customers during 2018. Southwest expects similar customer growth in 2019.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended	Residential and Small Commercial	Other Sales Customers	Transportation
December 31, 2018	85%	3%	12%
December 31, 2017	85%	3%	12%
December 31, 2016	85%	3%	12%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 48% of total system throughput in 2018, but only 12% of operating margin as shown in the table above. Customers who utilized this service transported 105 million dekatherms in 2018, 97 million dekatherms in 2017, and 97 million dekatherms in 2016.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations due to this seasonality. The decoupled rate mechanisms in place in the three-state service territory, as described below, are structured with seasonal variations. Also, earnings for interim periods can be significantly affected by the timing of general rate relief.
Rates and Regulation
Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Paiute system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. In association with the enactment of the legislation known as the Tax Cuts and Jobs Act (the “TCJA”) in December 2017, the corporate U.S. income tax rate was reduced from 35% to 21% and management was required to remeasure deferred tax assets and liabilities at the end of 2017. Excess net deferred taxes were reclassified to a regulatory liability, which reduces rate base in a similar fashion as when the amounts were included in the deferred tax liability.

Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures (alternative revenue programs) vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin.
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
Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”) in the 2018 Annual Report to Shareholders, which is filed as exhibit 13.01 hereto and incorporated by reference.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona:	General rate case	May 2016	April 2017
California:
Northern and Southern	Annual attrition	November 2018	January 2019
Northern and Southern	General rate case	December 2012	June 2014
Nevada:
Northern and Southern	General rate case	May 2018	January 2019
FERC:
Paiute	General rate case	February 2014	February 2015
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2018, Southwest acquired natural gas from 35 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.

To mitigate customer exposure to short-term market price volatility, Southwest seeks to fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through the PGA mechanism. Southwest does not currently enter into swaps or fixed-price purchases for its Nevada territories.
For the 2018/2019 heating season, fixed-price physical commodity purchases ranged from approximately $2.05 to approximately $4.15 per dekatherm. Southwest makes non-fixed-price natural gas purchases under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
The firm natural gas supply arrangements are structured such that a stated volume of natural gas is required to be nominated by Southwest and delivered by the supplier. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.
Storage availability may influence the average annual price of natural gas, as storage may allow a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Dependent upon the rate jurisdiction, Southwest has varying degrees of access to storage services, but overall there are a small quantity of storage services available for Southwest’s use. For available storage services, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months; however, since there is a small quantity of storage services available, storage has a limited impact on Southwest’s annual average price of natural gas. Additionally, Southwest utilizes most available storage services for operational purposes to meet customer demand and not for economic purposes. This also limits the influence the available storage services have on Southwest’s average annual price of natural gas.
Southwest currently has no storage service availability in its southern Nevada rate jurisdiction. Southwest has limited storage service availability for the southern and northern California, northern Nevada, and Arizona rate jurisdictions. The following summarizes Southwest’s access to storage services for those rate jurisdictions.
Southwest has a contract with Southern California Gas Company for use only within Southwest’s southern California rate jurisdiction.
Southwest contracts for storage services from Paiute’s LNG facility. This storage service provides peaking capability only for the northern Nevada and northern California rate jurisdictions.
Southwest also has interruptible storage contracts with Northwest Pipeline Corporation (“NWPL”) for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest’s ability to inject or withdraw from this interruptible storage, which consequently limits Southwest’s use of this interruptible storage capacity. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand.
For the Arizona rate jurisdiction, Southwest contracts with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provides for a maximum inventory quantity of 600,000 dekatherms of underground storage in New Mexico that is deliverable to the El Paso system. This contract terminates at the end of March 2019. In January 2014, Southwest filed an application with the ACC seeking pre-approval to construct, operate and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting pre-approval of Southwest's application to construct the LNG facility and the deferral of costs, up to $50 million. The approval was later modified in December 2016 to reflect a not-to-exceed amount of $80 million following the site purchase, detailed engineering design specifications, and solicitation of bids for the engineering, procurement, and construction of the facility. Construction began during the third quarter of 2017 and is expected to be substantially complete in the second quarter of 2019 with the facility available for use during the winter of 2019/2020. Costs incurred, to the extent not exceeding the modified authorization, are expected to begin being recovered with the effective date of the general rate proceeding following the in-service date. The gas costs incurred following the in-service date are expected to be recovered on an ongoing basis through the PGA mechanism. Through December 2018, Southwest has incurred approximately $60 million in capital expenditures toward the project (including land acquisition costs).

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
Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, Paiute, and Ruby Pipeline LLC (“Ruby”), costs for which are recovered from Southwest’s customers through the PGA mechanism. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all of its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to Southwest’s city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.
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
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices can impact Southwest’s ability to retain some of these customers. Alternative energy has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, and recently creating new biogas and renewable natural gas tariff schedules in Arizona and Nevada. While certain forms of renewable energy initiatives compete with natural gas, the abundance and low cost of natural gas provide competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term.
Southwest competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern, Tuscarora, and Ruby to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest closely monitors each customer situation and provides competitive service in order to retain the customer. Southwest has remained competitive through the use of negotiated transportation contract rates (subject to conditions of the respective state tariffs), special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of operating margin earned from large customers.

Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions (“GHGs”), such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in greenhouse gas emissions in the future could have significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs for us or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fossil fuels currently available and its use can help energy users comply with stricter environmental air quality standards.
The United States Environmental Protection Agency (the “EPA”) and the State of California Environmental Protection Agency (the “Cal/EPA”) have issued regulations that require the reporting of GHGs from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. Southwest reports required information to the EPA and Cal/EPA under respective rules including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines. While some aspects of the mandatory reporting rules do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing databases. Management also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.
California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board (the “CARB”), require Southwest, as a covered entity, to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program. The objective of these programs is to reduce California statewide GHG emissions to 1990 levels by 2020. Southwest must report annual GHG emissions each year. The CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHG emissions. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations.
There were two three-year compliance periods established; one which ended in 2017 and the other, ending in 2020. Southwest successfully met the first three-year compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2018. The CPUC issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which will be updated annually. There is no expected impact on earnings.
Employees
At December 31, 2018, Southwest had 2,312 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.
UTILITY INFRASTRUCTURE SERVICES
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. The primary focus of Centuri operations is replacement of natural gas distribution pipe and electric service lines as well as new infrastructure installations. Utility infrastructure services work varies from relatively small projects to the installation of infrastructure for entire residential communities or business parks. Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
During the past few years, various factors resulted in an increase in large multi-year utility system replacement programs. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted

Distribution Integrity Management Programs (“DIMP”) effective February 2010 which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. The U.S. Energy Policy Act of 2005 established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The FERC Order No. 1000, issued in July 2011, established transmission planning requirements to encourage development of electric transmission infrastructure projects. Also contributing to the increase in replacement projects were bonus depreciation tax deduction incentives. The Protecting Americans from Tax Hikes Act of 2015 extended 50% bonus depreciation tax deduction incentives through 2017. The TCJA enacted in December 2017 eliminated bonus depreciation tax deduction incentives for most of Centuri’s utility customers.
Centuri’s contract terms with utility customers generally specify unit-price, fixed-price, or time and materials arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2018, approximately 83% of revenue was earned under unit-price contracts. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the United States (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2018, backlog of approximately $115.1 million existed with respect to outstanding fixed-priced contracts.
Materials used by Centuri in its utility infrastructure service activities are typically specified, purchased, and supplied by Centuri’s customers. Contracts with customers also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have limited environmental impact (dust control, normal waste disposal, handling harmful materials, etc).
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri currently operates in 26 major markets within the U.S. and in 2 major markets within the Canadian provinces of British Columbia and Ontario. During 2018, Centuri served over 100 customers, with Southwest accounting for approximately 9% of total revenue. Additionally, two customers combined accounted for approximately 20% of total revenue, while five other customers individually accounted for 5% or more of total revenue.
Employee headcount fluctuates between seasonal periods, which are normally heaviest in the summer and fall months. At December 31, 2018, Centuri had 6,320 regular full-time equivalent employees. Employment peaked in June 2018 when there were 7,410 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility infrastructure services industry.
Centuri’s operations are conducted from 36 field locations throughout the U.S. and 10 field locations within Canada, with its corporate headquarters located in Phoenix, Arizona. Buildings and equipment storage yards are normally leased from third parties over a term of five years or less.
Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest, its associated costs are subject indirectly to “prudency reviews” like any other capital work performed by third parties or directly by Southwest. However, such “prudency reviews” would not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.
Centuri has a 95% interest in IntelliChoice Energy, LLC (“ICE”) and consolidates ICE as a majority owned subsidiary. ICE was established in 2009 to market natural gas engine-driven heating, ventilating, and air conditioning technology and products. ICE has not been a significant component of Centuri operating results.
Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction LTD. (“Western”), a Canadian infrastructure services company that specializes in construction of underground aviation fueling systems and storage tanks. Western is a variable interest entity of which the Company is not the primary beneficiary; therefore, Western is not consolidated with Centuri and is accounted for under the equity method of accounting. To date, Western, has not been a significant component of Centuri’s financial results.

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
Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to shareholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas Corporation and the infrastructure services of Centuri Construction Group, Inc. exists. The ability of Southwest Gas Holdings’ subsidiaries to pay upstream dividends and make other distributions would be subject to relevant debt covenant restrictions of subsidiaries and applicable state law.
Risk Factors that Apply to Southwest Gas Holdings, Inc., Natural Gas Operations, and Utility Infrastructure Services
A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive information, and/or lead to physical damages, and may result in legal claims or damage to our reputation.
As both a utility provider and related infrastructure services provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact our reputation, ability to provide services for our customers, as well as impact the media used to communicate and exchange information both internally and externally.
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
Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility and related services provided to customers and could lead to material liabilities. We have taken the initiative in fortifying the core infrastructure that supports the provision of utility and related services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.
We may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows and financial condition.
The integration of acquisitions requires significant time and resources. Investment of resources would be required to support any acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate companies we acquire, we may not realize the benefits expected from the transaction and goodwill recorded as a result of the acquisition could be impaired. We assess existing goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of an operating segment below its carrying value. We also assess long-lived assets, including intangible assets associated with acquisitions for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the impairment charges could have a material impact on our results of operations.

Liability exposure associated litigation
Southwest Gas Holdings, Inc., and its subsidiaries, are occasionally named as a party in lawsuits, claims, and other legal and administrative proceedings arising in the ordinary course of business, including actions related to personal injury, workers’ compensation, employment-related claims, contracts, property damage, and other ancillary matters. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent they are not fully covered by such insurance coverage.
The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.
Our natural gas operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Our utility infrastructure services operations are reliant on skilled personnel who are trained and qualified to install utility infrastructure under established safety protocols and operator qualification programs, and in conformance with mandated engineering design specifications. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.
We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services we provide. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $300,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.
Failure to attract and retain an appropriately qualified employee workforce could adversely affect operations.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and being able to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to attract, hire, and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business.
Risk Factors that Apply to Southwest Gas Holdings, Inc. and Natural Gas Operations
Governmental policies and regulatory actions can reduce our earnings or cash flows.
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, FERC, and PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, can reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
In general, we are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for Southwest to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest records regulatory assets in its consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, as allowed by U.S. GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.
We may be subject to disallowances, penalties, or fines related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.
We are committed to consistently monitoring and maintaining our distribution system and storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably, and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.
Our operating results may be adversely impacted by an economic downturn.
If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. We cannot predict the timing, strength, or duration of any future economic slowdown. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.
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
We have life insurance policies with a net death benefit value at December 31, 2018 of approximately $242 million on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The net cash surrender value of these policies (which is the cash amount we would receive if we voluntarily terminated the policies) is approximately $114 million at December 31, 2018 and is included in the caption “Other property and investments” on the consolidated balance sheets. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. During 2018, the Company recognized a loss of $3.2 million in Other income (deductions) due to decreases in the cash surrender values of its company-owned life insurance policies compared to $10.3 million in earnings due to increases in cash surrender values and net death benefits recognized during 2017. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.

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
Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2019, if the need again arises.
We may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flows and earnings.
We may not be able to rely on rate decoupling to maintain stable financial position, results of operations, and cash flows.
Management has worked with regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place are subject to regulatory discretion, and if unfavorably modified or discontinued could adversely impact our financial position and results of operations.
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
Any future downgrade could increase our borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future, financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition, and results of operations.

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
Some of our debt carries a rate of interest linked to the London Interbank Offered Rate (“LIBOR”). If a change in indices, including the discontinuation or modification of LIBOR, results in interest rate increases on our debt, debt service requirements will correspondingly increase, which could adversely affect our cash flow and operating results.
We require numerous permits and other approvals from various federal, state, and local governmental agencies, and others to operate our business, including for pipeline expansion or infrastructure development; any failure to obtain or maintain required permits or approvals could negatively affect our business and results of operations.
Our existing and planned development projects require multiple permits and approvals. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals and certificates from federal, state, and local governmental agencies or others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approval, public opposition to the project, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. If there is a delay in obtaining any required approvals, or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support customer growth, or such conditions could cause us to incur additional costs. Such conditions could negatively impact our earnings.
Risk Factors that Apply to Southwest Gas Holdings, Inc. and Utility Infrastructure Services
Weather conditions in Centuri’s operating areas can adversely affect operations, financial position, and cash flows.
Centuri’s results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect the ability of Centuri to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, Centuri’s revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. These conditions also require certain areas to scale back their workforce at times during the winter season, presenting challenges associated with maintaining an adequately skilled labor force when it comes time to re-staff its work crews following the winter layoffs.
Fixed-price contracts at Centuri are subject to potential losses that could adversely affect results of operations.
Centuri enters into a variety of types of contracts customary in the underground utility construction industry. These contracts include unit-priced contracts (including unit-priced contracts with revenue caps), time and material (cost plus) contracts, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts.
Loss of one or more significant customers could adversely affect the results of the utility infrastructure services segment.
During 2018, over half of utility infrastructure services revenues were generated from seven customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.
Disruptions in labor relations with Centuri’s employees could adversely affect results of operations.
The majority of Centuri’s labor force is covered by collective bargaining agreements with labor unions, which is typical of the utility infrastructure services industry. Labor disruptions, boycotts, strikes, or significant negotiated wage and benefit increases at Centuri, whether due to employee turnover or otherwise, could have a material adverse effect on Centuri’s business and our results of operations and cash flows.

Loss of key area personnel and competitive pricing.
The productivity of Centuri’s labor force and its ongoing relationship with clients is largely dependent on those serving in foreman, general foreman, regional, and executive level management positions. The ability to retain these individuals, due in large part to the competitive nature of the utility infrastructure service business, is necessary for the ongoing success and growth of Centuri. Further, the competitive environment within which Centuri performs work creates pricing pressures, specifically when its unionized business segment is bidding against non-union competitors. This competition could adversely impact Centuri’s business, financial condition, results of operations, and cash flows.
Clients’ budgetary constraints and financial condition.
The majority of Centuri’s clients are regulated utilities, whose capital budgets are influenced significantly by the various public utility commissions. As a result, the timing and volume of work performed by Centuri is largely dependent on the regulatory environment in its operating areas and the related client capital constraints. If budgets of Centuri’s clients are reduced, it could have a material adverse effect on our business, results of operations, and cash flows.
Changing and uncertain work environment and conditions.
Centuri performs work in a variety of geographic locations, each presenting unique environmental, surface, and subsurface conditions. As a consequence of work being performed under change orders when unexpected conditions are encountered, Centuri periodically experiences delays relating to billing and payment under these changed conditions.
Reliance on third-party suppliers and subcontractors.
While Centuri maintains oversight of those third-party suppliers and subcontractors it utilizes to assist with certain aspects of the work it performs for clients, any delay or failure by these parties in the completion of their portion of a given project may result in delays in the overall progress of the project or cause us to incur additional costs, thereby potentially impacting Centuri’s overall profitability.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage plants, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in plant investment balances. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Several properties are leased by Southwest. Total gas plant, exclusive of leased property, at December 31, 2018 was $7.3 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City), Laughlin, and Mesquite. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.
Information on properties of Centuri can be found in this Form 10-K under Utility Infrastructure Services under Part I, which by this reference is incorporated herein.

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
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 15, 2019, there were 12,497 holders of record of common stock, and the market price of the common stock was $80.63. The dividends on and related information relating to the Company’s common stock required by this item are included in the 2018 Annual Report to Shareholders filed as an exhibit hereto and incorporated herein by reference.
Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (the “Board”). In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2019, the Board elected to increase the quarterly dividend from $0.52 to $0.545 per share, representing a 4.8% increase, effective with the June 2019 payment. The Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share. The quarterly common stock dividend declared was 45 cents per share throughout 2016, 49.5 cents per share throughout 2017, and 52 cents per share throughout 2018.

Item 6.	SELECTED FINANCIAL DATA
Information required by this item is included in the 2018 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is included in the 2018 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2019 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest utilizes VMP’s to attempt to further reduce price volatility for customers. Under these programs, Southwest fixes the price of a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas portfolio using any combination of fixed-price contracts and derivative instruments (fixed-for-floating swaps), and where available, natural gas storage. Southwest does not currently enter into swaps or fixed-price purchases for its Nevada territories.
Southwest’s natural gas purchasing practices are subject to prudence review by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.
Rate Design Risk
Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk based on monthly margin levels. In Nevada and Arizona, a decoupled rate structure applies to most customer classes based on monthly margin per customer benchmarks. All such mechanisms provide stability in annual operating margin by insulating us from the effects of lower usage (including volumes associated with unusual weather). With decoupled rate structures, Southwest’s operating margin is limited during unusually cold weather. Additionally, Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.
Similarly, while Southwest has in place ongoing infrastructure replacement protocol for old or compromised pipeline, which it replaces regardless of regulatory lag for the recovery of or return on the property being replaced, in recent years, Southwest has been afforded favorable treatment in replacing existing infrastructure that does not pose an immediate threat of rupture, in support of reliability and general safety overall. These programs lessen or remove the financial pitfalls to replacement in between rate cases by providing for the recovery of and return on the expenditures. The programs take many forms, including the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and Customer-Owned Yard Lines, in addition to the conversion of master-metered mobile home parks to individually metered mobile homes. Southwest is not assured that these programs will continue to be supported in future regulatory proceedings.
Interest Rate Risk
Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for us is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from ratepayers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. The following table represents the variable rate debt as of December 31, 2018 and December 31, 2017 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(in millions)	2018 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2017 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$352.0	$3.52	$391.0	$3.91
Centuri	255.9	2.56	256.0	2.56
Corporate	—	—	23.5	0.24
Total Southwest Gas Holdings, Inc.	$607.9	$6.08	$670.5	$6.71

(1)	Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with foreign currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2018, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Southwest Gas Holdings and Subsidiaries and of Southwest, including the Notes thereto, together with the reports of PricewaterhouseCoopers LLP, are included in the 2018 Annual Report to Shareholders and are incorporated herein by reference.

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
In November 2018, the Company, through its utility infrastructure services subsidiaries, completed the acquisition of a privately held infrastructure services business: Linetec Services, LLC (“Linetec”). Existing assets of the acquired business represents 2% of consolidated total assets and less than 1% of consolidated revenues for the year ended December 31, 2018 and is not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Linetec from its evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of the acquisition through December 31, 2018. The Company’s management is in the process of reviewing the operations of Linetec and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2019.

Based on the most recent evaluation, as of December 31, 2018, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2018, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Internal Control Over Financial Reporting
The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be reported herein are incorporated by reference to the information reported in the 2018 Annual Report to Shareholders under the caption “Management’s Report on Internal Control Over Financial Reporting.”
The Attestation Report of the Independent Registered Public Accounting Firm required to be reported herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2018 Annual Report to Shareholders under the caption “Report of Independent Registered Public Accounting Firm.”
This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.
(b) Identification of Executive Officers. The following sets forth the name, age, position, and period the position was held during the last five years for each of the named Executive Officers as of December 31, 2018.

Name	Age	Position	Period Position Held
John P. Hester	56	President and Chief Executive Officer *	2015-Present
		President	2014-2015
		Executive Vice President	2014
Karen S. Haller	55	Executive Vice President/Chief Legal and Administrative Officer and Corporate Secretary *	2018-Present
		Senior Vice President/General Counsel and Corporate Secretary *	2014-2018
Gregory J. Peterson	59	Senior Vice President/Chief Financial Officer *	2018-Present
		Vice President/Controller/Chief Accounting Officer *	2014-2018
Lori L. Colvin	51	Vice President/Controller/Chief Accounting Officer *	2018-Present
		Assistant Controller	2017-2018
		Director/Accounting	2014-2017
Eric DeBonis	51	Senior Vice President/Operations **	2014-Present
Anita M. Romero	56	Senior Vice President/Staff Operations & Technology **	2014-Present
Kenneth J. Kenny	56	Vice President/Finance/Treasurer *	2014-Present
Justin L. Brown	46	Senior Vice President/General Counsel **	2018-Present
		Vice President/Regulation & Public Affairs	2014-2018
Paul M. Daily	62	President and Chief Executive Officer - Centuri Construction Group, Inc.	2016-Present

*	Position held at Southwest Gas Holdings, Inc. (formed January 2017) and Southwest Gas Corporation

**	Position held at Southwest Gas Corporation only

(c)    Identification of Certain Significant Employees. None.
(d)     Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.

(e)
Business Experience. Information with respect to Directors is set forth under the heading “Election of Directors” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein. All executive officers have held responsible positions with the Company for at least five years as described in (b) above with the exception of Paul M. Daily, Chief Executive Officer of Centuri Construction Group, Inc. Prior to his position with Centuri, Mr. Daily founded Paul M. Daily & Associates in 2014 and served as principal advisor to stakeholders in long-term planning for growth and diversification, both organically and through mergers and acquisitions. Prior to his association with Paul M. Daily & Associates, from August 2011 until September 2014, Mr. Daily co-founded and served as Director and Chief Executive Officer of Infrastructure and Energy Alternatives, LLC, which provided infrastructure design and construction services to North American energy clients.

(f)    Involvement in Certain Legal Proceedings. None.
(g)    Promoters and Control Persons. None.

(h)
Audit Committee Financial Expert. Information with respect to the financial expert of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

(i)
Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee is set forth under the heading “Committees of the Board” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

(j)    Material Changes in Director Nomination Procedures for Security Holders. None.
Section 16(a) Beneficial Ownership Reporting Compliance. The Company has adopted procedures to assist its directors and executive officers in complying with Section 16(a) of the Exchange Act which includes assisting in the preparation of forms for filing. Based upon a review of filings with the SEC and written representations that no other reports were required, the Company believes that all of its directors and executive officers complied during 2018 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics for employees, including the president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct; 2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Code of Business Conduct and Ethics can be viewed on the website (www.swgasholdings.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, to our president and chief executive officer, chief financial officer and chief accounting officer, the nature of such amendment or waiver will be disclosed on www.swgasholdings.com.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation is set forth under the heading “Executive Compensation” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

(a)
Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

(b)
Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2018.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
	(a)	(b)	(c)
(Thousands of shares)
Equity compensation plans approved by security holders:
Management Incentive Plan shares	66	$66.51	726
Restricted Stock Units (1)	323	56.16	1,271
Total Equity compensation plans approved by security holders	389	—	1,997
Equity compensation plans not approved by security holders	—	—	—
Total	389	$—	1,997

(1)
The number of securities to be issued upon vesting of awards includes 61,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus incentive plan.

Additional information regarding the equity compensation plans is included in Note 12 of the Notes to Consolidated Financial Statements in the 2018 Annual Report to Shareholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2019 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

(1)
The Consolidated Financial Statements of the Company and Southwest (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2018 Annual Report to Shareholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	24
Southwest Gas Holdings, Inc. Consolidated Statements of Income	26
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	27
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	28
Southwest Gas Holdings, Inc. Consolidated Statements of Equity and Redeemable Noncontrolling Interest	30
Southwest Gas Corporation Consolidated Balance Sheets	32
Southwest Gas Corporation Consolidated Statements of Income	34
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	35
Southwest Gas Corporation Consolidated Statements of Cash Flows	36
Southwest Gas Corporation Consolidated Statements of Equity	38
Notes to Consolidated Financial Statements	39
Management’s Report on Internal Control Over Financial Reporting	88
Report of Independent Registered Public Accounting Firm	89
Report of Independent Registered Public Accounting Firm	91

(2)	All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(3)	See LIST OF EXHIBITS.

(b)	See LIST OF EXHIBITS.

Item 16.	FORM 10–K SUMMARY.
None.

Exhibit Number	Description of Document

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

3(i)	Articles of Incorporation of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated December 28, 2016, File No. 1-07850.

3(i)	Amendment incorporated herein by reference to Exhibit 3(i) to Form 10-Q for the quarter ended September 30, 2017, File No. 1-07850.

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

4.05	Form of Southwest Gas Holdings, Inc. Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Form S-3 dated January 4, 2017, File No. 333-208609-01.

4.06	Form of Southwest Gas Corporation Common Stock Certificate. Incorporated herein by reference to Exhibit 4 to Form 8-K dated July 22, 2003, File No. 1-07850.

4.07
Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of October 1, 2005, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2005A. Incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 1-07850.

4.08
Indenture of Trust between Clark County, Nevada, and the Bank of New York Trust Company, N.A. as Trustee, dated as of September 1, 2006, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2006A. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2006, File No. 1-07850.

4.09
Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

Exhibit Number	Description of Document
4.10
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.11
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.12
Note Purchase Agreement, dated November 18, 2010, by and between Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.13
Amendment No.  1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March  31, 2014, File No. 1–07850.

4.14
Amendment No.  2 to Note Purchase Agreement, dated September  30, 2016, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.02 to Form 10-Q for the quarter ended September 30, 2016, File No.  1–07850.

4.15	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.16
Indenture, dated December  7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

4.17
First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.18
Indenture, dated March  23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.875% Notes due 2022. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.19
Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.20	Southwest Gas Holdings, Inc. Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to prospectus 424(b)(5) dated December 17, 2018, File No. 333-222047.

4.21
Indenture, dated September  29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 10-Q for the quarter ended September 30, 2016, File No. 1-07850.

4.22
Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.23
First Supplemental Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.24	Form of 3.70% Senior Note due 2028 (included in Exhibit 4.23).

4.25
The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

Exhibit Number	Description of Document
10.01
Project Agreement between Southwest Gas Corporation and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 1-07850.

10.02*	Southwest Gas Corporation Supplemental Executive Retirement Plan, amended and restated as of December 28, 2016.

10.03*	Southwest Gas Holdings, Inc. Management Incentive Plan, amended and restated as of February 23, 2017.

10.04*	Southwest Gas Corporation Executive Deferral Plan, amended and restated December 28, 2016.

10.05*	Southwest Gas Corporation Directors Deferral Plan, amended and restated December 28, 2016.

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

10.11
Amendment No.  1 to Revolving Credit Agreement, dated as of March  25, 2014, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 25, 2014, File No. 1–07850.

10.12
Amendment No.  2 to Revolving Credit Agreement, dated as of March  25, 2015, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 24, 2015, File No. 1–07850.

10.13
Amendment No.  3 to Revolving Credit Agreement, dated as of March  28, 2016, by and among Southwest Gas Corporation, each of the lenders parties to the Revolving Credit Agreement referred to therein, and the Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2016, File No. 1–07850.

10.14*	Southwest Gas Holdings, Inc. 2006 Restricted Stock/Unit Plan, amended and restated as of December 28, 2016.

10.15*	Form of Performance Share Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

10.16*	Form of Restricted Stock Unit Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2016, File No. 1-07850.

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

Exhibit Number	Description of Document
10.18	Southwest Gas Holdings, Inc. $100 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2017, File No. 001-37976.

10.19*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.20*	Centuri/NPL Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.21*	Centuri Long-term Capital Investment Program. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.22*	Centuri Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2018, File Nos. 001-37976 and 001-07850.

10.23*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 1-37976.

10.24*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.25	Centuri $450 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.26
Form of Centuri Construction Group, Inc. Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

10.27
Form of Centuri Construction Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

10.28	Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective December 28, 2016.

10.29	Southwest Gas Corporation Directors Deferral Plan, amended and restated November 14, 2018.

10.30	First Amendment to Centuri and subsidiaries Credit Facility Agreement, the other credit parties referred to therein, and Wells Fargo Bank.

13.01	Portions of Southwest Gas Holdings, Inc. 2018 Annual Report to Shareholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02	Section 302 Certifications–Southwest Gas Corporation.

32.01	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02	Section 906 Certifications–Southwest Gas Corporation.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

Exhibit Number	Description of Document

* Management Contracts or Compensation Plans

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 28, 2019	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

27

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER	Director	February 28, 2019
(Robert L. Boughner)

/s/ JOSÉ A. CÁRDENAS	Director	February 28, 2019
(José A. Cárdenas)

/s/ THOMAS E. CHESTNUT	Director	February 28, 2019
(Thomas E. Chestnut)

/s/ STEPHEN C. COMER	Director	February 28, 2019
(Stephen C. Comer)

/s/ LEROY C. HANNEMAN, JR.	Director	February 28, 2019
(LeRoy C. Hanneman, Jr.)

/s/ JOHN P. HESTER	Director, President and Chief Executive	February 28, 2019
(John P. Hester)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 28, 2019
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	February 28, 2019
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Chairman of the Board	February 28, 2019
(Michael J. Melarkey)	of Directors

/s/ A. RANDALL THOMAN	Director	February 28, 2019
(A. Randall Thoman)

/s/ THOMAS A. THOMAS	Director	February 28, 2019
(Thomas A. Thomas)

/s/ LESLIE T. THORNTON	Director	February 28, 2019
(Leslie T. Thornton)

/s/ GREGORY J. PETERSON	Senior Vice President/	February 28, 2019
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2019
(Lori L. Colvin)	Chief Accounting Officer

28

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 28, 2019	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

29

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HESTER	Director, President and Chief Executive	February 28, 2019
(John P. Hester)	Officer

/s/ MICHAEL J. MELARKEY	Director	February 28, 2019
(Michael J. Melarkey)

/s/ KAREN S. HALLER	Director, Executive Vice President/Chief Legal	February 28, 2019
(Karen S. Haller)	and Administrative Officer and Corporate Secretary

/s/ GREGORY J. PETERSON	Director, Senior Vice President/	February 28, 2019
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2019
(Lori L. Colvin)	Chief Accounting Officer

30