Form 10-Q
period 2019-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2019-05-08
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number	State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.	California	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237

1-7850	Southwest Gas Corporation	California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
Las Vegas, Nevada 89193-8510
(702) 876-7237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 53,396,583 shares as of April 30, 2019.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 30, 2019.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,268,255	$7,134,239
Less: accumulated depreciation	(2,257,017)	(2,234,029)
Construction work in progress	204,370	193,028
Net utility plant	5,215,608	5,093,238
Other property and investments	716,722	623,551
Current assets:
Cash and cash equivalents	97,037	85,361
Accounts receivable, net of allowances	429,248	413,926
Accrued utility revenue	47,000	77,200
Income taxes receivable	14,069	14,653
Deferred purchased gas costs	65,242	4,928
Prepaid and other current assets	177,784	243,701
Total current assets	830,380	839,769
Noncurrent assets:
Goodwill	364,482	359,045
Deferred income taxes	1,074	1,264
Deferred charges and other assets	441,166	440,862
Total noncurrent assets	806,722	801,171
Total assets	$7,569,432	$7,357,729
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 53,391,731 and 53,026,848 shares)	$55,021	$54,656
Additional paid-in capital	1,332,793	1,305,769
Accumulated other comprehensive income (loss), net	(50,623)	(52,668)
Retained earnings	1,009,809	944,285
Total Southwest Gas Holdings, Inc. equity	2,347,000	2,252,042
Noncontrolling interest	(452)	(452)
Total equity	2,346,548	2,251,590
Redeemable noncontrolling interest	82,406	81,831
Long-term debt, less current maturities	2,106,274	2,107,258
Total capitalization	4,535,228	4,440,679
Current liabilities:
Current maturities of long-term debt	34,915	33,060
Short-term debt	188,000	152,000
Accounts payable	231,343	248,993
Customer deposits	68,593	67,940
Income taxes payable	—	1,083
Accrued general taxes	69,423	43,560
Accrued interest	31,439	21,369
Deferred purchased gas costs	72,213	79,762
Other current liabilities	278,552	290,878
Total current liabilities	974,478	938,645
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	556,063	529,201
Accumulated removal costs	385,000	383,000
Other deferred credits and other long-term liabilities	1,118,663	1,066,204
Total deferred income taxes and other credits	2,059,726	1,978,405
Total capitalization and liabilities	$7,569,432	$7,357,729
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Operating revenues:
Gas operating revenues	$520,677	$494,313	$1,384,092	$1,334,019
Utility infrastructure services revenues	312,862	260,017	1,575,130	1,314,366
Total operating revenues	833,539	754,330	2,959,222	2,648,385
Operating expenses:
Net cost of gas sold	192,604	185,732	426,260	393,898
Operations and maintenance	106,245	102,351	410,287	390,819
Depreciation and amortization	77,539	62,478	264,273	240,951
Taxes other than income taxes	16,206	15,257	60,847	58,421
Utility infrastructure services expenses	300,465	258,952	1,429,202	1,215,959
Total operating expenses	693,059	624,770	2,590,869	2,300,048
Operating income	140,480	129,560	368,353	348,337
Other income and (expenses):
Net interest deductions	(26,397)	(22,631)	(100,437)	(81,981)
Other income (deductions)	6,839	(4,334)	(6,253)	(9,374)
Total other income and (expenses)	(19,558)	(26,965)	(106,690)	(91,355)
Income before income taxes	120,922	102,595	261,663	256,982
Income tax expense	25,538	24,301	62,921	53,751
Net income	95,384	78,294	198,742	203,231
Net income (loss) attributable to noncontrolling interests	575	(797)	747	(393)
Net income attributable to Southwest Gas Holdings, Inc.	$94,809	$79,091	$197,995	$203,624
Basic earnings per share	$1.78	$1.63	$3.91	$4.23
Diluted earnings per share	$1.77	$1.63	$3.91	$4.23
Average number of common shares	53,369	48,416	50,640	48,105
Average shares (assuming dilution)	53,424	48,459	50,701	48,139
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Net income	$95,384	$78,294	$198,742	$203,231
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(15,524)	(32,701)
Amortization of prior service cost	241	254	1,002	875
Amortization of net actuarial loss	4,441	6,387	23,603	18,219
Regulatory adjustment	(4,063)	(5,746)	(4,574)	10,400
Net defined benefit pension plans	619	895	4,507	(3,207)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	635	2,541	2,190
Net forward-starting interest rate swaps	635	635	2,541	2,190
Foreign currency translation adjustments	791	(911)	(1,308)	640
Total other comprehensive income (loss), net of tax	2,045	619	5,740	(377)
Comprehensive income	97,429	78,913	204,482	202,854
Comprehensive income (loss) attributable to noncontrolling interests	575	(797)	747	(389)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$96,854	$79,710	$203,735	$203,243
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$95,384	$78,294	$198,742	$203,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,539	62,478	264,273	240,951
Deferred income taxes	24,923	23,228	52,736	49,372
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(15,562)	8,858	(40,282)	(68,978)
Accrued utility revenue	30,200	30,900	300	(1,400)
Deferred purchased gas costs	(67,863)	(10,628)	25,339	(36,330)
Accounts payable	(12,643)	(48,497)	47,632	26,762
Accrued taxes	25,400	18,776	(5,331)	491
Other current assets and liabilities	47,848	(643)	(5,582)	(29,945)
Gains on sale	(233)	(230)	(1,706)	(4,087)
Changes in undistributed stock compensation	3,188	1,861	7,438	6,638
AFUDC	(960)	(229)	(4,358)	(2,050)
Changes in other assets and deferred charges	(16,328)	(1,845)	(20,221)	(16,941)
Changes in other liabilities and deferred credits	(2,782)	18,244	17,420	20,965
Net cash provided by operating activities	188,111	180,567	536,400	388,679
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(210,662)	(154,542)	(822,034)	(662,401)
Acquisition of businesses, net of cash acquired	—	(4,209)	(247,164)	(98,413)
Changes in customer advances	3,078	3,038	13,503	2,304
Miscellaneous inflows	262	1,505	3,200	13,429
Net cash used in investing activities	(207,322)	(154,208)	(1,052,495)	(745,081)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	25,879	11,220	369,061	52,375
Dividends paid	(27,602)	(23,839)	(104,003)	(94,572)
Centuri distribution to redeemable noncontrolling interest	—	(102)	—	(204)
Issuance of long-term debt, net	29,666	335,382	259,456	716,165
Retirement of long-term debt	(31,160)	(21,102)	(247,816)	(312,308)
Change in credit facility and commercial paper	—	(111,000)	111,000	24,000
Change in short-term debt	36,000	(192,000)	165,500	22,500
Principal payments on finance lease obligations	(70)	(165)	(553)	(946)
Redemption of Centuri shares from noncontrolling parties	—	—	—	(23,000)
Withholding remittance - share-based compensation	(1,838)	(2,852)	(2,096)	(3,510)
Other	(53)	(337)	(2,460)	(2,498)
Net cash provided by (used in) financing activities	30,822	(4,795)	548,089	378,002
Effects of currency translation on cash and cash equivalents	65	(71)	(72)	114
Change in cash and cash equivalents	11,676	21,493	31,922	21,714
Cash and cash equivalents at beginning of period	85,361	43,622	65,115	43,401
Cash and cash equivalents at end of period	$97,037	$65,115	$97,037	$65,115
Supplemental information:
Interest paid, net of amounts capitalized	$15,850	$13,294	$89,118	$74,949
Income taxes paid (received)	$454	$4,418	$(2,743)	$8,264
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,268,255	$7,134,239
Less: accumulated depreciation	(2,257,017)	(2,234,029)
Construction work in progress	204,370	193,028
Net utility plant	5,215,608	5,093,238
Other property and investments	123,783	116,146
Current assets:
Cash and cash equivalents	75,148	31,962
Accounts receivable, net of allowances	170,471	140,057
Accrued utility revenue	47,000	77,200
Income taxes receivable	10,602	13,444
Deferred purchased gas costs	65,242	4,928
Prepaid and other current assets	165,382	229,562
Total current assets	533,845	497,153
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	423,495	424,952
Total noncurrent assets	433,590	435,047
Total assets	$6,306,826	$6,141,584
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,089,002	1,065,242
Accumulated other comprehensive income (loss), net	(47,795)	(49,049)
Retained earnings	797,584	717,155
Total equity	1,887,903	1,782,460
Long-term debt, less current maturities	1,818,959	1,818,669
Total capitalization	3,706,862	3,601,129
Current liabilities:
Short-term debt	188,000	152,000
Accounts payable	148,309	184,982
Customer deposits	68,593	67,940
Accrued general taxes	69,423	43,560
Accrued interest	30,398	20,243
Deferred purchased gas costs	72,213	79,762
Payable to parent	1,038	472
Other current liabilities	100,556	94,136
Total current liabilities	678,530	643,095
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	517,124	490,458
Accumulated removal costs	385,000	383,000
Other deferred credits and other long-term liabilities	1,019,310	1,023,902
Total deferred income taxes and other credits	1,921,434	1,897,360
Total capitalization and liabilities	$6,306,826	$6,141,584
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Gas operating revenues	$520,677	$494,313	$1,384,092	$1,334,019
Operating expenses:
Net cost of gas sold	192,604	185,732	426,260	393,898
Operations and maintenance	105,542	102,190	408,165	389,687
Depreciation and amortization	57,612	49,961	199,467	190,688
Taxes other than income taxes	16,206	15,257	60,847	58,421
Total operating expenses	371,964	353,140	1,094,739	1,032,694
Operating income	148,713	141,173	289,353	301,325
Other income and (expenses):
Net interest deductions	(23,099)	(19,255)	(85,584)	(71,778)
Other income (deductions)	5,946	(4,603)	(6,691)	(9,747)
Total other income and (expenses)	(17,153)	(23,858)	(92,275)	(81,525)
Income from continuing operations before income taxes	131,560	117,315	197,078	219,800
Income tax expense	28,171	26,966	45,196	49,571
Net income	$103,389	$90,349	$151,882	$170,229
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Net income	$103,389	$90,349	$151,882	$170,229
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	(15,524)	(32,701)
Amortization of prior service cost	241	254	1,002	875
Amortization of net actuarial loss	4,441	6,387	23,603	18,219
Regulatory adjustment	(4,063)	(5,746)	(4,574)	10,400
Net defined benefit pension plans	619	895	4,507	(3,207)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	635	2,541	2,190
Net forward-starting interest rate swaps	635	635	2,541	2,190
Total other comprehensive income (loss), net of tax	1,254	1,530	7,048	(1,017)
Comprehensive income	$104,643	$91,879	$158,930	$169,212
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$103,389	$90,349	$151,882	$170,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,612	49,961	199,467	190,688
Deferred income taxes	26,270	18,676	50,593	46,622
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(30,414)	(28,201)	(22,522)	(29,031)
Accrued utility revenue	30,200	30,900	300	(1,400)
Deferred purchased gas costs	(67,863)	(10,628)	25,339	(36,330)
Accounts payable	(39,574)	(34,564)	18,398	14,717
Accrued taxes	28,704	27,476	(17,504)	12,683
Other current assets and liabilities	81,625	3,163	(12,982)	(47,905)
Changes in undistributed stock compensation	2,597	2,118	5,834	5,695
AFUDC	(960)	(229)	(4,358)	(2,050)
Changes in other assets and deferred charges	(18,238)	(1,998)	(23,289)	(17,655)
Changes in other liabilities and deferred credits	(2,977)	17,887	16,805	20,230
Net cash provided by operating activities	170,371	164,910	387,963	326,493
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(163,636)	(131,743)	(714,762)	(591,184)
Changes in customer advances	3,078	3,038	13,503	2,304
Miscellaneous inflows (outflows)	(78)	293	(357)	2,250
Net cash used in investing activities	(160,636)	(128,412)	(701,616)	(586,630)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	—	—	41,359
Contributions from parent	22,842	—	136,391	—
Dividends paid	(23,500)	(21,000)	(89,500)	(83,997)
Issuance of long-term debt, net	—	297,495	—	297,495
Change in credit facility and commercial paper	—	(111,000)	111,000	24,000
Change in short-term debt	36,000	(191,000)	188,000	—
Withholding remittance - share-based compensation	(1,838)	(2,852)	(2,096)	(3,510)
Other	(53)	(298)	(783)	(371)
Net cash provided by (used in) financing activities	33,451	(28,655)	343,012	274,976

Change in cash and cash equivalents	43,186	7,843	29,359	14,839
Cash and cash equivalents at beginning of period	31,962	37,946	45,789	30,950
Cash and cash equivalents at end of period	$75,148	$45,789	$75,148	$45,789
Supplemental information:
Interest paid, net of amounts capitalized	$11,585	$10,296	$75,094	$66,097
Income taxes paid (received)	$(22)	$—	$(5,878)	$(7,816)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations segment”) and all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment). At the annual meeting of shareholders of Southwest Gas Holdings, Inc., held on May 2, 2019, shareholders voted to approve changing the state of incorporation for Southwest Gas Holdings, Inc. from California to Delaware. The reincorporation is expected to be effective during the second or third quarter of 2019. However, the reincorporation remains subject to certain regulatory approvals, which are currently pending.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”) and Linetec Services, LLC (“Linetec”). Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern United States (“U.S”) and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. In November 2017, Centuri acquired Neuco, thereby expanding its core services in the northeast region of the U.S. Additionally, in November 2018, Centuri expanded its operations in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec. See Note 12 – Business Acquisitions for more information.
Basis of Presentation. The condensed consolidated financial statements for Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments as a result of the foregoing acquisitions of Neuco and Linetec.
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2018 Annual Report to Shareholders, which is incorporated by reference into the 2018 Form 10-K.
Fair Value Measurements. Certain assets and liabilities are reported at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
U.S. GAAP states that a fair value measurement should be based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy that ranks the inputs used to measure fair value by their reliability. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to fair values derived from unobservable inputs (Level 3 measurements). Financial assets and liabilities are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy are as follows:
Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.
Level 2 – inputs other than quoted prices included within Level 1 that are observable for similar assets or liabilities, either directly or indirectly.
Level 3 – unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	March 31, 2019	December 31, 2018
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$122,048	$114,405
Other property	1,735	1,741
Total Southwest Gas Corporation	123,783	116,146
Centuri property, equipment, and intangibles	894,739	792,191
Centuri accumulated depreciation/amortization	(316,832)	(298,939)
Other property	15,032	14,153
Total Southwest Gas Holdings, Inc.	$716,722	$623,551

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents for Southwest and the Company also include money market fund investments totaling approximately $41 million and $54.4 million, respectively, at March 31, 2019, and $18 million and $59.9 million, respectively, at December 31, 2018, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity and capital expenditures that were not paid as of quarter end that are included in accounts payable. Amounts related to such activities were immaterial for the periods presented herein. Non-cash investing activities for the three months and twelve months ended March 31, 2019 included $73.5 million of purchase consideration related to the Linetec acquisition by Centuri, in the form of liabilities incurred that remained unpaid as of March 31, 2019; such amounts are included in Other current liabilities on the Condensed Consolidated Balance Sheets of the Company. Also, see Recent Accounting Standards Updates and Note 4 – Leases for information related to right-of-use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 10 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	March 31, 2019	December 31, 2018
Centuri accounts receivable for services provided to Southwest	$16,837	$18,830

The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and Southwest and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.
Income Taxes. In 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA had significant impacts on the taxation of business entities, including specific provisions related to regulated public utilities. The more significant changes that impacted the Company and Southwest include the reduction in the corporate federal income tax rate from 35% to 21%, and limiting the utilization of net operating losses (“NOLs”) to 80% of taxable income, with the ability to indefinitely carryforward unutilized NOLs to reduce future taxable income.
Prepaid and Other Current Assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $55 million at March 31, 2019 and $56 million at December 31, 2018 (carried at weighted average cost), as well as $55 million at March 31, 2019 and $74 million at December 31, 2018 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first three months of 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2018	$10,095	$348,950	$359,045
Measurement Period Adjustment - Linetec acquisition	—	3,303	3,303
Foreign currency translation adjustment	—	2,134	2,134
March 31, 2019	$10,095	$354,387	$364,482

Other Current Liabilities. Other current liabilities for Southwest include $22.8 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. at March 31, 2019.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$7,600	$(700)	$5,100	$6,800
Interest income	1,597	1,418	6,199	3,638
Equity AFUDC	960	229	4,358	2,049
Other components of net periodic benefit cost	(3,765)	(5,265)	(19,560)	(19,834)
Miscellaneous income and (expense)	(446)	(285)	(2,788)	(2,400)
Southwest Gas Corporation - total other income (deductions)	5,946	(4,603)	(6,691)	(9,747)
Utility infrastructure services segment:
Interest income	—	1	87	4
Foreign transaction gain (loss)	531	147	162	(606)
Miscellaneous income and (expense)	344	115	125	956
Centuri - total other income (deductions)	875	263	374	354
Corporate and administrative	18	6	64	19
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$6,839	$(4,334)	$(6,253)	$(9,374)

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
Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2019:
In February 2016, the FASB issued the update “Leases (Topic 842).” Under the update, lessees were required to recognize a lease liability for the obligation to make lease payments, measured on a discounted basis; and a right-of-use asset for the right to use, or control the use of, a specified asset for the lease term. The Company and Southwest adopted Topic 842 in the first quarter of 2019 through an optional transition method, which was elected, permitting the application of the provisions of the standard at the adoption date, rather than to earlier comparative periods. As a result, the Company and Southwest have not recast prior periods to reflect the adoption of this standard. See Note 4 – Leases.
Accounting pronouncements that will be effective after 2019:
In June 2016, the FASB issued ASU 2016-13 update “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The inputs currently used to estimate credit losses will still be used; however, they may be adapted to reflect the full amount of expected losses. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

periods within those fiscal years. Management is evaluating what impact, if any, this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Currently, unless meeting the criteria for qualitative assessment only, an entity is required to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit, requiring a hypothetical purchase price allocation to measure the amount of a goodwill impairment. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. Under the update, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The amount of any goodwill impairment calculated under the update could vary from the calculation under existing guidance, largely due to the consideration to be given to unrecognized differences between the fair value and carrying values of the other assets and liabilities in the reporting unit under the new guidance. The amendments should be applied on a prospective basis. The update is effective for fiscal and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (that is a service contract) with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also requires the entity to expense the capitalized implementation costs of such hosting arrangements over the term of the hosting arrangement, including reasonably certain renewal periods. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for interim and related annual fiscal periods after December 15, 2018. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans.” This update removes disclosures that are no longer considered cost-beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The update applies to all employers that sponsor defined benefit pension or other postretirement plans. The update is effective for fiscal years ending after December 15, 2020. Upon adoption, the Company and Southwest will modify their disclosures to conform to the requirements of the update.
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The update is intended to improve the effectiveness of fair value measurement disclosures and removes the following disclosure requirements: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also modifies or clarifies for investments in certain entities that calculate net asset value, a requirement to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse (in cases when the timing has been communicated or announced publicly). It also clarifies communication requirements about measurement uncertainty as of the reporting date. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if it would be a more reasonable and rational method to reflect the distribution of inputs to the measurements. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Management is evaluating the impacts this update might have on its disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

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
The service cost component of net periodic benefit costs included in the table below are components of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of the Company and Southwest.

	Qualified Retirement Plan
	Period Ended March 31,
	Three Months		Twelve Months
	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$6,466	$7,139	$27,882	$24,683
Interest cost	12,252	11,043	45,383	45,606
Expected return on plan assets	(15,061)	(14,689)	(59,127)	(56,086)
Amortization of net actuarial loss	5,589	8,029	29,675	26,032
Net periodic benefit cost	$9,246	$11,522	$43,813	$40,235

	SERP
	Period Ended March 31,
	Three Months		Twelve Months
	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$66	$61	$250	$292
Interest cost	440	415	1,683	1,827
Amortization of net actuarial loss	255	375	1,382	1,456
Net periodic benefit cost	$761	$851	$3,315	$3,575

	PBOP
	Period Ended March 31,
	Three Months		Twelve Months
	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$319	$368	$1,424	$1,469
Interest cost	762	687	2,823	3,111
Expected return on plan assets	(789)	(930)	(3,577)	(3,448)
Amortization of prior service costs	317	334	1,318	1,335
Net periodic benefit cost	$609	$459	$1,988	$2,467

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses one segment – natural gas operations.
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
(Thousands of dollars)	2019	2018	2019	2018
Residential	$417,228	$344,611	$959,837	$859,078
Small commercial	89,610	87,943	256,750	250,331
Large commercial	13,962	15,440	51,714	54,224
Industrial/other	6,478	6,510	23,457	23,085
Transportation	24,902	24,054	87,838	89,081
Revenue from contracts with customers	552,180	478,558	1,379,596	1,275,799
Alternative revenue program revenues (deferrals)	(34,545)	27,209	(15,775)	66,788
Other revenues (a)	3,042	(11,454)	20,271	(8,568)
Total Gas operating revenues	$520,677	$494,313	$1,384,092	$1,334,019

(a)	Includes various other revenues which, in the periods presented ending March 31, 2018, were offset by a $14 million reserve against revenue associated with a tax reform savings adjustment.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

(Thousands of dollars)	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service Types:
Gas infrastructure services	$197,893	$193,527	$1,128,048	$938,342
Electric power infrastructure services	52,301	5,402	79,528	19,893
Other	62,668	61,088	367,554	356,131
Total Utility infrastructure services revenues	$312,862	$260,017	$1,575,130	$1,314,366

(Thousands of dollars)	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Contract Types:
Master services agreement	$235,655	$194,464	$1,143,603	$932,804
Bid contract	77,207	65,553	431,527	381,562
Total Utility infrastructure services revenues	$312,862	$260,017	$1,575,130	$1,314,366

Unit priced contracts	$235,686	$197,322	$1,296,783	$1,013,642
Fixed priced contracts	38,538	25,541	130,295	137,724
Time and materials contracts	38,638	37,154	148,052	163,000
Total Utility infrastructure services revenues	$312,862	$260,017	$1,575,130	$1,314,366

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

of revenue earned on contracts (contract liability), which are included in Other current liabilities as of March 31, 2019 and December 31, 2018 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2019	December 31, 2018
Contracts receivable, net	$160,973	$186,249
Revenue earned on contracts in progress in excess of billings	97,642	87,520
Amounts billed in excess of revenue earned on contracts	4,588	4,211

The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relates to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2018 to March 31, 2019 is due to revenue recognized of $4.2 million that was included in this item as of January 1, 2019, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
For contracts that have an original duration of one year or less, Centuri uses the practical expedient applicable to such contracts and does not consider/compute an interest component based on the time value of money. Further, because of the short duration of these contracts, Centuri has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize the revenue.
As of March 31, 2019, Centuri has seventeen contracts that had an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2019 is $60.7 million. Centuri expects to recognize the remaining performance obligations over the next three years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2019	December 31, 2018
Billed on completed contracts and contracts in progress	$159,829	$184,100
Other receivables	1,527	2,588
Contracts receivable, gross	161,356	186,688
Allowance for doubtful accounts	(383)	(439)
Contracts receivable, net	$160,973	$186,249

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 4 – Leases
The Company and Southwest adopted Topic 842 as of January 1, 2019. In association with the adoption, the Company recorded adjustments to its Condensed Consolidated Balance Sheet to record right-of-use (“ROU”) assets and lease liabilities of $58.4 million and $60.8 million, respectively. Included in those amounts, Southwest recorded $1.9 million related to both its ROU assets and lease liabilities. Neither the Company nor Southwest experienced a material impact to the Condensed Consolidated Statements of Income from the adoption and no cumulative-effect adjustment to the opening balance of retained earnings was recognized. Management elected to adopt the standard under the optional transition method (refer to Recent Accounting Standards Updates in Note 1 – Background, Organization, and Summary of Significant Accounting Policies), and elected the following Topic 842 practical expedients and accounting policy elections:

•
To use the “package”, which is a set of three practical expedients that must be elected as a package and applied consistently to all of Southwest’s and Centuri’s leases. These include: not reassessing whether any expired or existing contracts are or contain leases; not reassessing the lease classification for expired or existing leases (that is, existing operating and capital leases in accordance with current lease guidance will in each case be classified as operating and finance leases, respectively, under the updated guidance); and not reassessing initial direct costs for any existing leases.

•
To utilize the practical expedient to exclude all easements in place prior to January 1, 2019 from treatment under Topic 842. However, Southwest will evaluate new easements entered into after the effective date of the standard to determine if the arrangements should be accounted for as leases.

•	To make an accounting policy election by asset class to include both the lease and non-lease components (as defined in the guidance) as a single component.

•	To make an accounting policy election to not apply Topic 842 to short-term leases, as permitted.

•	To not elect to use hindsight in determining the lease term and in assessing impairment of ROU assets.

•	To utilize a portfolio approach to effectively account for the operating lease ROU assets and liabilities with regard to certain equipment leases at Centuri.
Southwest and Centuri determine if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term; lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Southwest’s and Centuri’s leases do not provide an implicit interest rate, an incremental borrowing rate based on information available at commencement is used in determining the present value of lease payments; an implicit rate, if readily determinable, is used. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
Southwest’s leases are comprised primarily of operating leases of buildings, land, and equipment. Southwest has no finance leases and no significant short-term leases. Southwest’s leases have a remaining term of 1 to 10 years, some of which include options to extend the lease up to 3 years. Southwest is currently not a lessor in any significant lease arrangements. Southwest’s ROU assets are included in Gas plant, and its lease liabilities are included in, depending upon maturity, Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s and Southwest’s Condensed Consolidated Balance Sheet as of March 31, 2019.
Centuri has operating and finance leases for corporate and field offices, construction equipment, and transportation vehicles. Centuri is currently not a lessor in any significant lease arrangements. Centuri’s leases have remaining lease terms of 1 to 14 years. Some of these include options to extend the leases, generally for optional terms of up to 5 years, and some include options to terminate the leases within 1 year. Centuri’s equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the current operating environment and have not been included in consideration of lease payments. Expense for short-term leases of Centuri during the quarter ended March 31, 2019 was $2.6 million, and such leases were not accounted for under the provisions of Topic 842, as permitted. Due to the seasonality of Centuri’s business, expense for short-term leases will fluctuate throughout the year with higher expense incurred during the warmer months. Centuri’s ROU assets are included in Other property and investments, and its lease liabilities for operating and finance leases are included, depending upon maturity, in Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The components of lease expense were as follows:

(Thousands of dollars)	Three Months Ended
March 31, 2019
Southwest:
Operating lease cost	$406

Centuri:
Operating lease cost	$2,805

Finance lease cost:
Amortization of ROU assets	$35
Interest on lease liabilities	7
Total finance lease cost	42
Short-term lease cost	2,575
Total lease cost	$5,828

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

(Thousands of dollars)	Southwest	Centuri	Consolidated Total
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$396	$2,555	$2,951
Operating cash flows from finance leases	—	7	7
Financing cash flows from finance leases	—	51	51

ROU assets obtained in exchange for lease obligations:
Operating leases	$523	$2,321	$2,844
Finance leases	—	84	84

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Supplemental information related to leases, including location in the Condensed Consolidated Balance Sheets, is as follows:

(Thousands of dollars)	March 31, 2019
Southwest:
Operating leases:
Net Utility Plant	$1,977

Other current liabilities	$745
Other deferred credits and other long-term liabilities	1,253
Total operating lease liabilities	$1,998

Weighted average remaining lease term (in years)	4.22
Weighted average discount rate	3.39%

Centuri:
Operating leases:
Other property and investments	$57,267

Other current liabilities	7,178
Other deferred credits and other long-term liabilities	52,647
Total operating lease liabilities	$59,825

Finance leases:
Other property and investments	$639

Other current liabilities	256
Other deferred credits and other long-term liabilities	239
Total finance lease liabilities	$495

Weighted average remaining lease term (in years)
Operating leases	9.33
Finance leases	1.63

Weighted average discount rate
Operating leases	4.08%
Finance leases	5.84%

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The following is a schedule of maturities of lease liabilities as of March 31, 2019:

(Thousands of dollars)	Operating leases
Southwest:
2020	$800
2021	556
2022	295
2023	124
2024	78
Thereafter	307
Total lease payments	2,160
Less imputed interest	162
Total	$1,998

(Thousands of dollars)	Operating leases	Finance leases
Centuri:
2020	$10,394	$281
2021	9,327	128
2022	8,328	67
2023	7,645	38
2024	5,710	25
Thereafter	31,303	—
Total lease payments	72,707	539
Less imputed interest	12,882	44
Total	$59,825	$495

As the Company and Southwest adopted Topic 842 using the optional transition method referred to in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, the recent annual disclosure of rental and lease payments as of December 31, 2018 in accordance with Topic 840 is presented in the table below:

	2018	2017
Southwest Gas Corporation	$4,556	$4,926
Centuri	59,491	62,310
Consolidated rental payments/lease expense	$64,047	$67,236

The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2018 (thousands of dollars):

	Southwest	Centuri	Consolidated Total
2019	$898	$10,053	$10,951
2020	363	7,656	8,019
2021	299	5,760	6,059
2022	163	5,163	5,326
2023	79	3,681	3,760
Thereafter	177	10,511	10,688
Total minimum lease payments	$1,979	$42,824	$44,803

As of December 31, 2018 Centuri leased certain construction equipment under capital leases arrangements which were not significant.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 5 – Derivatives
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
The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, during time frames ranging from April 30, 2019 through October 31, 2020. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	March 31, 2019	December 31, 2018
Contract notional amounts	14,757	13,387

The following table sets forth the gains and (losses) recognized on the Swaps (derivatives) for the three- and twelve-month periods ended March 31, 2019 and 2018 and their location in the Condensed Consolidated Statements of Income for both the Company and Southwest:
Gains (losses) recognized in income for derivatives not designated as hedging instruments:

(Thousands of dollars)
		Three Months Ended				Twelve Months Ended
	Location of Gain or (Loss) Recognized in Income on Derivatives	March 31,				March 31,
Instrument		2019		2018		2019		2018
Swaps	Net cost of gas sold	$(3,533)		$(5,196)		$(450)		$(11,631)
Swaps	Net cost of gas sold	3,533	*	5,196	*	450	*	11,631	*
Total		$—		$—		$—		$—

*	Represents the impact of regulatory deferral accounting treatment under U.S. GAAP for rate-regulated entities.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The following table sets forth the fair values of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars):
Fair values of derivatives not designated as hedging instruments:

March 31, 2019		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Other current liabilities	$805	$(4,472)	$(3,667)
Swaps	Other deferred credits	60	(809)	(749)
Total		$865	$(5,281)	$(4,416)

December 31, 2018		Asset	Liability
Instrument	Balance Sheet Location	Derivatives	Derivatives	Net Total
Swaps	Prepaid and other current assets	$243	$(99)	$144
Swaps	Other current liabilities	1,595	(3,347)	(1,752)
Swaps	Other deferred credits	141	(251)	(110)
Total		$1,979	$(3,697)	$(1,718)

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
The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps.

	Three Months Ended	Twelve Months Ended
(Thousands of dollars)	March 31, 2019	March 31, 2019
Paid to counterparties	$1,882	$5,948
Received from counterparties	$1,047	$1,653

The following table details the regulatory assets/(liabilities) offsetting the derivatives at fair value in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars).

March 31, 2019
Instrument	Balance Sheet Location	Net Total
Swaps	Prepaid and other current assets	$3,667
Swaps	Deferred charges and other assets	749

December 31, 2018
Instrument	Balance Sheet Location	Net Total
Swaps	Other current liabilities	$(144)
Swaps	Prepaid and other current assets	1,752
Swaps	Deferred charges and other assets	110

The estimated fair values of Southwest’s Swaps were determined at March 31, 2019 and December 31, 2018 using futures settlement prices for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps, but have been credit-risk adjusted with no significant impact to the overall fair value measurement.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The following table sets forth, by level within the three-level fair value hierarchy that ranks the inputs used to measure fair value by their reliability, the financial assets and liabilities that were accounted for at fair value by both the Company and Southwest:
Level 2 - Significant other observable inputs

(Thousands of dollars)	March 31, 2019	December 31, 2018
Assets at fair value:
Prepaid and other current assets - Swaps	$—	$144
Liabilities at fair value:
Other current liabilities - Swaps	(3,667)	(1,752)
Other deferred credits - Swaps	(749)	(110)
Net Assets (Liabilities)	$(4,416)	$(1,718)

No financial assets or liabilities associated with the Swaps, which were accounted for at fair value, fell within Level 1 or Level 3 of the fair value hierarchy.
Note 6 – Common Stock
On March 29, 2017, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-217018), which became effective upon filing, for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides activity in the Equity Shelf Program for the three and twelve months ended March 31, 2019:

	Three Months Ended		Twelve Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Gross proceeds	$23,073,149	$9,199,661	$99,023,464	$50,976,456
Less: agent commissions	(230,731)	(91,997)	(990,234)	(509,765)
Net proceeds	$22,842,418	$9,107,664	$98,033,230	$50,466,691

Number of shares sold	277,829	137,300	1,286,234	643,007
Weighted average price per share	$83.05	$67.00	$76.99	$79.28

During the quarter ended March 31, 2019, the Company sold all of the remaining common stock available for sale under the program. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest. Net proceeds during the three months ended March 31, 2019 were contributed to, and reflected in the records of, Southwest (as a capital contribution from Southwest Gas Holdings, Inc.).
During the three months ended March 31, 2019, the Company issued approximately 53,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Also during the three months ended March 31, 2019, the Company issued 34,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $2.8 million.
On May 2, 2019, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock available for issuance from 60,000,000 to 120,000,000.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 7 – Long-Term Debt
Carrying amounts of long-term debt and related estimated fair values as of March 31, 2019 and December 31, 2018 are disclosed in the following table. Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values, as they are repaid quickly (in the case of credit facility borrowings) and have interest rates that reset frequently. These are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures, senior notes, and fixed-rate IDRBs were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures and fixed-rate IDRBs are categorized as Level 2 (observable market inputs based on market prices of similar securities). The Centuri secured revolving credit and term loan facility and Centuri other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

	March 31, 2019		December 31, 2018
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$126,990	$125,000	$126,213
Notes, 6.1%, due 2041	125,000	154,294	125,000	150,728
Notes, 3.875%, due 2022	250,000	255,015	250,000	254,195
Notes, 4.875%, due 2043	250,000	277,683	250,000	268,985
Notes, 3.8%, due 2046	300,000	283,635	300,000	267,030
Notes, 3.7%, due 2028	300,000	306,465	300,000	298,926
8% Series, due 2026	75,000	95,128	75,000	93,827
Medium-term notes, 7.78% series, due 2022	25,000	27,715	25,000	27,497
Medium-term notes, 7.92% series, due 2027	25,000	30,824	25,000	30,016
Medium-term notes, 6.76% series, due 2027	7,500	8,845	7,500	8,651
Unamortized discount and debt issuance costs	(11,641)		(11,807)
	1,470,859		1,470,693
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,900)		(2,024)
	198,100		197,976
Less: current maturities	—		—
Long-term debt, less current maturities - Southwest Gas Corporation	$1,818,959		$1,818,669
Centuri:
Centuri term loan facility	$254,534	$257,579	$255,959	$260,135
Unamortized debt issuance costs	(1,343)		(1,414)
	253,191		254,545
Centuri secured revolving credit facility	6,361	6,363	—	—
Centuri other debt obligations	62,678	63,365	67,104	67,053
Less: current maturities	(34,915)		(33,060)
Long-term debt, less current maturities - Centuri	$287,315		$288,589
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$1,818,959		$1,818,669
Centuri long-term debt	322,230		321,649
Less: current maturities	(34,915)		(33,060)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,106,274		$2,107,258

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2019, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2019, $150 million was outstanding on the long-term portion (including the commercial paper program, discussed below) and $188 million was outstanding on the short-term portion of this credit facility (see Note 8 – Short-Term Debt).
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At March 31, 2019, as noted above, $50 million was outstanding under the commercial paper program.
In November 2018, Centuri, in association with the acquisition of Linetec, amended and restated its senior secured revolving credit and term loan facility, increasing the capacity from $450 million to $590 million; the amended facility is scheduled to expire in November 2023. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2019 totaled $1.1 billion. At March 31, 2019, $261 million in borrowings were outstanding under the Centuri facility.
Note 8 – Short-Term Debt
The Company has a $100 million credit facility that is scheduled to expire in March 2022. The Company had no short-term borrowings outstanding at March 31, 2019 under this facility.
As discussed in Note 7 – Long-Term Debt, Southwest has a $400 million credit facility that is scheduled to expire in March 2022, of which $250 million has been designated by management for working capital purposes. Southwest had $188 million in short-term borrowings outstanding at March 31, 2019 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 9 – Equity, Other Comprehensive Income, and Accumulated Other Comprehensive Income
The tables below provide details of activity in equity, the noncontrolling interest, and the redeemable noncontrolling interest for the Company on a consolidated basis for the three-month periods ended March 31, 2019 and March 31, 2018.

	Southwest Gas Holdings, Inc. Equity
(In thousands, except per share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest		Redeemable Noncontrolling Interest (Temporary Equity)
	Shares	Amount					Total
December 31, 2018	53,026	$54,656	$1,305,769	$(52,668)	$944,285	$(452)	$2,251,590	$81,831
Common stock issuances	365	365	27,024				27,389
Net income (loss)					94,809		94,809	575
Foreign currency exchange translation adjustment				791			791
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				619			619
FSIRS amounts reclassified to net income, net of tax				635			635
Dividends declared
Common: $0.545 per share					(29,285)		(29,285)
March 31, 2019	53,391	$55,021	$1,332,793	$(50,623)	$1,009,809	$(452)	$2,346,548	$82,406

	Southwest Gas Holdings, Inc. Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest
(In thousands, except per share amounts)	Shares	Amount					Total
December 31, 2017	48,090	$49,720	$955,332	$(47,682)	$857,398	$(2,365)	$1,812,403
Common stock issuances	247	247	10,148				10,395
Net income (loss)					79,091	(797)	78,294
Foreign currency exchange translation adjustment				(911)			(911)
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				895			895
FSIRS amounts reclassified to net income, net of tax				635			635
Reclassification of excess deferred taxes (a)				(9,300)	9,300		—
Dividends declared
Common: $0.52 per share					(25,335)		(25,335)
March 31, 2018	48,337	$49,967	$965,480	$(56,363)	$920,454	$(3,162)	$1,876,376

(a)
Reclassification for the release of excess deferred taxes as a result of the adoption of ASU No. 2018-02 “Income Statement—Reporting Comprehensive Income—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permitted release of excess amounts created following the December 2017 enactment of U.S. tax reform.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The tables below provide details of activity in equity for Southwest during the three-month periods ended March 31, 2019 and March 31, 2018. Only equity shares of the Company are publicly traded, under the ticker symbol “SWX.”

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
(In thousands)	Shares	Amount				Total
December 31, 2018	47,482	$49,112	$1,065,242	$(49,049)	$717,155	$1,782,460
Net income					103,389	103,389
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				619		619
FSIRS amounts reclassified to net income, net of tax				635		635
Stock-based compensation (a)			918		(160)	758
Dividends declared to Southwest Gas Holdings, Inc.					(22,800)	(22,800)
Contributions from Southwest Gas Holdings, Inc.			22,842			22,842
March 31, 2019	47,482	$49,112	$1,089,002	$(47,795)	$797,584	$1,887,903

	Southwest Gas Corporation Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
(In thousands)	Shares	Amount				Total
December 31, 2017	47,482	$49,112	$948,767	$(47,073)	$659,193	$1,609,999
Net income					90,349	90,349
Other comprehensive income (loss):
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax				895		895
FSIRS amounts reclassified to net income, net of tax				635		635
Reclassification of excess deferred taxes (b)				(9,300)	9,300	—
Stock-based compensation (a)			(568)		(166)	(734)
Dividends declared to Southwest Gas Holdings, Inc.					(22,000)	(22,000)
March 31, 2018	47,482	$49,112	$948,199	$(54,843)	$736,676	$1,679,144

(a)	Stock-based compensation is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.

(b)
Reclassification for the release of excess deferred taxes as a result of the adoption of ASU No. 2018-02, which permitted release of excess amounts created following the December 2017 enactment of U.S. tax reform.

The following information provides insight into amounts impacting the Company’s Other comprehensive income (loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets and the associated column in the equity tables above. See Note 5 – Derivatives for additional information on the FSIRS.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$317	$(76)	$241	$334	$(80)	$254
Amortization of net actuarial (gain)/loss	5,844	(1,403)	4,441	8,404	(2,017)	6,387
Regulatory adjustment	(5,347)	1,284	(4,063)	(7,560)	1,814	(5,746)
Pension plans other comprehensive income	814	(195)	619	1,178	(283)	895
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(201)	635	837	(202)	635
FSIRS other comprehensive income	836	(201)	635	837	(202)	635
Total other comprehensive income - Southwest Gas Corporation	1,650	(396)	1,254	2,015	(485)	1,530
Foreign currency translation adjustments:
Translation adjustments	791	—	791	(911)	—	(911)
Foreign currency other comprehensive income (loss)	791	—	791	(911)	—	(911)
Total other comprehensive income - Southwest Gas Holdings, Inc.	$2,441	$(396)	$2,045	$1,104	$(485)	$619

	Twelve Months Ended			Twelve Months Ended
	March 31, 2019			March 31, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(20,426)	$4,902	$(15,524)	$(43,027)	$10,326	$(32,701)
Amortization of prior service cost	1,318	(316)	1,002	1,335	(460)	875
Amortization of net actuarial (gain)/loss	31,057	(7,454)	23,603	27,488	(9,269)	18,219
Regulatory adjustment	(6,020)	1,446	(4,574)	10,515	(115)	10,400
Pension plans other comprehensive income (loss)	5,929	(1,422)	4,507	(3,689)	482	(3,207)
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,344	(803)	2,541	3,345	(1,155)	2,190
FSIRS other comprehensive income	3,344	(803)	2,541	3,345	(1,155)	2,190
Total other comprehensive income (loss) - Southwest Gas Corporation	9,273	(2,225)	7,048	(344)	(673)	(1,017)
Foreign currency translation adjustments:
Translation adjustments	(1,308)	—	(1,308)	640	—	640
Foreign currency other comprehensive income (loss)	(1,308)	—	(1,308)	640	—	640
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$7,965	$(2,225)	$5,740	$296	$(673)	$(377)

(1)
Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of U.S. tax reform. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended March 31, 2018), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of Accumulated other comprehensive income (loss) as of March 31, 2019 is effectively computed using a 24% tax rate overall. With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, the Company is not recognizing any tax effect or presenting a tax expense or benefit for the currency translation adjustment amount reported in Other comprehensive income (loss), as repatriation of earnings is not anticipated.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (loss) at March 31, 2019, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets:
AOCI - Rollforward
(Thousands of dollars)

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(3,619)	$—	$(3,619)	$(52,668)
Translation adjustments	—	—	—	—	—	—	791	—	791	791
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	791	—	791	791
FSIRS amounts reclassified from AOCI (1)	—	—	—	836	(201)	635	—	—	—	635
Amortization of prior service cost (2)	317	(76)	241	—	—	—	—	—	—	241
Amortization of net actuarial loss (2)	5,844	(1,403)	4,441	—	—	—	—	—	—	4,441
Regulatory adjustment (3)	(5,347)	1,284	(4,063)	—	—	—	—	—	—	(4,063)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	814	(195)	619	836	(201)	635	791	—	791	2,045
Ending Balance AOCI March 31, 2019	$(54,413)	$13,059	$(41,354)	$(8,474)	$2,033	$(6,441)	$(2,828)	$—	$(2,828)	$(50,623)

(1)	The FSIRS reclassification amounts are included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(3)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).

(4)	Tax amounts are calculated using a 24% rate.

(5)
The beginning balances depict amounts attributable to the individual components of AOCI (Defined Benefit Plans and FSIRS) following the adoption of ASU No. 2018-02, with no impact to the total balance of AOCI resulting from the depiction.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:
AOCI - Rollforward
(Thousands of dollars)

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(49,049)
FSIRS amounts reclassified from AOCI (6)	—	—	—	836	(201)	635	635
Amortization of prior service cost (7)	317	(76)	241	—	—	—	241
Amortization of net actuarial loss (7)	5,844	(1,403)	4,441	—	—	—	4,441
Regulatory adjustment (8)	(5,347)	1,284	(4,063)	—	—	—	(4,063)
Net current period other comprehensive income attributable to Southwest Gas Corporation	814	(195)	619	836	(201)	635	1,254
Ending Balance AOCI March 31, 2019	$(54,413)	$13,059	$(41,354)	$(8,474)	$2,033	$(6,441)	$(47,795)

(6)	The FSIRS reclassification amounts are included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.

(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(8)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest’s Condensed Consolidated Balance Sheets).

(9)	Tax amounts are calculated using a 24% rate.

(10)
The beginning balances depict amounts attributable to the individual components of AOCI (Defined Benefit Plans and FSIRS) following the adoption of ASU No. 2018-02, with no impact to the total balance of AOCI resulting from the depiction.

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:
Amounts Recognized in AOCI (Before Tax)
(Thousands of dollars)

	March 31, 2019	December 31, 2018
Net actuarial (loss) gain	$(429,520)	$(435,364)
Prior service cost	(2,716)	(3,033)
Less: amount recognized in regulatory assets	377,823	383,170
Recognized in AOCI	$(54,413)	$(55,227)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Note 10 – Segment Information
The Company has two reportable segments: natural gas operations and utility infrastructure services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the Company. In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts related to corporate and administrative activities related to Southwest Gas Holdings, Inc. The following tables present revenues from external customers, intersegment revenues, and segment net income for the two reportable segments (thousands of dollars):

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended March 31, 2019
Revenues from external customers	$520,677	$274,189	$—	$794,866
Intersegment revenues	—	38,673	—	38,673
Total	$520,677	$312,862	$—	$833,539
Segment net income (loss)	$103,389	$(8,031)	$(549)	$94,809
Three Months Ended March 31, 2018
Revenues from external customers	$494,313	$232,859	$—	$727,172
Intersegment revenues	—	27,158	—	27,158
Total	$494,313	$260,017	$—	$754,330
Segment net income (loss)	$90,349	$(11,001)	$(257)	$79,091

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended March 31, 2019
Revenues from external customers	$1,384,092	$1,427,701	$—	$2,811,793
Intersegment revenues	—	147,429	—	147,429
Total	$1,384,092	$1,575,130	$—	$2,959,222
Segment net income (loss)	$151,882	$47,947	$(1,834)	$197,995
Twelve Months Ended March 31, 2018
Revenues from external customers	$1,334,019	$1,211,345	$—	$2,545,364
Intersegment revenues	—	103,021	—	103,021
Total	$1,334,019	$1,314,366	$—	$2,648,385
Segment net income (loss)	$170,229	$34,693	$(1,298)	$203,624

Note 11 – Redeemable Noncontrolling Interest
In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in Linetec, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company has the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the noncontrolling party, and in incremental amounts each year thereafter. The shares subject to the election accumulate (if earlier elections are not made) such that 100% of the interest retained by the noncontrolling party is subject to the election beginning in 2024. If the Company does not exercise its rights at each or any of the specified intervals, the noncontrolling party has the ability, but not the obligation, to exit their investment retained by requiring Centuri to purchase a similar portion of their interest up to the maximum cumulative amounts specified at each interval discussed above. The Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Company’s Condensed Consolidated Balance Sheets.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. However, the carrying value of the redeemable noncontrolling interest was greater than its fair value as of March 31, 2019, and no previous upward redemption value adjustments were made following the acquisition date. SEC guidance indicates that a redemption value adjustment would not be made under these circumstances. The following depicts changes to the balance of the redeemable noncontrolling interest between the indicated periods.

Redeemable Noncontrolling Interest
(Thousands of dollars):
Balance, December 31, 2018	$81,831
Net income attributable to redeemable noncontrolling interest	575
Balance, March 31, 2019	$82,406

Note 12 – Business Acquisitions
In November 2018, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of an 80% interest in a privately held infrastructure services business, Linetec Services, LLC (“Linetec”) with the remaining 20% retained by the seller. See the Company’s 2018 Form 10-K for additional information about this acquisition.
Assets acquired and liabilities assumed in the transaction were recorded, generally, at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade names, and customer contracts. Certain payments were estimated as of the acquisition date and will be adjusted when paid; the final purchase accounting has not yet been completed. Further refinement is expected to occur, including potential changes to income taxes and intangibles, as well as additional consideration payments held back.
The preliminary estimated fair values of assets acquired and liabilities assumed as of November 30, 2018, are as follows (millions of dollars):

	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$3.9	$—	$3.9
Accounts receivable	32.8	(0.5)	32.3
Revenue earned on contracts in progress in excess of billings	21.6	1.7	23.3
Prepaid expenses and other current assets	1.1	0.2	1.3
Property and equipment	89.4	(0.5)	88.9
Intangible assets	89.3	—	89.3
Goodwill	188.5	3.3	191.8
Total assets acquired	426.6	4.2	430.8

Accounts payable	8.0	—	8.0
Accrued liabilities	6.9	1.6	8.5
Deferred compensation and related accrued taxes	3.4	—	3.4
Redeemable noncontrolling interest	81.7	—	81.7
Total liabilities assumed and noncontrolling interest	100.0	1.6	101.6
Net assets acquired	$326.6	$2.6	$329.2

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

The Company incurred and expensed acquisition costs of $6.9 million for the twelve months ended March 31, 2019 which are included in Utility infrastructure services expenses on the Company’s Condensed Consolidated Statement of Income. No acquisition-related costs were incurred during the three months ended March 31, 2019.
The preliminary allocation of the purchase price of Linetec was accounted for in accordance with applicable accounting guidance. Goodwill consists of the value associated with the assembled workforce, consolidation of operations, and the estimated economic value attributable to future opportunities related to the transaction. As the business of Linetec was deemed an asset purchase for tax purposes, the tax-basis goodwill is expected to be deductible for tax purposes. In the first quarter of 2019, values at the acquisition date were adjusted as reflected in the table above on the Company’s Condensed Consolidated Balance Sheets.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment). At the annual meeting of shareholders of Southwest Gas Holdings, Inc., held on May 2, 2019, shareholders voted to approve changing the state of incorporation of Southwest Gas Holdings, Inc. from California to Delaware. We expect the reincorporation to be effective during the second or third quarter of 2019. However, the reincorporation remains subject to certain regulatory approvals, which are currently pending, and we can provide no assurances as to the timing for such approvals. For more information about the reincorporation, please refer to Southwest Gas Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019. Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the majority of southern Nevada, including the Las Vegas metropolitan area, and portions of northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County.
As of March 31, 2019, Southwest had 2,058,000 residential, commercial, industrial, and other natural gas customers, of which 1,096,000 customers were located in Arizona, 765,000 in Nevada, and 197,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2019, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 26 major markets in the United States (“U.S.”), primarily as NPL, and in 2 major markets in Canada, primarily as NPL Canada. In November 2017, Centuri expanded its operations in the northeast region of the U.S. through the acquisition of New England Utility Constructors, Inc. (“Neuco”), and

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

again in November 2018, in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec Services, LLC (“Linetec”). Both companies were privately owned utility infrastructure services businesses.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified system integrity management programs to enhance safety pursuant to federal and state mandates. These programs, coupled with historic bonus depreciation tax deduction incentives, have resulted in a significant increase in multi-year utility system replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can significantly impact operating results.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto, as well as MD&A, included in the 2018 Annual Report to Shareholders, which is incorporated by reference into the 2018 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

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
Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$103,389	$90,349	$151,882	$170,229
Utility infrastructure services	(8,031)	(11,001)	47,947	34,693
Corporate and administrative	(549)	(257)	(1,834)	(1,298)
Net income	$94,809	$79,091	$197,995	$203,624

Average number of common shares	53,369	48,416	50,640	48,105
Basic earnings per share
Consolidated	$1.78	$1.63	$3.91	$4.23
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$520,677	$494,313	$1,384,092	$1,334,019
Less: Net cost of gas sold	192,604	185,732	426,260	393,898
Operating margin	$328,073	$308,581	$957,832	$940,121

1st Quarter 2019 Overview
Natural gas operations highlights:

•	32,000 net new customers (1.6% growth rate) during the last 12 months

•	Operating margin increased $19 million

•	Other income improved $8.3 million from returns on Company-Owned Life Insurance policies

•	$57 million Arizona general rate case filed in May 2019
Utility infrastructure services highlights:

•	Revenues increased $52.8 million (including $47.6 million from Linetec)

•	Quarterly net loss improved by $3 million

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$520,677	$494,313
Net cost of gas sold	192,604	185,732
Operating margin	328,073	308,581
Operations and maintenance expense	105,542	102,190
Depreciation and amortization	57,612	49,961
Taxes other than income taxes	16,206	15,257
Operating income	148,713	141,173
Other income (deductions)	5,946	(4,603)
Net interest deductions	23,099	19,255
Income before income taxes	131,560	117,315
Income tax expense	28,171	26,966
Contribution to consolidated net income	$103,389	$90,349
Contribution from natural gas operations to consolidated net income increased $13 million between the first quarters of 2019 and 2018. The increase was primarily due to rate relief, customer growth, and higher Other income (deductions), partially offset by an increase in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $19 million, including a $4 million increase attributable to customer growth, as 32,000 net new customers were added during the last twelve months. Rate relief in California and Nevada added an additional $4 million in operating margin. The current quarter includes a $4 million improvement as reserves for the regulatory impacts of tax reform were recognized in the prior-year quarter. The remaining increase includes the combined impact of surcharge recoveries for infrastructure replacement programs and other mechanisms, and changes in other miscellaneous revenues and margin from customers outside the decoupling mechanisms, offset by a $4.7 million one-time adjustment by the Arizona Corporation Commission (“ACC”) to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism.
Operations and maintenance expense increased $3.4 million, or 3%, between quarters. Higher pipeline integrity management and damage prevention programs and other general cost increases were mitigated by decreases in pension and medical costs between quarters.
Depreciation and amortization expense increased $7.7 million between quarters primarily due to regulatory account amortization, notably from California Public Purpose and environmental programs (approximately $5 million combined), and due to a $527 million, or 8%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Other income (deductions) improved $10.5 million between quarters primarily due to an increase in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $7.6 million increase in COLI policy cash surrender values, while the prior-year quarter reflected a $700,000 COLI-related loss. The non-service cost components of employee pension and other postretirement benefits improved $1.5 million between quarters.
Net interest deductions increased $3.8 million in the first quarter of 2019, as compared to the prior-year quarter, primarily due to the issuance of $300 million of senior notes in March 2018, higher borrowings outstanding under the revolving credit and term-loan facility, and carrying cost on PGA balances payable in the current quarter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$1,384,092	$1,334,019
Net cost of gas sold	426,260	393,898
Operating margin	957,832	940,121
Operations and maintenance expense	408,165	389,687
Depreciation and amortization	199,467	190,688
Taxes other than income taxes	60,847	58,421
Operating income	289,353	301,325
Other income (deductions)	(6,691)	(9,747)
Net interest deductions	85,584	71,778
Income before income taxes	197,078	219,800
Income tax expense	45,196	49,571
Contribution to consolidated net income	$151,882	$170,229
Contribution to consolidated net income from natural gas operations decreased by $18.3 million between the twelve-month periods of 2019 and 2018. The decrease was primarily due to higher Operations and maintenance expense, Net interest deductions, and Depreciation and amortization expense, partially offset by rate relief and lower Income tax expense.
Operating margin increased $18 million between periods. Customer growth provided $11 million and combined rate relief in Nevada and California provided $5 million of incremental operating margin. The remaining increase in operating margin includes recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues, net of reserve and related regulatory adjustments associated with the impacts of U.S. tax reform.
Operations and maintenance expense increased $18.5 million between periods primarily due to higher technology, administrative and other general cost increases. Included in the increase were pension-related service cost and expenditures for pipeline damage prevention programs, which increased $3 million and $3.5 million, respectively.
Depreciation and amortization expense increased $8.8 million between periods primarily due to a $487 million, or 8%, increase in average gas plant in service for the current period as compared to the prior period. The increase reflects an offsetting reduction in regulatory amortization between periods of approximately $1 million.
Taxes other than income taxes increased $2.4 million, or 4%, between periods primarily due to higher property taxes associated with net plant additions.
Other income (deductions) improved $3.1 million between the twelve-month periods of 2019 and 2018 primarily due to an increase in interest income related to the Gas Infrastructure Replacement (“GIR”) mechanism in Nevada and the equity component of the allowance for funds used during construction (“AFUDC”) due to greater construction expenditures and higher AFUDC rates in the current period. Income from changes in the cash surrender value of COLI policies and net death benefits was $5.1 million in the current period and $6.8 million in the prior-year period.
Net interest deductions increased $13.8 million between periods primarily due to higher interest associated with issuance of the $300 million of senior notes in March 2018, higher credit facility borrowings, and impacts from PGA balances payable in the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$312,862	$260,017
Operating expenses:
Utility infrastructure services expenses	300,465	258,952
Depreciation and amortization	19,927	12,517
Operating income (loss)	(7,530)	(11,452)
Other income (deductions)	875	263
Net interest deductions	3,269	3,196
Loss before income taxes	(9,924)	(14,385)
Income tax benefit	(2,468)	(2,587)
Net loss	(7,456)	(11,798)
Net income (loss) attributable to noncontrolling interest	575	(797)
Contribution to consolidated net income (loss) attributable to Centuri	$(8,031)	$(11,001)
In November 2018, Centuri acquired Linetec. The table above, therefore, includes results for Linetec only in the 2019 period, including $47.6 million of revenue and $2.3 million of net income attributable to Linetec in 2019.
Utility infrastructure services revenues increased $52.8 million in the first quarter of 2019 when compared to the prior-year quarter, primarily due to the $47.6 million of revenues contributed by Linetec, in addition to a higher volume of pipe replacement work under blanket and bid contracts.
Utility infrastructure services expenses increased $41.5 million in the first quarter of 2019 when compared to the prior-year quarter due to $37.9 million of Linetec expenses and costs to complete additional pipe replacement work, in addition to higher labor-related costs incurred to complete work during inclement weather conditions in the current-year quarter. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $200,000 for each of the first quarters of 2019 and 2018.
Depreciation and amortization expense increased $7.4 million between quarters. Approximately $5.7 million of the increase is due to the Linetec acquisition, including amortization of finite-lived intangible assets and depreciation of property and equipment of $900,000 and $4.8 million, respectively, for the first quarter 2019. The remaining increase in depreciation was attributable to additional equipment purchased to support the growing volume of work being performed.
Net interest deductions increased by $73,000 between quarters due primarily to higher average debt outstanding under the existing $590 million secured revolving credit and term loan facility in 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended
	March 31,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$1,575,130	$1,314,366
Operating expenses:
Utility infrastructure services expenses	1,429,202	1,215,959
Depreciation and amortization	64,806	50,263
Operating income	81,122	48,144
Other income (deductions)	374	354
Net interest deductions	14,263	9,678
Income before income taxes	67,233	38,820
Income tax expense	18,539	4,520
Net income	48,694	34,300
Net income (loss) attributable to noncontrolling interest	747	(393)
Contribution to consolidated net income attributable to Centuri	$47,947	$34,693
Results for Linetec have been included in the table above during the period following the November 2018 acquisition date, including $61.7 million of revenue and $3 million of net income reflected in the twelve-month period ending in March 2019. Furthermore, in November 2017, Centuri acquired Neuco. Results for Neuco have been included following its acquisition date, including $155.4 million and $31.2 million of revenues, and $28.5 million and $1.5 million of net income, in each case, respectively, during the comparative twelve-month periods ending in March 2019 and 2018.
Utility infrastructure services revenues increased $260.8 million overall in the current twelve-month period compared to the same period of 2018, primarily due to the combined $185.9 million in incremental revenue noted above for Linetec and Neuco, and to continued growth with existing customers under existing master service and bid agreements. In addition, revenue was favorably impacted year over year by certain non-routine projects with customers.
Utility infrastructure services expenses increased $213.2 million between periods, primarily due to related expenses for Linetec and Neuco of $48.1 million and $78.6 million, respectively, and additional pipe replacement work and higher labor-related operating expenses to support growth in operations. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $1.7 million and $4.1 million for the twelve-month periods of 2019 and 2018, respectively.
Depreciation and amortization expense increased $14.5 million between the current and prior-year periods. The increase was attributable to the incremental depreciation and amortization related to certain tangible and intangible assets recognized as a result of the Linetec and Neuco acquisitions, as well as increased depreciation on additional property and equipment purchased to support the growing volume of work being performed.
Net interest deductions increased $5 million between periods due primarily to interest expense and amortization of debt issuance costs associated with incremental borrowings under the $590 million secured revolving credit and term loan facility (primarily related to the Neuco and Linetec acquisitions).
Income tax expense during the twelve-month period ending March 31, 2018 was favorably impacted by approximately $12 million of one-time tax benefits related to the remeasurement of Centuri’s deferred tax liabilities when U.S. tax reform was enacted in December 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and provide a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. On March 18, 2019, Southwest filed its Notice of Intent to file a new general rate application, which was filed in May 2019. In this latest application, Southwest requests to update rates to reflect recent U.S. tax reform, including the flow back of approximately $20.6 million of excess deferred income taxes and to update the cost of service to consider, among other things, capital investments of approximately $670 million, including post-test year additions for, among other things, the southern Arizona LNG facility discussed below. Overall, the request includes an increase in revenue of approximately $57 million, including a proposed 10.3% return on equity relative to a capital structure of 51.1% equity. The request also includes the retention of a decoupled rate design, previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. The request also includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its purchased gas adjustment mechanism.
Delivery Charge Adjustment. The annual Delivery Charge Adjustment (“DCA”) rate adjustment is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. The DCA rate adjustment filed in April 2018 reflected the December 31, 2017 balance of approximately $40 million. Following a brief administrative delay, Southwest updated its request to instead include the balance at December 31, 2018 of $73 million. The ACC approved a surcharge to recover approximately $69 million, the difference of which relates to a one-time modification to reflect one-time benefits attributable to the impact of recent landmark U.S. tax reform on the decoupled balance existing at the enactment date of such reform. The updated rate will replace the existing rate effective May 1, 2019.
Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of U.S. tax reform beginning January 1, 2018 through one of various means. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect tax reform. Ultimately, Southwest was instructed to refund customers a one-time credit to reflect the tax savings from January through July 2018, effective with Southwest’s August 2018 billing cycles. In addition, effective August 2018, per-therm surcredits were established and will be effective until new cost-of-service rates are implemented following the conclusion of the general rate case filed in May 2019. These undertakings are expected to refund $20 million annually, as compared to rate levels established in the previously concluded general rate case effective April 2017. Through March 2019, Southwest has reflected relevant proportional amounts associated with the annualized $20 million as a reduction in revenue and is tracking monthly differences between amounts expected to be returned and amounts actually returned to customers, which has resulted in a liability balance of $1.5 million as of March 31, 2019. See related discussion above with regard to the DCA.
Liquefied Natural Gas (“LNG”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. In December 2014, Southwest received an order from the ACC granting preapproval of the construction and deferral of costs, up to $50 million, which was later approved (December 2016) to be modified not to exceed $80 million, following land purchase and bid solicitation for the engineering, procurement, and construction of the facility. Construction began during the third quarter of 2017 and is expected to be substantially complete in the second quarter of 2019 with the facility available for use during the winter of 2019/2020. Through March 2019, Southwest has incurred approximately $64 million in capital expenditures toward the project (including land acquisition costs).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

COYL Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is revised annually as the program progresses. In the annual filing made in February 2019, Southwest requested to increase its surcharge revenue by $3.2 million (to $6.7 million overall) related to the revenue requirement associated with $26.6 million in capital projects completed under both phases during 2018. The surcharge application is expected to be considered by the ACC in the third quarter of 2019.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that is made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 119 miles of vintage steel pipe during 2018 totaling approximately $100 million, and is targeting a similar amount for projects during 2019. In the February 2019 VSP filing, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) related to 2018 expenditures. The surcharge application is expected to be considered by the ACC in the third quarter of 2019.
Customer Data Modernization Initiative. Southwest is embarking on an initiative to replace both its customer service system and gas transaction system, which are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this significant multi-year project. Total cost for the CDMI is an estimated $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed during the third quarter of 2021. Resolution of this request is expected before the end of 2019.
California Jurisdiction
California General Rate Case. As part of the most recent Southwest general rate case application, with rates effective June 2014, the CPUC authorized an overall revenue increase of $7.1 million, a Post-Test Year (“PTY”) Ratemaking Mechanism, which allowed for attrition increases of 2.75% annually for 2015 to 2018, a depreciation reduction as requested, a limited COYL inspection program for schools, and an Infrastructure Reliability and Replacement Adjustment Mechanism (“IRRAM”) to recover the costs associated with the new limited COYL program. The CPUC decision also provided for a two-way pension balancing account to track differences between authorized and actual pension funding amounts.
In December 2016, Southwest filed to modify the most recent general rate case decision to extend the current rate case cycle by two years, including extension of the annual 2.75% PTY attrition adjustments for 2019 and 2020, which was approved by the CPUC in June 2017. Southwest expects to file a general rate case application in the third quarter of 2019.
Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC also directed Southwest to track income tax expenses resulting from mandatory or elective changes in tax law, procedure, or policy. The purpose is to identify differences between Southwest’s authorized income tax expenses and its actual incurred income tax expenses, the result of which would be reviewed in Southwest’s next general rate case. During the first quarter of 2019, Southwest reflected $1.8 million as a reserve for amounts attributable to the impact of U.S. tax reform on the ratemaking revenue requirement. Excluding advance requested or required procedural changes, Southwest does not currently anticipate making an ad hoc filing in advance of the next general rate case filing to implement rate changes resulting from U.S. tax reform.
Attrition Filing. In November 2018, Southwest made its latest annual PTY attrition filing, requesting annual revenue increases of $2 million in southern California, $542,000 in northern California, and $271,000 for South Lake Tahoe. This filing was approved in December 2018 and rates were made effective in January 2019. At the same time, rates were updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.
Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with all applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in March 2018 adopting an allocation methodology to distribute the net revenues or costs for years 2015-2017 beginning in the second quarter of 2018. Southwest began amortizing its then existing net cost balance over a 12-month period with recovery rates effective July 2018 for all applicable rate schedules. In addition, for years 2019-2020, the decision directed the adoption of an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year, following initial required credits in October 2018. GHG compliance costs recovered through rates (including transportation customer rates) have no impact on earnings overall.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Customer Data Modernization Initiative. As discussed above for Arizona, Southwest is embarking on an initiative to replace both its customer service system and its gas transaction system, referred to as its CDMI. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this significant multi-year project. Total cost for the CDMI is an estimated $174 million, approximately $19 million of which would be allocable to the California rate jurisdiction. Resolution of this request is expected before the end of 2019.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case with the PUCN in May 2018 and updated the request following the certification period ending in July 2018. The filing requested a statewide overall revenue increase of approximately $29.7 million.
The PUCN issued a rate case decision in December 2018, which authorized a return on equity (“ROE”) of 9.25% relative to the Company’s proposed capital structure of 49.66% equity applicable to both southern and northern Nevada and provided for an overall revenue increase of $9.5 million in southern Nevada and a revenue decrease in northern Nevada of $2 million. New rates associated with the PUCN’s decision became effective in January 2019.
The rate relief was lower than the amounts requested due to several factors, including the 9.25% granted return on equity, as opposed to a requested 10.3%, and the exclusion from rates at this time of costs attributable to several software applications, albeit allowing the Company to request recovery in its next general rate case filing. In response to the PUCN’s decision, management filed a Petition for Reconsideration (the “Petition”) of several rate case issues in January 2019. The PUCN Staff also filed a Petition for Reconsideration requesting several technical clarifications on the rate case decision with respect to how to calculate the intended results of the decision. The PUCN, in turn, issued a decision regarding both petitions in February 2019 that modified certain parts of the original order, but granted no further rate relief. The modified final decision resulted in a revenue increase of $9.2 million in southern Nevada and a revenue decrease in northern Nevada of $2.1 million. The decision included a reduction in depreciation expense of $800,000 and overall, resulted in a net increase in revenues of $7.1 million and an increase in operating income of $7.9 million. The resulting modified rates became effective March 2019. Management decided to seek judicial review of the Commission’s rate order, the resolution of which is expected by the end of 2019.
General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing in 2018, the PUCN authorized rate adjustments associated with the General Revenues Adjustment (“GRA”), to recover $5.6 million from customers during 2019. The continuation of the GRA was affirmed as part of the December 2018 rate case decision. While there is no impact to net income overall from this rate adjustment, operating cash flows will increase as the associated regulatory asset balance is recovered.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism which defers and recovers certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe (“EVPP”), COYL, and VSP), each year Southwest files a GIR “Advance Application” in May and a “Rate Application,” generally in October. In June 2018, Southwest filed its Advance Application requesting authorization to replace qualifying infrastructure with projects totaling $228 million to be completed over a three-year period, with a total annualized revenue requirement (following the three-year replacement period) of approximately $21.7 million. Historically, Southwest has requested approval of projects on an annual basis; however, it requested to move to a multi-year approval process for projects to improve operational flexibility and enhance coordination with contractors and governmental agencies. The PUCN issued a decision limiting its approval to the 2019 projects, resulting in an approval of $34.3 million for projects to be completed in 2019 (EVPP $9.3 million, COYL $1.3 million, and VSP $23.7 million).
The Rate Application is generally filed each October to reset the GIR recovery surcharge related to previously approved and completed projects, with new rates becoming effective each January. During the third quarter of 2018, management proposed to adjust the GIR surcharge rate as part of the rate case in lieu of filing a separate application, which was approved and implemented in January 2019. It is expected to result in incremental annual margin of approximately $6 million.
Conservation and Energy Efficiency (“CEE”). The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in the annual rate adjustment filing. As part of the 2018 ARA filing, Southwest requested and received modified rates, effective January 2019, which are expected to result in an annualized margin decrease of $4.1 million in southern Nevada and a $58,000 decrease in northern Nevada. There is, however, no anticipated impact to net income overall from these changes as amortization expense is impacted by approximately the same amounts.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

In November 2017, Southwest filed for pre-approval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal to expand natural gas infrastructure to Mesquite, including a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The cost is expected to be recovered through volumetric rates from all southern Nevada customers (including new customers in Mesquite). The annual revenue requirement associated with the project is approximately $2.8 million. Southwest conducted preliminary design work and began serving certain customers with an approved virtual pipeline network in February 2019, which provides temporary natural gas supply using portions of the approved distribution system and compressed natural gas tanks. It is estimated that permitting and construction of the approach main to bring the permanent supply to Mesquite and construction of the remaining approved distribution system could take an additional two years to complete.
Customer Data Modernization Initiative. As indicated in the other jurisdictions, Southwest is planning to embark on an initiative to replacement both its customer service system and gas transaction system with the CDMI. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this significant multi-year project. Of the total $174 million estimated cost of the CDMI, approximately $59 million would be allocable to the Nevada rate jurisdictions. Resolution of this request is expected before the end of 2019.
Federal Energy Regulatory Commission (“FERC”) Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed its most recent general rate case with the FERC in February 2014, and following settlement proceedings, tariff changes were filed in March 2015. The settlement implied an 11.5% pre-tax rate of return, and as part of the agreement, Paiute agreed to file a rate case no later than the end of May 2019. See Tax Reform below.
2018 Expansion. In response to growing demand in the Carson City and South Lake Tahoe areas of northern California and northern Nevada, Paiute evaluated shipper interest in acquiring additional transportation capacity, and executed precedent agreements for incremental transportation capacity with Southwest. The FERC approved the project at a cost of $22 million, which approximates the total cost incurred to complete the project. Construction work began in July 2018, consisting of 8.5 miles of additional transmission pipeline infrastructure. The project was completed and placed in service in November 2018.
Tax Reform.  The FERC issued a Notice of Proposed Rulemaking (“NOPR”) on whether the federal income tax changes from U.S. tax reform cause pipeline rates to no longer be just and reasonable. The NOPR provided for pipelines to file a FERC Form No. 501‑G to evaluate the impact of tax reform on their revenue requirement. In addition to filing the form, pipelines would select one of the following four options: (1) make a limited “Section 4” filing to reduce rates by the percentage reduction in cost of service shown in its FERC Form No. 501-G; (2) commit to file either a prepackaged uncontested rate settlement or a general Section 4 rate case; (3) file a statement explaining why no change in rates was necessary; or (4) file the new FERC form without taking any other action. In July 2018, the FERC issued a final rule (Order No. 849), effective in September 2018, adopting procedures for determining which jurisdictional pipelines may be collecting unjust and unreasonable rates in light of tax reform. Paiute filed its Form No. 501-G in the fourth quarter of 2018. Two of Paiute’s shippers requested that FERC evaluate Paiute’s rates and/or take action to ensure that Paiute’s customers are afforded the relief contemplated in Order No. 849. The FERC has not acted on these requests; however, in the absence of any action in advance, Paiute’s general rate case application, expected to be filed in late May 2019, will further address tax reform. In November 2018, Southwest Gas Transmission Company (“SGTC”), also a FERC-regulated subsidiary of Southwest, filed an uncontested, prepackaged settlement in lieu of filing the FERC Form No. 501-G, with no material impacts overall. FERC issued an Order approving the settlement in December 2018, and new rates became effective in January 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At March 31, 2019, under-collections in northern and southern Nevada and California resulted in an asset of $65.2 million and over-collections in Arizona resulted in a liability of $72.2 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. During the third quarter of 2018, a $49 million refund was received by Southwest from El Paso Natural Gas, L.L.C. (“EPNG”) as part of a rate case settlement, the majority of which relates to Southwest’s transmission service into Arizona and resulted in a liability included in Deferred purchased gas costs. This amount is included in the over-collected balance noted above. In October 2018, Southwest filed an application with the ACC requesting an alternate methodology for refunding the EPNG funds allocated to the Arizona rate jurisdiction customers, which would have involved offsetting sizable amounts receivable from Arizona customers under the DCA mechanism. This proposal was offered as an alternative to refunding the amounts through the PGA in order to provide administrative efficiency. Ultimately, the ACC considered the EPNG issue separately and approved, effective May 1, 2019, the return of the EPNG rate case settlement dollars as a special per-therm PGA credit, which is expected to be in place for approximately twelve months.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	March 31, 2019	December 31, 2018	March 31, 2018
Arizona	$(72,213)	$(72,878)	$11,687
Northern Nevada	12,962	4,928	2,993
Southern Nevada	51,221	(5,951)	4,059
California	1,059	(933)	(371)
	$(6,971)	$(74,834)	$18,368
Capital Resources and Liquidity
Cash on hand and cash flows from operations in the past twelve months have generally provided the majority of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, the Company has accelerated pipe replacement activities to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed previously. This accelerated activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $8 million in the first three months of 2019 as compared to the same period of 2018. The improvements in cash flows included an increase in net income and benefits from depreciation as well as the impacts of working capital components overall. Additionally, changes in operating cash flows are typically influenced significantly by the change in purchased gas costs, including amounts incurred and deferred, as well as when amounts are incorporated in customer bills to recover the deferred balances.
Investing Cash Flows. Cash used in consolidated investing activities increased $53 million in the first three months of 2019 as compared to the same period of 2018. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $36 million in the first three months of 2019 as compared to the same period of 2018. The increase was primarily due to increased borrowings under Southwest’s credit facility (see Note 8 – Short-Term Debt), as well as an increase in issuances of stock under the Company’s Equity Shelf Program during the first three months of 2019 (see Note 6 – Common Stock).
The Company issued approximately $22.8 million in stock during the first three months of 2019 under its Equity Shelf Program and approximately 53,000 additional shares of common stock collectively through the Restricted Stock/Unit Plan and the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Management Incentive Plan. Also during the three months ended March 31, 2019, the Company issued 34,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $2.8 million.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and utility infrastructure services segments. Each business activity is generally responsible for securing its own external debt financing sources. However, the holding company may raise funds through stock issuance or other external financing sources in support of each business segment, as discussed in Note 6 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $5 million in the first three months of 2019 as compared to the same period of 2018. The increase in operating cash flows was primarily attributable to an increase in net income and benefits from depreciation as well as the impacts of working capital components overall. Offsetting those increases were the impacts related to deferred purchased gas costs noted above.
Investing Cash Flows. Cash used in investing activities increased $32 million in the first three months of 2019 as compared to the same period of 2018. The change was primarily due to additional construction expenditures, as indicated above.
Financing Cash Flows. Net cash provided by financing activities increased $62 million in the first three months of 2019 as compared to the same period of 2018. The increase was primarily due to borrowing under the short-term portion of the credit facility in 2019 and capital contributions from Southwest Gas Holdings, Inc. The prior period included repayment of the credit facility and commercial paper program borrowings following the issuance of $300 million in senior notes in March 2018.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended March 31, 2019, construction expenditures for the natural gas operations segment were $715 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $388 million during this time and provided approximately 48% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2021 will be approximately $2.1 billion. Of this amount, approximately $710 million is expected to be incurred in 2019. Southwest plans to continue to request regulatory support to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL, and an LNG facility. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 45% to 50% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform, as well as growth levels in Southwest’s service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. The proceeds were used to repay amounts then outstanding under the revolving portion of its credit facility and under the commercial paper program.
In March 2017, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated March 29, 2017, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The Company has issued the full capacity of the equity program, concluding during the quarter ended March 31, 2019.
During the twelve months ended March 31, 2019, 1,286,234 shares were issued in at-the-market offerings at an average price of $76.99 per share with gross proceeds of $99 million, agent commissions of $990,234, and net proceeds of $98 million. See Note 6 – Common Stock for more information.
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Company estimates bonus depreciation will defer the payment of approximately $30 million ($4 million of which relates to utility operations) of federal income taxes for 2019.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (the “Board”). In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, in addition to our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2019, the Board elected to increase the quarterly dividend from $0.52 to $0.545 per share, representing a 4.8% increase, effective with the June 2019 payment.
Liquidity
Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several general factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: variability of natural gas prices, changes in the ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas segment’s service territories, the ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2019, the combined balance in the PGA accounts totaled an over-collection of $7 million, which included the EPNG rate case settlement of $49 million. See PGA Filings for more information.
The Company has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At March 31, 2019, no borrowings were outstanding under this facility.
Southwest has a credit facility, with borrowing capacity of $400 million, which expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first three months of 2019 was $150 million, the same amount which was outstanding at March 31, 2019. Commercial paper borrowings are discussed below. Additionally, $188 million was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing, and as indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2019 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2019, there was $50 million outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 7 – Long-Term Debt). The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. The $590 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2019 totaled $1.1 billion. The maximum amount outstanding on the revolving credit facility during the first three months of 2019 was $25 million. At March 31, 2019, $6 million was outstanding on the secured revolving credit facility. Also at March 31, 2019, there was approximately $300 million, net of letters of credit, available under the line of credit.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, expected impacts of valuation adjustments associated with the redeemable noncontrolling interest in Linetec, the impacts of the U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2019 or future period revenues from regulatory rate proceedings including amounts requested from the recently filed Arizona general rate case, the approved recovery of the Arizona DCA balance, the outcome of judicial review of the recently concluded Nevada rate case, the anticipated timing of the Company’s reincorporation in Delaware, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the December 2017 shelf registration statement or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including the multi-jurisdictional filings for recovery of the CDMI, and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding natural gas or alternative energy, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri’s projections about the acquired business’ earnings (including accretion within the first twelve months) and future acquisition-related costs, impacts of changes in value of the redeemable noncontrolling interest if at other than fair value, resolution of events subject to cash consideration held back associated with representations, warranties, and other estimates including working capital adjustments related to the Linetec acquisition and impacts from final purchase accounting related thereto, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10‑K for the year ended December 31, 2018.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2018 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.
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
Based on the most recent evaluation, as of March 31, 2019, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of March 31, 2019, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2019 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

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
ITEMS 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01		Amendment to the Centuri Group, Inc. Executive Long-Term Incentive Plan.

Exhibit 10.02		Amendment to the Centuri Group, Inc. Long-Term Capital Investment Plan.

Exhibit 10.03		Form of Paul Daily Award Agreement under the Centuri Group, Inc. Executive Long-Term Incentive Plan.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: May 8, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: May 8, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

