Form 10-Q
period 2019-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2019-08-07
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			California	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 54,324,289 shares as of July 31, 2019.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 31, 2019.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,404,724	$7,134,239
Less: accumulated depreciation	(2,282,770)	(2,234,029)
Construction work in progress	248,270	193,028
Net utility plant	5,370,224	5,093,238
Other property and investments	761,652	623,551
Current assets:
Cash and cash equivalents	38,446	85,361
Accounts receivable, net of allowances	417,639	413,926
Accrued utility revenue	34,900	77,200
Income taxes receivable	15,190	14,653
Deferred purchased gas costs	58,240	4,928
Prepaid and other current assets	187,666	243,701
Total current assets	752,081	839,769
Noncurrent assets:
Goodwill	345,872	359,045
Deferred income taxes	1,021	1,264
Deferred charges and other assets	436,035	440,862
Total noncurrent assets	782,928	801,171
Total assets	$7,666,885	$7,357,729
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 60,000,000 shares; issued and outstanding - 54,321,217 and 53,026,848 shares)	$55,951	$54,656
Additional paid-in capital	1,409,923	1,305,769
Accumulated other comprehensive income (loss), net	(48,581)	(52,668)
Retained earnings	1,002,070	944,285
Total Southwest Gas Holdings, Inc. equity	2,419,363	2,252,042
Noncontrolling interest	—	(452)
Total equity	2,419,363	2,251,590
Redeemable noncontrolling interest	83,182	81,831
Long-term debt, less current maturities	2,373,003	2,107,258
Total capitalization	4,875,548	4,440,679
Current liabilities:
Current maturities of long-term debt	36,807	33,060
Short-term debt	—	152,000
Accounts payable	196,915	248,993
Customer deposits	69,165	67,940
Income taxes payable	—	1,083
Accrued general taxes	42,778	43,560
Accrued interest	21,431	21,369
Deferred purchased gas costs	89,734	79,762
Other current liabilities	269,674	290,878
Total current liabilities	726,504	938,645
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	563,478	529,201
Accumulated removal costs	389,000	383,000
Other deferred credits and other long-term liabilities	1,112,355	1,066,204
Total deferred income taxes and other credits	2,064,833	1,978,405
Total capitalization and liabilities	$7,666,885	$7,357,729
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Operating revenues:
Gas operating revenues	$258,711	$275,679	$779,388	$769,992	$1,367,124	$1,349,536
Utility infrastructure services revenues	454,300	395,204	767,162	655,221	1,634,226	1,409,263
Total operating revenues	713,011	670,883	1,546,550	1,425,213	3,001,350	2,758,799
Operating expenses:
Net cost of gas sold	65,182	83,466	257,786	269,198	407,976	407,943
Operations and maintenance	105,293	105,435	211,538	207,786	410,145	398,051
Depreciation and amortization	70,342	61,307	147,881	123,785	273,308	244,176
Taxes other than income taxes	15,126	14,666	31,332	29,923	61,307	58,590
Utility infrastructure services expenses	402,199	352,671	702,664	611,623	1,478,730	1,296,629
Total operating expenses	658,142	617,545	1,351,201	1,242,315	2,631,466	2,405,389
Operating income	54,869	53,338	195,349	182,898	369,884	353,410
Other income and (expenses):
Net interest deductions	(26,831)	(23,652)	(53,228)	(46,283)	(103,616)	(86,978)
Other income (deductions)	1,146	(2,706)	7,985	(7,040)	(2,401)	(9,270)
Total other income and (expenses)	(25,685)	(26,358)	(45,243)	(53,323)	(106,017)	(96,248)
Income before income taxes	29,184	26,980	150,106	129,575	263,867	257,162
Income tax expense	6,352	5,429	31,890	29,730	63,844	50,501
Net income	22,832	21,551	118,216	99,845	200,023	206,661
Net income (loss) attributable to noncontrolling interests	776	—	1,351	(797)	1,523	(650)
Net income attributable to Southwest Gas Holdings, Inc.	$22,056	$21,551	$116,865	$100,642	$198,500	$207,311
Basic earnings per share	$0.41	$0.44	$2.18	$2.07	$3.82	$4.29
Diluted earnings per share	$0.41	$0.44	$2.18	$2.07	$3.82	$4.28
Average number of common shares	53,935	48,826	53,654	48,622	51,914	48,338
Average shares (assuming dilution)	54,003	48,880	53,716	48,671	51,977	48,387
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Net income	$22,832	$21,551	$118,216	$99,845	$200,023	$206,661
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(15,524)	(32,701)
Amortization of prior service cost	242	254	483	508	990	922
Amortization of net actuarial loss	4,441	6,387	8,883	12,774	21,658	20,662
Regulatory adjustment	(4,064)	(5,744)	(8,128)	(11,490)	(2,895)	8,212
Net defined benefit pension plans	619	897	1,238	1,792	4,229	(2,905)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	636	636	1,271	1,271	2,541	2,308
Net forward-starting interest rate swaps	636	636	1,271	1,271	2,541	2,308
Foreign currency translation adjustments	787	(690)	1,578	(1,601)	169	(679)
Total other comprehensive income (loss), net of tax	2,042	843	4,087	1,462	6,939	(1,276)
Comprehensive income	24,874	22,394	122,303	101,307	206,962	205,385
Comprehensive income (loss) attributable to noncontrolling interests	776	—	1,351	(797)	1,523	(668)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$24,098	$22,394	$120,952	$102,104	$205,439	$206,053
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$118,216	$99,845	$200,023	$206,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,881	123,785	273,308	244,176
Deferred income taxes	31,831	33,318	49,554	48,871
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(2,612)	(12,704)	(5,770)	(57,196)
Accrued utility revenue	42,300	44,000	(700)	(600)
Deferred purchased gas costs	(43,341)	34,105	5,128	11,693
Accounts payable	(48,155)	(44,465)	8,088	25,943
Accrued taxes	(2,272)	(17,350)	3,123	(9,138)
Other current assets and liabilities	54,988	(16,806)	17,721	(45,399)
Gains on sale	(831)	(250)	(2,284)	(3,019)
Changes in undistributed stock compensation	4,702	3,300	7,513	6,457
Equity AFUDC	(1,967)	(586)	(5,008)	(1,773)
Changes in other assets and deferred charges	(15,870)	(5,122)	(16,486)	(15,870)
Changes in other liabilities and deferred credits	(6,454)	5,952	26,040	7,979
Net cash provided by operating activities	278,416	247,022	560,250	418,785
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(471,578)	(339,011)	(898,481)	(700,426)
Acquisition of businesses, net of cash acquired	(19,533)	(4,209)	(266,697)	(98,413)
Changes in customer advances	9,483	8,158	14,788	9,911
Miscellaneous inflows	1,159	2,564	2,936	12,304
Net cash used in investing activities	(480,469)	(332,498)	(1,147,454)	(776,624)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	102,743	69,139	388,006	110,390
Dividends paid	(56,738)	(48,985)	(107,993)	(96,166)
Issuance of long-term debt, net	421,594	455,398	531,368	781,882
Retirement of long-term debt	(53,604)	(100,776)	(190,586)	(379,704)
Change in credit facility and commercial paper	(104,000)	(102,000)	(2,000)	(44,000)
Change in short-term debt	(152,000)	(192,000)	(22,500)	20,000
Principal payments on finance lease obligations	(107)	(316)	(439)	(723)
Redemption of Centuri shares from noncontrolling parties	—	—	—	(23,000)
Withholding remittance - share-based compensation	(1,856)	(2,854)	(2,112)	(2,910)
Other	(966)	(898)	(2,812)	(2,936)
Net cash provided by financing activities	155,066	76,708	590,932	362,833
Effects of currency translation on cash and cash equivalents	72	(124)	(12)	34
Change in cash and cash equivalents	(46,915)	(8,892)	3,716	5,028
Cash and cash equivalents at beginning of period	85,361	43,622	34,730	29,702
Cash and cash equivalents at end of period	$38,446	$34,730	$38,446	$34,730
Supplemental information:
Interest paid, net of amounts capitalized	$49,996	$40,082	$96,476	$76,843
Income taxes paid (received)	$1,832	$16,507	$(13,454)	$19,137
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock shares
Beginning balances	53,391	48,337	53,026	48,090
Common stock issuances	930	789	1,295	1,036
Ending balances	54,321	49,126	54,321	49,126
Common stock amount
Beginning balances	$55,021	$49,967	$54,656	$49,720
Common stock issuances	930	789	1,295	1,036
Ending balances	55,951	50,756	55,951	50,756
Additional paid-in capital
Beginning balances	1,332,793	965,480	1,305,769	955,332
Common stock issuances	77,582	56,028	104,606	68,886
Change in ownership of noncontrolling interest	(452)	—	(452)	(2,710)
Ending balances	1,409,923	1,021,508	1,409,923	1,021,508
Accumulated other comprehensive income (loss)
Beginning balances	(50,623)	(56,363)	(52,668)	(47,682)
Foreign currency exchange translation adjustment	787	(690)	1,578	(1,601)
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	619	897	1,238	1,792
FSIRS amounts reclassified to net income, net of tax	636	636	1,271	1,271
Reclassification of excess deferred taxes	—	—	—	(9,300)
Ending balances	(48,581)	(55,520)	(48,581)	(55,520)
Retained earnings
Beginning balances	1,009,809	920,454	944,285	857,398
Net income	22,056	21,551	116,865	100,642
Dividends declared	(29,795)	(25,730)	(59,080)	(51,065)
Reclassification of excess deferred taxes	—	—	—	9,300
Ending balances	1,002,070	916,275	1,002,070	916,275
Total Southwest Gas Holdings, Inc. equity ending balances	2,419,363	1,933,019	2,419,363	1,933,019
Noncontrolling interest
Beginning balances	(452)	(3,162)	(452)	(2,365)
Net income (loss)	—	—	—	(797)
Change in ownership of noncontrolling interest	452	2,710	452	2,710
Ending balances	—	(452)	—	(452)
Total equity ending balances	$2,419,363	$1,932,567	$2,419,363	$1,932,567
Dividends declared per common share	$0.545	$0.52	$1.09	$1.04
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,404,724	$7,134,239
Less: accumulated depreciation	(2,282,770)	(2,234,029)
Construction work in progress	248,270	193,028
Net utility plant	5,370,224	5,093,238
Other property and investments	127,211	116,146
Current assets:
Cash and cash equivalents	32,443	31,962
Accounts receivable, net of allowances	93,430	140,057
Accrued utility revenue	34,900	77,200
Income taxes receivable	12,713	13,444
Deferred purchased gas costs	58,240	4,928
Prepaid and other current assets	167,906	229,562
Total current assets	399,632	497,153
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	417,231	424,952
Total noncurrent assets	427,326	435,047
Total assets	$6,324,393	$6,141,584
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,169,549	1,065,242
Accumulated other comprehensive income (loss), net	(46,540)	(49,049)
Retained earnings	776,101	717,155
Total equity	1,948,222	1,782,460
Long-term debt, less current maturities	2,011,559	1,818,669
Total capitalization	3,959,781	3,601,129
Current liabilities:
Short-term debt	—	152,000
Accounts payable	106,773	184,982
Customer deposits	69,165	67,940
Accrued general taxes	42,778	43,560
Accrued interest	21,258	20,243
Deferred purchased gas costs	89,734	79,762
Payable to parent	580	472
Other current liabilities	110,851	94,136
Total current liabilities	441,139	643,095
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	519,432	490,458
Accumulated removal costs	389,000	383,000
Other deferred credits and other long-term liabilities	1,015,041	1,023,902
Total deferred income taxes and other credits	1,923,473	1,897,360
Total capitalization and liabilities	$6,324,393	$6,141,584
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Gas operating revenues	$258,711	$275,679	$779,388	$769,992	$1,367,124	$1,349,536
Operating expenses:
Net cost of gas sold	65,182	83,466	257,786	269,198	407,976	407,943
Operations and maintenance	104,991	105,208	210,533	207,398	407,948	397,251
Depreciation and amortization	49,343	47,664	106,955	97,625	201,146	192,098
Taxes other than income taxes	15,126	14,666	31,332	29,923	61,307	58,590
Total operating expenses	234,642	251,004	606,606	604,144	1,078,377	1,055,882
Operating income	24,069	24,675	172,782	165,848	288,747	293,654
Other income and (expenses):
Net interest deductions	(23,345)	(20,149)	(46,444)	(39,404)	(88,780)	(74,936)
Other income (deductions)	1,592	(2,094)	7,538	(6,697)	(3,005)	(9,036)
Total other income and (expenses)	(21,753)	(22,243)	(38,906)	(46,101)	(91,785)	(83,972)
Income from continuing operations before income taxes	2,316	2,432	133,876	119,747	196,962	209,682
Income tax expense (benefit)	(1,053)	(190)	27,118	26,776	44,333	46,353
Net income	$3,369	$2,622	$106,758	$92,971	$152,629	$163,329
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Net income	$3,369	$2,622	$106,758	$92,971	$152,629	$163,329
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(15,524)	(32,701)
Amortization of prior service cost	242	254	483	508	990	922
Amortization of net actuarial loss	4,441	6,387	8,883	12,774	21,658	20,662
Regulatory adjustment	(4,064)	(5,744)	(8,128)	(11,490)	(2,895)	8,212
Net defined benefit pension plans	619	897	1,238	1,792	4,229	(2,905)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	636	636	1,271	1,271	2,541	2,308
Net forward-starting interest rate swaps	636	636	1,271	1,271	2,541	2,308
Total other comprehensive income (loss), net of tax	1,255	1,533	2,509	3,063	6,770	(597)
Comprehensive income	$4,624	$4,155	$109,267	$96,034	$159,399	$162,732
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$106,758	$92,971	$152,629	$163,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,955	97,625	201,146	192,098
Deferred income taxes	28,183	27,371	43,811	47,666
Changes in current assets and liabilities:
Accounts receivable, net of allowances	46,626	36,104	(9,787)	(9,282)
Accrued utility revenue	42,300	44,000	(700)	(600)
Deferred purchased gas costs	(43,341)	34,105	5,128	11,693
Accounts payable	(74,787)	(52,095)	716	8,157
Accrued taxes	(52)	(12,776)	(6,008)	430
Other current assets and liabilities	74,589	(24,366)	7,511	(62,357)
Changes in undistributed stock compensation	3,760	3,220	5,895	5,577
Equity AFUDC	(1,967)	(586)	(5,008)	(1,773)
Changes in other assets and deferred charges	(20,336)	(5,490)	(21,895)	(16,607)
Changes in other liabilities and deferred credits	(6,836)	5,477	25,356	7,323
Net cash provided by operating activities	261,852	245,560	398,794	345,654
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(365,251)	(285,999)	(762,121)	(622,362)
Changes in customer advances	9,483	8,158	14,788	9,911
Miscellaneous inflows (outflows)	(49)	778	(813)	2,165
Net cash used in investing activities	(355,817)	(277,063)	(748,146)	(610,286)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	102,092	56,596	159,045	97,955
Dividends paid	(46,300)	(43,000)	(90,300)	(84,601)
Issuance of long-term debt, net	297,222	297,495	297,222	297,495
Change in credit facility and commercial paper	(104,000)	(102,000)	(2,000)	(44,000)
Change in short-term debt	(152,000)	(191,000)	—	—
Withholding remittance - share-based compensation	(1,856)	(2,855)	(2,111)	(2,911)
Other	(712)	(779)	(961)	(850)
Net cash provided by financing activities	94,446	14,457	360,895	263,088

Change in cash and cash equivalents	481	(17,046)	11,543	(1,544)
Cash and cash equivalents at beginning of period	31,962	37,946	20,900	22,444
Cash and cash equivalents at end of period	$32,443	$20,900	$32,443	$20,900
Supplemental information:
Interest paid, net of amounts capitalized	$42,853	$33,452	$83,206	$66,037
Income taxes paid (received)	$(22)	$10,886	$(16,764)	$3,013
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,089,002	948,199	1,065,242	948,767
Share-based compensation	1,297	1,270	2,215	702
Contributions from Southwest Gas Holdings, Inc.	79,250	56,596	102,092	56,596
Ending balances	1,169,549	1,006,065	1,169,549	1,006,065
Accumulated other comprehensive income (loss)
Beginning balances	(47,795)	(54,843)	(49,049)	(47,073)
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	619	897	1,238	1,792
FSIRS amounts reclassified to net income, net of tax	636	636	1,271	1,271
Reclassification of excess deferred taxes	—	—	—	(9,300)
Ending balances	(46,540)	(53,310)	(46,540)	(53,310)
Retained earnings
Beginning balances	797,584	736,676	717,155	659,193
Net income (loss)	3,369	2,622	106,758	92,971
Share-based compensation	(152)	(172)	(312)	(338)
Dividends declared to Southwest Gas Holdings, Inc.	(24,700)	(22,000)	(47,500)	(44,000)
Reclassification of excess deferred taxes	—	—	—	9,300
Ending balances	776,101	717,126	776,101	717,126
Total Southwest Gas Corporation equity ending balances	$1,948,222	$1,718,993	$1,948,222	$1,718,993
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair depiction of results for the interim periods, have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2018 Annual Report to Shareholders, which is incorporated by reference into the 2018 Form 10-K.
Centuri, through its subsidiary, NPL, had historically held a 65% interest in a venture to market natural gas engine-driven heating, ventilating, and air conditioning technology and products. During the second quarter of 2018, an additional $1 million of capital was contributed by NPL, thereby increasing NPL’s ownership interest to 95%. During the second quarter of 2019, the remaining 5% ownership interest was assumed by NPL. The carrying amount of the noncontrolling interest has been adjusted with a corresponding charge to Additional paid-in capital on the Company’s Consolidated Balance Sheet.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	June 30, 2019	December 31, 2018
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$125,491	$114,405
Other property	1,720	1,741
Total Southwest Gas Corporation	127,211	116,146
Centuri property, equipment, and intangibles	952,120	792,191
Centuri accumulated depreciation/amortization	(332,683)	(298,939)
Other property	15,004	14,153
Total Southwest Gas Holdings, Inc.	$761,652	$623,551

Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.
Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents for Southwest and the Company also include money market fund investments totaling approximately $19.6 million and $23.8 million, respectively, at June 30, 2019, and $18 million and $59.9 million, respectively, at December 31, 2018, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity and capital expenditures that were not paid as of quarter end that are included in accounts payable. Amounts related to such activities were immaterial for the periods presented herein. Non-cash investing activities for the twelve months ended June 30, 2019 included $31.3 million of purchase consideration related to the Linetec acquisition by Centuri, in the form of liabilities incurred that remained unpaid as of June 30, 2019; such amounts are included in Other current liabilities on the Condensed Consolidated Balance Sheets of the Company. Also, see Recent Accounting Standards Updates and Note 4 – Leases for information related to right-of-use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 10 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	June 30, 2019	December 31, 2018
Centuri accounts receivable for services provided to Southwest	$19,260	$18,830

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Prepaid and Other Current Assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $62 million at June 30, 2019 and $56 million at December 31, 2018 (carried at weighted average cost), in addition to $52 million at June 30, 2019 and $74 million at December 31, 2018 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first six months of 2019.

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2018	$10,095	$348,950	$359,045
Measurement-period adjustments - Linetec acquisition (a)	—	(17,511)	(17,511)
Foreign currency translation adjustment	—	4,338	4,338
June 30, 2019	$10,095	$335,777	$345,872
(a) See Note 12 – Business Acquisitions for details regarding Linetec measurement-period adjustments.
Other Current Liabilities. Other current liabilities for Southwest include $24.7 million and $23.5 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. at June 30, 2019 and December 31, 2018, respectively. In addition, the balances in both periods include amounts payable under regulatory mechanisms in the next twelve months and miscellaneous other accrued liabilities.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$3,400	$2,000	$11,000	$1,300	$6,500	$6,900
Interest income	1,822	1,377	3,419	2,795	6,644	4,401
Equity AFUDC	1,007	357	1,967	586	5,008	1,773
Other components of net periodic benefit cost	(3,765)	(5,264)	(7,530)	(10,529)	(18,060)	(20,241)
Miscellaneous income and (expense)	(872)	(564)	(1,318)	(849)	(3,097)	(1,869)
Southwest Gas Corporation - total other income (deductions)	1,592	(2,094)	7,538	(6,697)	(3,005)	(9,036)
Utility infrastructure services segment:
Interest income	—	1	—	2	86	4
Foreign transaction gain (loss)	21	202	552	349	(19)	(207)
Miscellaneous income and (expense)	(498)	(835)	(154)	(720)	462	(69)
Centuri - total other income (deductions)	(477)	(632)	398	(369)	529	(272)
Corporate and administrative	31	20	49	26	75	38
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$1,146	$(2,706)	$7,985	$(7,040)	$(2,401)	$(9,270)
Included in the table above is the change in cash surrender values of COLI policies (including net death benefits recognized). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Refer also to Note 2 – Components of Net Periodic Benefit Cost.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2019:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued the update “Leases (Topic 842).” Under the update, lessees were required to recognize a lease liability for the obligation to make lease payments, measured on a discounted basis; and a right-of-use asset for the right to use, or control the use of, a specified asset for the lease term. The Company and Southwest adopted Topic 842 in the first quarter of 2019 through an optional transition method, which was elected, permitting the application of the provisions of the standard at the adoption date, rather than to earlier comparative periods. As a result, the Company and Southwest have not recast prior periods to reflect the adoption of this standard. See Note 4 – Leases.
Accounting pronouncements that will be effective after 2019:
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 update “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The inputs currently used to estimate credit losses will still be used; however, they may be adapted to reflect the full amount of expected losses. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this update earlier as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating what impact, if any, this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Currently, unless meeting the criteria for qualitative assessment only, an entity is required to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit, requiring a hypothetical purchase price allocation to measure the amount of a goodwill impairment. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. Under the update, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The amount of any goodwill impairment calculated under the update could vary from the calculation under existing guidance, largely due to the consideration to be given to unrecognized differences between the fair value and carrying values of the other assets and liabilities in the reporting unit under the new guidance. The amendments should be applied on a prospective basis. The update is effective for fiscal and interim periods beginning after December 15, 2019. Early adoption has been permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (that is a service contract) with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Once capitalized, the update requires the entity to expense the amount capitalized over the term of the hosting arrangement, including reasonably certain renewal periods. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for interim and related annual fiscal periods after December 15, 2018. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
The service cost component of net periodic benefit costs included in the table below are components of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of each entity.

	Qualified Retirement Plan
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$6,466	$7,139	$12,932	$14,278	$27,209	$25,974
Interest cost	12,251	11,044	24,503	22,087	46,590	45,129
Expected return on plan assets	(15,061)	(14,688)	(30,122)	(29,377)	(59,500)	(56,975)
Amortization of net actuarial loss	5,589	8,028	11,178	16,057	27,236	28,059
Net periodic benefit cost	$9,245	$11,523	$18,491	$23,045	$41,535	$42,187

	SERP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$67	$61	$133	$122	$256	$276
Interest cost	440	414	880	829	1,709	1,770
Amortization of net actuarial loss	255	376	510	751	1,261	1,472
Net periodic benefit cost	$762	$851	$1,523	$1,702	$3,226	$3,518

	PBOP
	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$319	$369	$638	$737	$1,374	$1,471
Interest cost	762	687	1,524	1,374	2,898	2,990
Expected return on plan assets	(789)	(930)	(1,578)	(1,860)	(3,436)	(3,539)
Amortization of prior service costs	318	334	635	668	1,302	1,335
Net periodic benefit cost	$610	$460	$1,219	$919	$2,138	$2,257

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
(Thousands of dollars)	2019	2018	2019	2018	2019	2018
Residential	$164,873	$166,702	$582,101	$511,313	$958,008	$867,338
Small commercial	50,184	55,653	139,794	143,596	251,281	254,966
Large commercial	11,123	13,134	25,085	28,574	49,703	54,577
Industrial/other	5,413	5,491	11,891	12,001	23,379	23,533
Transportation	21,815	20,719	46,717	44,773	88,934	88,842
Revenue from contracts with customers	253,408	261,699	805,588	740,257	1,371,305	1,289,256
Alternative revenue program revenues (deferrals)	3,392	10,393	(31,153)	37,602	(22,776)	67,046
Other revenues (a)	1,911	3,587	4,953	(7,867)	18,595	(6,766)
Total Gas operating revenues	$258,711	$275,679	$779,388	$769,992	$1,367,124	$1,349,536
(a) Comprised of various other revenue impacts, including $(1.1) million, $(2.9) million, and $(3.9) million for the three, six, and twelve months ending June 30, 2019, respectively; and, $1.6 million during the three months, and $(12.5) million in both the six and twelve months ending June 30, 2018 related to tax reform savings reserves/adjustments.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

(Thousands of dollars)	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Service Types:
Gas infrastructure services	$323,817	$300,346	$521,709	$493,894	$1,205,197	$1,072,082
Electric power infrastructure services	61,366	3,994	113,667	9,396	136,900	19,350
Other	69,117	90,864	131,786	151,931	292,129	317,831
Total Utility infrastructure services revenues	$454,300	$395,204	$767,162	$655,221	$1,634,226	$1,409,263

(Thousands of dollars)	Three Months Ended		Six Months Ended		Twelve Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Contract Types:
Master services agreement	$375,860	$290,075	$611,515	$484,539	$1,229,388	$1,014,517
Bid contract	78,440	105,129	155,647	170,682	404,838	394,746
Total Utility infrastructure services revenues	$454,300	$395,204	$767,162	$655,221	$1,634,226	$1,409,263

Unit priced contracts	$355,487	$329,236	$591,172	$526,557	$1,323,034	$1,102,335
Fixed priced contracts	4,426	27,025	42,965	52,566	107,697	138,658
Time and materials contracts	94,387	38,943	133,025	76,098	203,495	168,270
Total Utility infrastructure services revenues	$454,300	$395,204	$767,162	$655,221	$1,634,226	$1,409,263

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of June 30, 2019 and December 31, 2018 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2019	December 31, 2018
Contracts receivable, net	$205,571	$186,249
Revenue earned on contracts in progress in excess of billings	118,529	87,520
Amounts billed in excess of revenue earned on contracts	6,786	4,211

The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relates to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2018 to June 30, 2019 is due to revenue recognized of $4.2 million that was included in this item as of January 1, 2019, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of June 30, 2019, Centuri has eighteen contracts that had an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2019 is $64.8 million. Centuri expects to recognize the remaining performance obligations over the next three years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2019	December 31, 2018
Billed on completed contracts and contracts in progress	$207,057	$184,100
Other receivables	1,863	2,588
Contracts receivable, gross	208,920	186,688
Allowance for doubtful accounts	(3,349)	(439)
Contracts receivable, net	$205,571	$186,249

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Note 4 – Leases
The Company and Southwest adopted FASB Topic 842 as of January 1, 2019. In association with the adoption, the Company recorded adjustments to its Condensed Consolidated Balance Sheet to record right-of-use (“ROU”) assets and lease liabilities of $58.4 million and $60.8 million, respectively. Included in those amounts, Southwest recorded $1.9 million related to both its ROU assets and lease liabilities. Neither the Company nor Southwest experienced a material impact to the Condensed Consolidated Statements of Income from the adoption and no cumulative-effect adjustment to the opening balance of retained earnings was recognized. Management elected to adopt the standard under the optional transition method (refer to Recent Accounting Standards Updates in Note 1 – Background, Organization, and Summary of Significant Accounting Policies), and elected the following Topic 842 practical expedients and accounting policy elections:

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
Southwest and Centuri determine if an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term; lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of Southwest’s and Centuri’s leases do not provide an implicit interest rate, an incremental borrowing rate based on information available at commencement is used in determining the present value of lease payments; an implicit rate, if readily determinable, is used. Lease terms utilized in the computations may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
Southwest’s leases are comprised primarily of operating leases of buildings, land, and equipment. Southwest has no finance leases and no significant short-term leases. Southwest’s leases have a remaining term of 1 to 10 years, some of which include options to extend the lease up to 3 years. Southwest is currently not a lessor in any significant lease arrangements. Southwest’s ROU assets are included in Gas plant, and its lease liabilities are included in, depending upon maturity, Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s and Southwest’s Condensed Consolidated Balance Sheet as of June 30, 2019.
Centuri has operating and finance leases for corporate and field offices, construction equipment, and transportation vehicles. Centuri is currently not a lessor in any significant lease arrangements. Centuri’s leases have remaining lease terms of 1 to 14 years. Some of these include options to extend the leases, generally for optional terms of up to 5 years, and some include options to terminate the leases within 1 year. Centuri’s equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the current operating environment and have not been included in consideration of lease payments. Due to the seasonality of Centuri’s business, expense for short-term leases will fluctuate throughout the year with higher expense incurred during the warmer months. Short-term leases of Centuri are not accounted for under the provisions of Topic 842, as permitted. Centuri’s ROU assets are included in Other property and investments, and its lease liabilities for operating and finance leases are included, depending upon maturity, in Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

The components of lease expense were as follows:

(Thousands of dollars)	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Southwest:
Operating lease cost	$409	$815

Centuri:
Operating lease cost	$3,238	$6,043

Finance lease cost:
Amortization of ROU assets	$34	$69
Interest on lease liabilities	7	14
Total finance lease cost	41	83
Short-term lease cost	3,357	5,932
Total lease cost	$7,045	$12,873

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

(Thousands of dollars)	Southwest	Centuri	Consolidated Total
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$671	$5,293	$5,964
Operating cash flows from finance leases	—	14	14
Financing cash flows from finance leases	—	107	107

ROU assets obtained in exchange for lease obligations:
Operating leases	$901	$8,968	$9,869
Finance leases	—	339	339

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Supplemental information related to leases, including location in the Condensed Consolidated Balance Sheets, is as follows:

(Thousands of dollars)	June 30, 2019
Southwest:
Operating leases:
Net Utility Plant	$2,072

Other current liabilities	$897
Other deferred credits and other long-term liabilities	1,200
Total operating lease liabilities	$2,097

Weighted average remaining lease term (in years)	3.81
Weighted average discount rate	3.36%

Centuri:
Operating leases:
Other property and investments	$60,301

Other current liabilities	7,965
Other deferred credits and other long-term liabilities	55,185
Total operating lease liabilities	$63,150

Finance leases:
Other property and investments	$854

Other current liabilities	314
Other deferred credits and other long-term liabilities	394
Total finance lease liabilities	$708

Weighted average remaining lease term (in years)
Operating leases	9.07
Finance leases	1.84

Weighted average discount rate
Operating leases	4.08%
Finance leases	5.90%

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

The following are schedules of maturities of lease liabilities as of June 30, 2019:

(Thousands of dollars)	Operating leases
Southwest:
2020	$1,018
2021	534
2022	213
2023	102
2024	78
Thereafter	287
Total lease payments	2,232
Less imputed interest	135
Total	$2,097

(Thousands of dollars)	Operating leases	Finance leases
Centuri:
2020	$10,714	$349
2021	9,551	157
2022	8,736	168
2023	7,548	72
2024	5,992	35
Thereafter	34,239	—
Total lease payments	76,780	781
Less imputed interest	13,630	73
Total	$63,150	$708

As the Company and Southwest adopted Topic 842 using the optional transition method referred to in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, the recent annual disclosure of rental and lease payments as of December 31, 2018 in accordance with Topic 840 is presented in the table below (thousands of dollars):

	2018	2017
Southwest Gas Corporation	$4,556	$4,926
Centuri	59,491	62,310
Consolidated rental payments/lease expense	$64,047	$67,236

The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2018 (thousands of dollars):

	Southwest	Centuri	Consolidated Total
2019	$898	$10,053	$10,951
2020	363	7,656	8,019
2021	299	5,760	6,059
2022	163	5,163	5,326
2023	79	3,681	3,760
Thereafter	177	10,511	10,688
Total minimum lease payments	$1,979	$42,824	$44,803

As of December 31, 2018 Centuri leased certain construction equipment under capital leases arrangements which were not significant.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Note 5 – Derivatives
In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest utilizes fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract prices are the prevailing prices at the future transaction dates, the contracts have no determinable fair value. The Swap contract prices are determined at the beginning of each month to reflect that month’s published first of month index price and are recorded at fair value. Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
The fixed-price contracts and Swaps are utilized by Southwest under its volatility mitigation programs to effectively fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas supply portfolios. The maturities of the Swaps highly correlate to forecasted purchases of natural gas, with the longest maturity date of the Swaps being October 2020. Under such contracts, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is actually paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	June 30, 2019	December 31, 2018
Contract notional amounts	17,309	13,387

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps:

	Three Months Ended	Six Months Ended	Twelve Months Ended
(Thousands of dollars)	June 30, 2019	June 30, 2019	June 30, 2019
Paid to counterparties	$4,265	$6,147	$8,997
Received from counterparties	$—	$1,047	$1,647

Pursuant to regulatory deferral accounting treatment for rate-regulated entities, unrealized gains and losses in fair value of the Swaps are recorded as a regulatory asset and/or liability. When the Swaps mature, any prior positions held are reversed and the settled position is recorded as an increase or decrease of purchased gas under the related purchase gas adjustment (“PGA”) mechanism in determining the deferred PGA balances. Neither changes in fair value nor settled amounts of Swaps have a direct effect on earnings or other comprehensive income, since following settlement, amounts are reflected in Net cost of gas sold at the same time they are included in Gas operating revenues through updates to the PGA component of rates.
Previously, Southwest entered into forward-starting interest rate swaps (“FSIRS”), the settled positions for which are immaterial and continue to be amortized from Accumulated other comprehensive income (loss) into interest expense.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

The estimated fair value of Southwest’s Swaps were determined at June 30, 2019 and December 31, 2018 using futures settlement prices for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps and have been credit-risk adjusted with no significant impact to the overall fair value measurement. The following table sets forth the fair value of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars). It also sets forth the location of regulatory assets or liabilities offsetting, dollar-for-dollar, the fair value of the Swaps (pursuant to Southwest’s rate-regulation):
Fair values of derivatives not designated as hedging instruments:

June 30, 2019
Swap Position
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total	Offsetting Balance Sheet Location (Regulatory Asset/(Liability))
Swaps	Deferred charges and other assets	$37	$(6)	$31	Other deferred credits
Swaps	Other current liabilities	669	(6,309)	(5,640)	Prepaid and other current assets
Swaps	Other deferred credits	—	(1,314)	(1,314)	Deferred charges and other assets
Total		$706	$(7,629)	$(6,923)

December 31, 2018
Swap Position
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total	Offsetting Balance Sheet Location (Regulatory Asset/(Liability))
Swaps	Prepaid and other current assets	$243	$(99)	$144	Other current liabilities
Swaps	Other current liabilities	1,595	(3,347)	(1,752)	Prepaid and other current assets
Swaps	Other deferred credits	141	(251)	(110)	Deferred charges and other assets
Total		$1,979	$(3,697)	$(1,718)

Master netting arrangements exist with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, management has elected to reflect the net amounts in its balance sheets. There was no outstanding collateral associated with the Swaps during either period shown in the above table.
Note 6 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest is based on stock awards of Southwest Gas Corporation to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides the activity under the Equity Shelf Program for the quarter and life-to-date ended June 30, 2019:

Gross proceeds	$74,999,771
Less: agent commissions	(749,998)
Net proceeds	$74,249,773

Number of shares sold	873,361
Weighted average price per share	$85.87
As of June 30, 2019, the Company had up to $225,000,229 of common stock available for sale under the program. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest. Net proceeds during the six months ended June 30, 2019 were contributed to, and reflected in the records of, Southwest (as a capital contribution from Southwest Gas Holdings, Inc.).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

During the quarter ended March 31, 2019, the Company sold approximately 278,000 shares of common stock under a previously effective equity shelf program. Those issuances reflected the remaining shares available under that previous program.
During the six months ended June 30, 2019, the Company issued approximately 76,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Also during the six months ended June 30, 2019, the Company issued 67,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $5.5 million.
On May 2, 2019, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock available for issuance from 60,000,000 to 120,000,000. However, the Company has not filed such amendment to its Articles of Incorporation as it intends to cause such increase in availability of shares of common stock to take effect in connection with the Delaware reincorporation.
Note 7 – Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s balance sheets generally at the carrying value of the obligations outstanding.  However, details surrounding the fair value and individual carrying values of instruments are discussed below or provided in the table that follows.
Southwest believes its revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values. The revolving credit facility and IDRBs are categorized as Level 1 due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. Additionally, the revolving credit facility is generally repaid quickly and the IDRBs have interest rates that reset frequently.
The fair values of Southwest’s debentures (which includes senior and medium-term notes) were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings, and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures are categorized as Level 2 (observable market inputs based on market prices of similar securities).
The Centuri secured revolving credit and term loan facility and Centuri’s other debt obligations (not actively traded) are categorized as Level 3, based on significant unobservable inputs to their fair values. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology and utilized current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

	June 30, 2019		December 31, 2018
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$127,030	$125,000	$126,213
Notes, 6.1%, due 2041	125,000	158,916	125,000	150,728
Notes, 3.875%, due 2022	250,000	257,128	250,000	254,195
Notes, 4.875%, due 2043	250,000	287,903	250,000	268,985
Notes, 3.8%, due 2046	300,000	296,868	300,000	267,030
Notes, 3.7%, due 2028	300,000	316,170	300,000	298,926
Notes, 4.15%, due 2049	300,000	315,426	—	—
8% Series, due 2026	75,000	96,803	75,000	93,827
Medium-term notes, 7.78% series, due 2022	25,000	27,774	25,000	27,497
Medium-term notes, 7.92% series, due 2027	25,000	31,660	25,000	30,016
Medium-term notes, 6.76% series, due 2027	7,500	9,064	7,500	8,651
Unamortized discount and debt issuance costs	(15,102)		(11,807)
	1,767,398		1,470,693
Revolving credit facility and commercial paper	46,000	46,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,839)		(2,024)
	198,161		197,976
Less: current maturities	—		—
Long-term debt, less current maturities - Southwest Gas Corporation	$2,011,559		$1,818,669
Centuri:
Centuri term loan facility	$253,120	$259,002	$255,959	$260,135
Unamortized debt issuance costs	(1,270)		(1,414)
	251,850		254,545
Centuri secured revolving credit facility	88,174	88,213	—	—
Centuri other debt obligations	58,227	59,440	67,104	67,053
Less: current maturities	(36,807)		(33,060)
Long-term debt, less current maturities - Centuri	$361,444		$288,589
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,011,559		$1,818,669
Centuri long-term debt	398,251		321,649
Less: current maturities	(36,807)		(33,060)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,373,003		$2,107,258

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2019, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2019, $46 million was outstanding on the long-term portion (including $0 under the commercial paper program, discussed below) and no borrowings were outstanding on the short-term portion of this credit facility (see Note 8 – Short-Term Debt).
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At June 30, 2019, as noted above, no borrowings were outstanding under the commercial paper program.
In May 2019, Southwest issued $300 million in 4.15% Senior Notes at a discount of 0.051%. The notes will mature in June 2049. The net proceeds were used to repay a portion of amounts then outstanding under its credit facility and commercial paper program.
In November 2018, Centuri, in association with the acquisition of Linetec, amended and restated its senior secured revolving credit and term loan facility, increasing the capacity from $450 million to $590 million; the amended facility is scheduled to expire in November 2023. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at June 30, 2019 totaled $1.3 billion. At June 30, 2019, $341 million in borrowings were outstanding under the Centuri facility.
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of June 30, 2019, no borrowings were outstanding for the holding company under its credit facility (see Note 8 – Short-Term Debt), and therefore, there was no related indebtedness with reference to LIBOR. However, all of Southwest’s outstanding borrowings of $46 million noted above under its credit facility and approximately $215 million of Centuri’s indebtedness under its facility have interest rates with reference to LIBOR and credit facility maturity dates that extend beyond 2021. The outstanding amounts reflect approximately 2% of total Southwest long-term debt and 11% of long-term debt (including current maturities) for the Company overall. The Company intends to continue to monitor developments with respect to alternative rates and take appropriate steps, that will include Southwest and Centuri working with lenders to determine the appropriate alternative reference rate for variable rate indebtedness, in order to mitigate the impact of the discontinuation on financial condition and results of operations. However, at this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuation will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
Note 8 – Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is scheduled to expire in March 2022. There were no borrowings outstanding under this credit facility at June 30, 2019.
As discussed in Note 7 – Long-Term Debt, Southwest has a $400 million credit facility that is scheduled to expire in March 2022, of which $250 million has been designated by management for working capital purposes. Southwest had no short-term borrowings outstanding at June 30, 2019 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Note 9 – Other Comprehensive Income and Accumulated Other Comprehensive Income
The following information provides insight into amounts impacting the Company’s Other comprehensive income (loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity. See Note 5 – Derivatives for additional information on the FSIRS.
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$318	$(76)	$242	$334	$(80)	$254
Amortization of net actuarial (gain)/loss	5,844	(1,403)	4,441	8,404	(2,017)	6,387
Regulatory adjustment	(5,348)	1,284	(4,064)	(7,559)	1,815	(5,744)
Pension plans other comprehensive income	814	(195)	619	1,179	(282)	897
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(200)	636	836	(200)	636
FSIRS other comprehensive income	836	(200)	636	836	(200)	636
Total other comprehensive income - Southwest Gas Corporation	1,650	(395)	1,255	2,015	(482)	1,533
Foreign currency translation adjustments:
Translation adjustments	787	—	787	(690)	—	(690)
Foreign currency other comprehensive income (loss)	787	—	787	(690)	—	(690)
Total other comprehensive income - Southwest Gas Holdings, Inc.	$2,437	$(395)	$2,042	$1,325	$(482)	$843

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$635	$(152)	$483	$668	$(160)	$508
Amortization of net actuarial (gain)/loss	11,688	(2,805)	8,883	16,808	(4,034)	12,774
Regulatory adjustment	(10,695)	2,567	(8,128)	(15,119)	3,629	(11,490)
Pension plans other comprehensive income	1,628	(390)	1,238	2,357	(565)	1,792
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,672	(401)	1,271	1,673	(402)	1,271
FSIRS other comprehensive income	1,672	(401)	1,271	1,673	(402)	1,271
Total other comprehensive income - Southwest Gas Corporation	3,300	(791)	2,509	4,030	(967)	3,063
Foreign currency translation adjustments:
Translation adjustments	1,578	—	1,578	(1,601)	—	(1,601)
Foreign currency other comprehensive income (loss)	1,578	—	1,578	(1,601)	—	(1,601)
Total other comprehensive income - Southwest Gas Holdings, Inc.	$4,878	$(791)	$4,087	$2,429	$(967)	$1,462

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

	Twelve Months Ended June 30, 2019			Twelve Months Ended June 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(20,426)	$4,902	$(15,524)	$(43,027)	$10,326	$(32,701)
Amortization of prior service cost	1,302	(312)	990	1,335	(413)	922
Amortization of net actuarial (gain)/loss	28,497	(6,839)	21,658	29,531	(8,869)	20,662
Regulatory adjustment	(3,809)	914	(2,895)	8,691	(479)	8,212
Pension plans other comprehensive income (loss)	5,564	(1,335)	4,229	(3,470)	565	(2,905)
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,344	(803)	2,541	3,345	(1,037)	2,308
FSIRS other comprehensive income	3,344	(803)	2,541	3,345	(1,037)	2,308
Total other comprehensive income (loss) - Southwest Gas Corporation	8,908	(2,138)	6,770	(125)	(472)	(597)
Foreign currency translation adjustments:
Translation adjustments	169	—	169	(679)	—	(679)
Foreign currency other comprehensive income (loss)	169	—	169	(679)	—	(679)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$9,077	$(2,138)	$6,939	$(804)	$(472)	$(1,276)

(1)
Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of U.S. tax reform. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended June 30, 2018), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of Accumulated other comprehensive income (loss) as of June 30, 2019 is effectively computed using a 24% tax rate overall. With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments reported in Other comprehensive income (loss).

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (loss) at June 30, 2019, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets (thousands of dollars):

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(3,619)	$—	$(3,619)	$(52,668)
Translation adjustments	—	—	—	—	—	—	1,578	—	1,578	1,578
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	1,578	—	1,578	1,578
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,672	(401)	1,271	—	—	—	1,271
Amortization of prior service cost (2)	635	(152)	483	—	—	—	—	—	—	483
Amortization of net actuarial loss (2)	11,688	(2,805)	8,883	—	—	—	—	—	—	8,883
Regulatory adjustment (3)	(10,695)	2,567	(8,128)	—	—	—	—	—	—	(8,128)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,628	(390)	1,238	1,672	(401)	1,271	1,578	—	1,578	4,087
Ending Balance AOCI June 30, 2019	$(53,599)	$12,864	$(40,735)	$(7,638)	$1,833	$(5,805)	$(2,041)	$—	$(2,041)	$(48,581)

(1)	The FSIRS reclassification amounts are included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(3)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

(4)	Tax amounts are calculated using a 24% rate.

(5)
The beginning balances depict amounts attributable to the individual components of AOCI (Defined Benefit Plans and FSIRS) following the adoption of ASU No. 2018-02, with no impact to the total balance of AOCI resulting from the depiction.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets (thousands of dollars):

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(49,049)
FSIRS amounts reclassified from AOCI (6)	—	—	—	1,672	(401)	1,271	1,271
Amortization of prior service cost (7)	635	(152)	483	—	—	—	483
Amortization of net actuarial loss (7)	11,688	(2,805)	8,883	—	—	—	8,883
Regulatory adjustment (8)	(10,695)	2,567	(8,128)	—	—	—	(8,128)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,628	(390)	1,238	1,672	(401)	1,271	2,509
Ending Balance AOCI June 30, 2019	$(53,599)	$12,864	$(40,735)	$(7,638)	$1,833	$(5,805)	$(46,540)

(6)	The FSIRS reclassification amounts are included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.

(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

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

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost (thousands of dollars):

	June 30, 2019	December 31, 2018
Net actuarial (loss) gain	$(423,676)	$(435,364)
Prior service cost	(2,398)	(3,033)
Less: amount recognized in regulatory assets	372,475	383,170
Recognized in AOCI	$(53,599)	$(55,227)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Note 10 – Segment Information
The Company has two reportable segments: natural gas operations and utility infrastructure services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the Company. In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The following tables present revenues from external customers, intersegment revenues, and segment net income for the two reportable segments (thousands of dollars):

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended June 30, 2019
Revenues from external customers	$258,711	$405,218	$—	$663,929
Intersegment revenues	—	49,082	—	49,082
Total	$258,711	$454,300	$—	$713,011
Segment net income (loss)	$3,369	$18,918	$(231)	$22,056

Three Months Ended June 30, 2018
Revenues from external customers	$275,679	$362,132	$—	$637,811
Intersegment revenues	—	33,072	—	33,072
Total	$275,679	$395,204	$—	$670,883
Segment net income (loss)	$2,622	$19,236	$(307)	$21,551

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Six Months Ended June 30, 2019
Revenues from external customers	$779,388	$679,407	$—	$1,458,795
Intersegment revenues	—	87,755	—	87,755
Total	$779,388	$767,162	$—	$1,546,550
Segment net income (loss)	$106,758	$10,887	$(780)	$116,865

Six Months Ended June 30, 2018
Revenues from external customers	$769,992	$594,991	$—	$1,364,983
Intersegment revenues	—	60,230	—	60,230
Total	$769,992	$655,221	$—	$1,425,213
Segment net income (loss)	$92,971	$8,235	$(564)	$100,642

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended June 30, 2019
Revenues from external customers	$1,367,124	$1,470,787	$—	$2,837,911
Intersegment revenues	—	163,439	—	163,439
Total	$1,367,124	$1,634,226	$—	$3,001,350
Segment net income (loss)	$152,629	$47,629	$(1,758)	$198,500

Twelve Months Ended June 30, 2018
Revenues from external customers	$1,349,536	$1,296,093	$—	$2,645,629
Intersegment revenues	—	113,170	—	113,170
Total	$1,349,536	$1,409,263	$—	$2,758,799
Segment net income (loss)	$163,329	$45,213	$(1,231)	$207,311

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. However, the carrying value of the redeemable noncontrolling interest was greater than its fair value as of June 30, 2019, and no previous upward redemption value adjustments were made following the acquisition date. SEC guidance indicates that a redemption value adjustment would not be made under these circumstances. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2018	$81,831
Net income attributable to redeemable noncontrolling interest	1,351
Balance, June 30, 2019	$83,182

Note 12 – Business Acquisitions
In November 2018, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of an 80% interest in a privately held infrastructure services business, Linetec, with the remaining 20% retained by the seller. See the Company’s 2018 Form 10-K for additional information about this acquisition.
Assets acquired and liabilities assumed in the transaction were recorded, generally, at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired business, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade names, and customer contracts. Certain payments were estimated as of the acquisition date and will be adjusted when paid or as estimates change based on available data; the final purchase accounting has not yet been completed. Further refinement is expected to occur, including potential changes to income taxes and intangibles, as well as additional consideration payments held back. Subsequent to the acquisition date and through June 30, 2019, Centuri recorded a net reduction to the overall purchase price of $20.1 million related to the combined effects of a mutual tax election under Internal Revenue Code Section 338(h)(10), working capital adjustments, and other refinements to the valuation, which impacted the remaining unremitted consideration. In addition, approximately $19.5 million of previously unremitted consideration was paid during the three months ending June 30, 2019. As of that date, remaining unpaid consideration was $31.3 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

The preliminary estimated fair values of assets acquired and liabilities assumed as of November 30, 2018, are as follows (millions of dollars):

	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$3.9	$—	$3.9
Accounts receivable	32.8	(0.5)	32.3
Revenue earned on contracts in progress in excess of billings	21.6	(0.2)	21.4
Prepaid expenses and other current assets	1.1	0.2	1.3
Property and equipment	89.4	(0.5)	88.9
Intangible assets	89.3	—	89.3
Goodwill	188.5	(17.5)	171.0
Total assets acquired	426.6	(18.5)	408.1

Accounts payable	8.0	—	8.0
Accrued liabilities	6.9	1.6	8.5
Deferred compensation and related accrued taxes	3.4	—	3.4
Redeemable noncontrolling interest	81.7	—	81.7
Total liabilities assumed and noncontrolling interest	100.0	1.6	101.6
Net assets acquired	$326.6	$(20.1)	$306.5

The Company incurred and expensed acquisition costs of $6.9 million for the twelve months ended June 30, 2019 which are included in Utility infrastructure services expenses on the Company’s Condensed Consolidated Statement of Income. No acquisition-related costs were incurred during the three and six months ended June 30, 2019, and no significant impacts to earnings resulted from the measurement-period adjustments reflected above.
The preliminary allocation of the purchase price of Linetec was accounted for in accordance with applicable accounting guidance. Goodwill consists of the value associated with the assembled workforce, consolidation of operations, and the estimated economic value attributable to future opportunities related to the transaction. As the business of Linetec was deemed an asset purchase for tax purposes, the tax-basis goodwill is expected to be deductible for tax purposes. During 2019, values at the acquisition date were adjusted, as reflected in the table above, on the Company’s Condensed Consolidated Balance Sheets.
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
As of June 30, 2019, Southwest had 2,061,000 residential, commercial, industrial, and other natural gas customers, of which 1,098,000 customers were located in Arizona, 766,000 in Nevada, and 197,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2019, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

this same period, Southwest earned 84% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 13% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 26 major markets in the United States (“U.S.”), primarily as NPL, and in 2 major markets in Canada, primarily as NPL Canada. In November 2017, Centuri expanded its operations in the northeast region of the U.S. through the acquisition of New England Utility Constructors, Inc. (“Neuco”), and again in November 2018, in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec Services, LLC (“Linetec”). Both companies were privately owned utility infrastructure services businesses prior to their acquisition.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in a significant increase in multi-year utility system replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can significantly impact operating results.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 78% of twelve-month-to-date consolidated net income over the past two years. As such, MD&A is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
	2019	2018	2019	2018	2019	2018
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$3,369	$2,622	$106,758	$92,971	$152,629	$163,329
Utility infrastructure services	18,918	19,236	10,887	8,235	47,629	45,213
Corporate and administrative	(231)	(307)	(780)	(564)	(1,758)	(1,231)
Net income	$22,056	$21,551	$116,865	$100,642	$198,500	$207,311

Average number of common shares	53,935	48,826	53,654	48,622	51,914	48,338
Basic earnings per share
Consolidated	$0.41	$0.44	$2.18	$2.07	$3.82	$4.29
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$258,711	$275,679	$779,388	$769,992	$1,367,124	$1,349,536
Less: Net cost of gas sold	65,182	83,466	257,786	269,198	407,976	407,943
Operating margin	$193,529	$192,213	$521,602	$500,794	$959,148	$941,593

2nd Quarter 2019 Overview
Natural gas operations highlights:

•	34,000 net new customers (1.7% growth rate) during the last 12 months

•	Other income improved $1.4 million from returns on Company-Owned Life Insurance policies

•	Filed for preapproval to expand service into Spring Creek, Nevada

•	$57 million Arizona general rate case filed in May 2019
Utility infrastructure services highlights:

•	Revenues increased $59.1 million (including $56.7 million from Linetec)

•	2nd quarter 2018 revenues included a $9 million settlement of a water pipe replacement project contract dispute

•	Depreciation and amortization expense includes an incremental $6 million due to the Linetec acquisition

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$258,711	$275,679
Net cost of gas sold	65,182	83,466
Operating margin	193,529	192,213
Operations and maintenance expense	104,991	105,208
Depreciation and amortization	49,343	47,664
Taxes other than income taxes	15,126	14,666
Operating income	24,069	24,675
Other income (deductions)	1,592	(2,094)
Net interest deductions	23,345	20,149
Income before income taxes	2,316	2,432
Income tax benefit	(1,053)	(190)
Contribution to consolidated net income	$3,369	$2,622
Contribution from natural gas operations to consolidated net income increased $747,000 between the second quarters of 2019 and 2018. The increase was primarily due to higher operating margin and Other income, partially offset by an increase in Depreciation and amortization and Net interest deductions.
Operating margin increased a net $1 million. Approximately $2 million of incremental margin was attributable to customer growth, as 34,000 net new customers were added during the last twelve months. Rate relief primarily in California and Nevada also added $2 million in incremental operating margin in the current period. Offsetting these increases were the regulatory impacts of tax reform and the effect of regulatory surcharges, including the return of greenhouse gas cap and trade revenue proceeds to California customers through a climate credit, which are offset against Depreciation and amortization expense.
Operations and maintenance expense remained relatively flat between periods as higher general cost increases were offset by decreases in pension and medical costs.
Depreciation and amortization expense increased $1.7 million, or 4%, between quarters primarily due to a $579 million, or 9%, increase in average gas plant in service for the current quarter as compared to the corresponding quarter a year ago, offset by the impact of regulatory program amortization, including the climate credit indicated above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Other income (deductions) improved $3.7 million between quarters primarily due to an increase in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $3.4 million increase in COLI policy cash surrender values and recognized death benefits, while the prior-year quarter reflected $2 million of COLI-related income. Additionally, the non-service cost components of employee pension and other postretirement benefits improved $1.5 million between quarters.
Net interest deductions increased $3.2 million in the second quarter of 2019, as compared to the prior-year quarter, primarily due to the issuance of $300 million of senior notes in May 2019, higher borrowings outstanding under the revolving credit and term-loan facility leading up to the issuance of the senior notes, and the impacts of carrying costs on regulatory liability account balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Natural Gas Operations
Six-Month Analysis

	Six Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$779,388	$769,992
Net cost of gas sold	257,786	269,198
Operating margin	521,602	500,794
Operations and maintenance expense	210,533	207,398
Depreciation and amortization	106,955	97,625
Taxes other than income taxes	31,332	29,923
Operating income	172,782	165,848
Other income (deductions)	7,538	(6,697)
Net interest deductions	46,444	39,404
Income before income taxes	133,876	119,747
Income tax expense	27,118	26,776
Contribution to consolidated net income	$106,758	$92,971
Contribution from natural gas operations to consolidated net income increased $13.8 million between the first six months of 2019 and 2018. The increase was primarily due to rate relief, customer growth, and higher Other income, partially offset by increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $21 million, including a $6 million increase attributable to customer growth. Rate relief primarily in California and Nevada added an additional $6 million in operating margin. In addition, regulatory surcharge recoveries, including those for California public purpose and energy efficiency programs, were higher in the current period, but were partially offset by the climate credit returned to California customers during the second quarter of 2019. Other changes in operating margin included miscellaneous revenues and margin from customers outside the decoupling mechanisms, and reductions for the regulatory impacts of U.S. tax reform in the current period, consisting of $4.7 million during the first quarter of 2019 in Arizona and $2.9 million reserved during the first six months of 2019 related to California.
Operations and maintenance expense increased $3.1 million between periods. Higher pipeline integrity management and damage prevention programs and other general cost increases were mitigated by decreases in pension and medical costs between periods.
Depreciation and amortization expense increased $9.3 million, or 10%, between periods primarily due to a $552 million, or 8%, increase in average gas plant in service for the period as compared to the corresponding period a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure. Regulatory account amortizations, notably from California Public Purpose and environmental programs, were higher in the current period.
Other income (deductions) improved $14.2 million between periods primarily due to an increase in income from COLI policies. The current period reflects an $11 million increase in COLI policy cash surrender values and net death benefits, while the prior-year period reflected $1.3 million of COLI-related income. The non-service cost components of employee pension and other postretirement benefits improved $3 million between periods.
Net interest deductions increased $7 million between periods, primarily due to the issuance of $300 million of senior notes in March 2018 and issuance of $300 million of senior notes in May 2019, in addition to higher interest rates and borrowings outstanding under the revolving credit and term-loan facility throughout much of the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$1,367,124	$1,349,536
Net cost of gas sold	407,976	407,943
Operating margin	959,148	941,593
Operations and maintenance expense	407,948	397,251
Depreciation and amortization	201,146	192,098
Taxes other than income taxes	61,307	58,590
Operating income	288,747	293,654
Other income (deductions)	(3,005)	(9,036)
Net interest deductions	88,780	74,936
Income before income taxes	196,962	209,682
Income tax expense	44,333	46,353
Contribution to consolidated net income	$152,629	$163,329
Contribution to consolidated net income from natural gas operations decreased by $10.7 million between the twelve-month periods ended June 2019 and June 2018. The decrease was primarily due to higher Operations and maintenance expense, Net interest deductions, and Depreciation and amortization expense, partially offset by rate relief and higher Other income.
Operating margin increased $18 million between periods. Customer growth provided $11 million and combined rate relief primarily in Nevada and California provided $7 million of incremental operating margin. Other, mostly offsetting, impacts resulted from recoveries of regulatory assets, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues, as well as the regulatory impacts of U.S. tax reform and California climate credits.
Operations and maintenance expense increased $10.7 million, or 3% between periods primarily due to higher general costs and expenditures for pipeline damage prevention programs.
Depreciation and amortization expense increased $9 million, or 5%, between periods primarily due to a $520 million, or 8%, increase in average gas plant in service for the current period as compared to the prior period. The expense increase reflects an offsetting reduction in regulatory amortization between periods, including the impacts of climate credits returned to California customers.
Taxes other than income taxes increased $2.7 million, or 5%, between periods primarily due to higher property taxes associated with net plant additions.
Other income (deductions) improved $6 million between the twelve-month periods ended June 2019 and June 2018 primarily due to higher interest income and over $3 million related to the equity component of the allowance for funds used during construction (“AFUDC”) as a result of increased construction expenditures and higher AFUDC rates. Additionally, the non-service cost components of employee pension and other postretirement benefits improved in the current period by $2 million.
Net interest deductions increased $13.8 million between periods primarily due to higher interest associated with the issuance of $300 million of senior notes in March 2018 and $300 million of senior notes in May 2019, in addition to higher interest rates and average outstanding balances under Southwest’s credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$454,300	$395,204
Operating expenses:
Utility infrastructure services expenses	402,199	352,671
Depreciation and amortization	20,999	13,643
Operating income	31,102	28,890
Other income (deductions)	(477)	(632)
Net interest deductions	3,457	3,308
Income before income taxes	27,168	24,950
Income tax expense	7,474	5,714
Net income	19,694	19,236
Net income attributable to noncontrolling interest	776	—
Contribution to consolidated net income attributable to Centuri	$18,918	$19,236
In November 2018, Centuri acquired Linetec. The table above, therefore, includes results for Linetec only in the 2019 period, including $56.7 million of revenue and $3.1 million of net income attributable to Linetec during the three months ended June 30, 2019.
Utility infrastructure services revenues increased $59.1 million in the second quarter of 2019 when compared to the prior-year quarter, primarily due to the incremental revenues contributed by Linetec. In addition, revenue increased due to a higher volume of pipe replacement work under existing master services agreements and bid contracts, primarily in the eastern regions of the United States and in Canada. Revenue for 2018 included a $9 million negotiated settlement of an outstanding contract dispute associated with a water pipe replacement project.
Utility infrastructure services expenses increased $49.5 million in the second quarter of 2019 when compared to the prior-year quarter due primarily to $45.1 million of Linetec expenses and costs to complete additional pipe replacement work in the current-year quarter.
Depreciation and amortization expense increased $7.4 million between quarters. Approximately $6 million of the increase was attributable to the Linetec acquisition, including amortization of finite-lived intangible assets and depreciation of property and equipment of $1.2 million and $4.8 million, respectively, for the second quarter 2019. The remaining increase in depreciation was attributable to additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$767,162	$655,221
Operating expenses:
Utility infrastructure services expenses	702,664	611,623
Depreciation and amortization	40,926	26,160
Operating income	23,572	17,438
Other income (deductions)	398	(369)
Net interest deductions	6,726	6,504
Income before income taxes	17,244	10,565
Income tax expense	5,006	3,127
Net income	12,238	7,438
Net income (loss) attributable to noncontrolling interest	1,351	(797)
Contribution to consolidated net income attributable to Centuri	$10,887	$8,235
In November 2018, Centuri acquired Linetec. The table above, therefore, includes results for Linetec only in the 2019 period, including $104.3 million of revenue and $5.4 million of net income attributable to Linetec during the first six months of 2019.
Utility infrastructure services revenues increased $111.9 million during the first six months of 2019 when compared to the same period in the prior year, primarily due to the incremental revenues contributed by Linetec. In addition, revenue increased due to a higher volume of pipe replacement work under new and existing blanket and bid contracts, primarily in the eastern regions of the United States and in Canada.
Utility infrastructure services expenses increased $91 million during the first six months of 2019 when compared to the same prior-year period due to $83.1 million of Linetec expenses and costs to complete additional pipe replacement work, in addition to higher labor and equipment costs incurred to complete work during inclement weather conditions in the current period. Partially offsetting these increases were reductions in direct construction costs from changes in the mix of work with certain customers in the current year.
Depreciation and amortization expense increased $14.8 million between periods. Approximately $11.8 million of the increase is due to the Linetec acquisition, including amortization of finite-lived intangible assets and depreciation of property and equipment of $2.1 million and $9.7 million, respectively, in the current period. The remaining increase in depreciation was attributable to additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended
	June 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$1,634,226	$1,409,263
Operating expenses:
Utility infrastructure services expenses	1,478,730	1,296,629
Depreciation and amortization	72,162	52,078
Operating income	83,334	60,556
Other income (deductions)	529	(272)
Net interest deductions	14,412	11,357
Income before income taxes	69,451	48,927
Income tax expense	20,299	4,364
Net income	49,152	44,563
Net income (loss) attributable to noncontrolling interest	1,523	(650)
Contribution to consolidated net income attributable to Centuri	$47,629	$45,213
Results for Linetec have been included in the table above during the period following the November 2018 acquisition date, including $118.4 million of revenue and $6.1 million of net income reflected in the twelve-month period ended in June 2019. Furthermore, in November 2017, Centuri acquired Neuco. Results for Neuco have been included following its acquisition date, including $155.8 million and $65.4 million of revenue, and $21.5 million and $5.2 million of net income, in each case, respectively, during the comparative twelve-month periods ended in June 2019 and 2018.
Utility infrastructure services revenues increased $225 million overall in the twelve-month period ended June 2019 compared to the twelve-month period ended June 2018, primarily due to the combined $208.8 million in incremental revenue noted above for Linetec and Neuco. In addition, revenue increased due to higher volume of pipe replacement work under new and existing blanket and bid contracts, primarily in the central United States, and certain non-routine projects (including customer-requested support during strike-related and emergency response situations primarily in the second half of 2018).
Revenue for the twelve-month period in 2018 included a $9 million negotiated settlement of an outstanding contract dispute from 2017 associated with a water pipe replacement project.
Utility infrastructure services expenses increased $182.1 million between periods, primarily due to related expenses for Linetec and Neuco of $93.2 million and $50.2 million, respectively, and additional replacement work and higher labor-related operating expenses to support growth in operations. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $2.3 million and $3 million for the twelve-month periods of 2019 and 2018, respectively.
Depreciation and amortization expense increased $20.1 million between the current and prior-year periods. The increase was attributable to the incremental depreciation and amortization related to certain tangible and intangible assets recognized as a result of the Linetec and Neuco acquisitions, as well as increased depreciation on additional property and equipment purchased to support the growing volume of work being performed.
Net interest deductions increased $3.1 million between periods due primarily to interest expense and amortization of debt issuance costs associated with incremental borrowings under the $590 million secured revolving credit and term loan facility (primarily related to the Neuco and Linetec acquisitions), partially offset by lower borrowing rates on variable rate debt.
Income tax expense during the twelve-month period ending June 30, 2018 was favorably impacted by approximately $12 million of one-time tax benefits related to the remeasurement of Centuri’s deferred tax liabilities when U.S. tax reform was enacted in December 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact cash flows of Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. On May 1, 2019, Southwest filed a general rate case application to update the cost of service to reflect recent U.S. tax reform changes, including the return to customers of approximately $20.6 million of excess deferred income taxes, and capital investments of approximately $670 million, including post-test year additions, which include the southern Arizona LNG facility discussed below. Overall, the request includes an increase in revenue of approximately $57 million, including a proposed 10.3% return on equity relative to a capital structure of 51.1% equity. The request also includes the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. The request includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its purchased gas adjustment mechanism. A hearing in this matter is anticipated during the first quarter of 2020.
Delivery Charge Adjustment. The annual Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. The DCA that was filed in April 2018 reflected the December 31, 2017 balance of approximately $40 million. Following a brief administrative delay, Southwest updated its request to instead include the balance at December 31, 2018 of $73 million. The ACC approved a surcharge to recover approximately $69 million, the difference of which relates to a one-time modification to reflect one-time benefits attributable to the impact of recent landmark U.S. tax reform on the decoupled balance existing at the enactment date of such reform. The updated rate became effective in May 2019.
Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of U.S. tax reform beginning January 1, 2018, through one of various means. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect tax reform. Ultimately, Southwest was instructed to refund customers a one-time credit to reflect the tax savings from January through July 2018, effective with Southwest’s August 2018 billing cycles. In addition, effective August 2018, per-therm surcredits were established and are effective until new cost-of-service rates are implemented following the conclusion of the general rate case filed in May 2019. These undertakings are expected to refund $20 million annually, as compared to rate levels established in the previously concluded general rate case effective April 2017. Through June 2019, Southwest has reflected relevant proportional amounts associated with the annualized $20 million as a reduction in revenue and is tracking monthly differences between amounts expected to be returned and amounts actually returned to customers, which has resulted in a liability balance of approximately $200,000 as of June 30, 2019. See related discussion above with regard to the DCA.
Liquefied Natural Gas (“LNG”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest and connected directly to its distribution system. A modified ACC order in December 2016, following land purchase and bid solicitation for the engineering, procurement, and construction of the facility, granted approval for construction and deferral of costs not to exceed $80 million. Construction began during the third quarter of 2017 and is currently in the testing phase. It is expected to be completed and available for use during the winter of 2019/2020. Through June 2019, Southwest has incurred approximately $68 million in capital expenditures toward the project (including land acquisition costs).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

COYL Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is revised annually as the program progresses. In the annual filing made in February 2019, Southwest requested to increase its surcharge revenue by $3.2 million (to $6.7 million overall) related to the revenue requirement associated with $26.6 million in capital projects completed under both phases during 2018. The Commission Staff issued a report and recommendation to the ACC that the COYL program, including the pending request, be reviewed in conjunction with Southwest’s pending general rate case, resolution of which is expected in the second quarter of 2020.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that is made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 119 miles of vintage steel pipe during 2018 totaling approximately $100 million, and is targeting a similar amount for projects during 2019. In the February 2019 VSP filing, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) related to 2018 expenditures. The Commission Staff issued a report and recommendation to the ACC that the VSP program, including the pending request, be reviewed in conjunction with Southwest’s pending general rate case, resolution of which is expected in the second quarter of 2020.
Customer Data Modernization Initiative. Southwest is embarking on an initiative to replace both its customer service system and gas transaction system, which are collectively referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this significant multi-year project. Total cost for the CDMI is estimated at $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed during the third quarter of 2021. Resolution of this request is expected before the end of 2019.
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
Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC also directed Southwest to track income tax expenses resulting from mandatory or elective changes in tax law, procedure, or policy. The purpose is to identify differences between Southwest’s authorized income tax expenses and its actual incurred income tax expenses, the result of which would be reviewed in Southwest’s next general rate case. Through the second quarter of 2019, Southwest reflected $2.9 million as a reserve for amounts attributable to the impact of U.S. tax reform on the ratemaking revenue requirement. Southwest does not currently anticipate making an ad hoc filing in advance of the next general rate case filing to implement rate changes resulting from U.S. tax reform.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

initial required credits in October 2018. GHG compliance costs recovered through rates (including transportation customer rates) have no impact on earnings overall.
Customer Data Modernization Initiative. As discussed above for Arizona, Southwest is embarking on an initiative to replace both its customer service system and its gas transaction system, collectively referred to as its CDMI. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this significant multi-year project. Total cost for the CDMI is estimated at $174 million, approximately $19 million of which would be allocable to the California rate jurisdiction. Resolution of this request is expected in the first quarter of 2020.
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
General Revenues Adjustment. As part of the Annual Rate Adjustment (“ARA”) filing in 2018, the PUCN authorized rate adjustments associated with the General Revenues Adjustment (“GRA”), to recover $5.6 million from customers during 2019. The continuation of the GRA was affirmed as part of the December 2018 rate case decision. While there is no impact to net income overall from this rate adjustment, operating cash flows will increase as the associated regulatory asset balance is recovered. In June 2019, Southwest made its 2019 ARA filing in which it requested to update the GRA to reflect the current over-collected balances in both southern and northern Nevada. The proposal would provide a decrease in cash flows of approximately $8 million in southern Nevada and an increase of approximately $2 million in northern Nevada, but have no impact to operating margin or earnings overall. Proposed changes related to the 2019 ARA will be considered by the Commission during the fourth quarter 2019, with rates effective January 2020.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism which defers and recovers certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe (“EVPP”), COYL, and VSP), generally on an annual basis, Southwest files a GIR “Advance Application” in May and a “Rate Application,” generally in October. In June 2018, Southwest filed its Advance Application requesting authorization to replace qualifying infrastructure with projects totaling $228 million to be completed over a three-year period (2019-2021), with a total annualized revenue requirement (following the three-year replacement period) of approximately $21.7 million. Historically, Southwest has requested approval of projects on an annual basis; however, it requested to move to a multi-year approval process for projects to improve operational flexibility and enhance coordination with contractors and governmental agencies. The PUCN issued a decision limiting its approval to the 2019 projects, resulting in an approval of $34.3 million for projects to be completed in 2019 (EVPP $9.3 million, COYL $1.3 million, and VSP $23.7 million).
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Conservation and Energy Efficiency (“CEE”). The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in the annual rate adjustment filing. As part of the 2018 ARA filing, Southwest requested and received modified rates, effective January 2019, which are expected to result in annualized margin decreases of $4.1 million in southern Nevada and $58,000 in northern Nevada. There is, however, no anticipated impact to net income overall from these changes as amortization expense is reduced by approximately the same amounts. In June 2019, Southwest made its 2019 ARA filing which proposes annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. These changes, if approved, would have no impact on earnings overall as amounts would also be reflected in amortization expense. Proposed changes related to the 2019 ARA will be considered by the Commission during the fourth quarter 2019, with rates effective January 2020.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal to expand natural gas infrastructure to Mesquite, including a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The cost is expected to be recovered through volumetric rates from all southern Nevada customers (including new customers in Mesquite). The annual revenue requirement associated with the project is approximately $2.8 million. Southwest conducted preliminary design work and began serving certain customers with an approved virtual pipeline network in February 2019, which provides temporary natural gas supply using portions of the approved distribution system and compressed natural gas tanks. It is estimated that permitting and construction of the approach main to bring the permanent supply to Mesquite and construction of the remaining approved distribution system could take approximately two years to complete.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Proposed expansion to the Spring Creek area near Elko, Nevada, consists of an approach main, two regulator stations, and interior backbone plus the extension of the distribution system from the interior backbone system. This area has a population of approximately 16,500, with approximately 20 percent of the existing 5,000 potential customers expressing interest in taking natural gas service, if available. The total capital investment is estimated to be $61.9 million. Economic feasibility would be subject to cost recovery afforded under the SB 151 regulations. Resolution of this request is expected in the first quarter of 2020.
Customer Data Modernization Initiative. As indicated in the other jurisdictions, Southwest is embarking on an initiative to replace both its customer service system and gas transaction system, collectively referred to as the CDMI. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this significant multi-year project. Of the total $174 million estimated cost of the CDMI, approximately $59 million would be allocable to the Nevada rate jurisdictions. Resolution of this request is expected before the end of 2019.
Federal Energy Regulatory Commission (“FERC”) Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case application with the FERC May 31, 2019 to update the cost of service to reflect recent U.S. tax reform changes, capital investments and other changes in its cost of service since its last general rate case. The request includes an increase in revenue of approximately $7 million, including a proposed 14.84% return on equity relative to a hypothetical capital structure of 56% equity. Paiute is also proposing to continue its current rate structure for its customer categories. Paiute requested rates associated with this filing to be put in place July 1, 2019; however, the rate increase request was suspended until December 2019. It is not uncommon for suspension/delay to occur related to requests for increases, in order to permit the FERC time to review the proposed changes. Rate decreases associated with the Elko Incremental Facilities Charge; 2010 Expansion Incremental Facilities Surcharge; and the 2015 Elko Area Expansion Incremental Facilities Surcharge were placed into effect July 1, 2019.
Tax Reform.  The FERC issued a Notice of Proposed Rulemaking (“NOPR”) on whether the federal income tax changes from U.S. tax reform cause pipeline rates to no longer be just and reasonable. The NOPR provided for pipelines to file a FERC Form No. 501‑G to evaluate the impact of tax reform on their revenue requirement. In July 2018, the FERC issued a final rule (Order No. 849), effective in September 2018, adopting procedures for determining which jurisdictional pipelines may be collecting unjust and unreasonable rates in light of tax reform. Paiute filed its Form No. 501-G in the fourth quarter of 2018. Two of Paiute’s shippers requested that FERC evaluate Paiute’s rates and/or take action to ensure that Paiute’s customers are afforded the relief contemplated in Order No. 849. The FERC terminated Paiute’s 501‑G proceeding since Paiute filed its general rate case application on May 31,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

2019. In November 2018, Southwest Gas Transmission Company (“SGTC”), also a FERC-regulated subsidiary of Southwest, filed an uncontested, prepackaged settlement in lieu of filing the FERC Form No. 501-G, with no material impacts overall. FERC issued an Order approving the settlement in December 2018, and new rates became effective in January 2019.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At June 30, 2019, under-collections in northern and southern Nevada resulted in an asset of $58.2 million and over-collections in Arizona and California resulted in a liability of $89.7 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. During the third quarter of 2018, a $49 million refund was received by Southwest from El Paso Natural Gas, L.L.C. (“EPNG”) as part of a rate case settlement, the majority of which related to Southwest’s transmission service into Arizona and resulted in the recognition of amounts received being payable to customers in association with Deferred purchased gas costs. This amount is included in the over-collected balance noted above. In October 2018, Southwest filed an application with the ACC requesting an alternate methodology for refunding the EPNG funds allocated to the Arizona rate jurisdiction customers, which would have involved offsetting sizable amounts receivable from Arizona customers under the DCA mechanism. This proposal was offered as an alternative to refunding the amounts through the PGA in order to provide administrative efficiency. Ultimately, the ACC considered the EPNG issue separately and approved, effective May 1, 2019, the return of the EPNG rate case settlement dollars as a special per-therm PGA credit, which is expected to be in place for approximately twelve months.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	June 30, 2019	December 31, 2018	June 30, 2018
Arizona	$(87,692)	$(72,878)	$(9,167)
Northern Nevada	9,967	4,928	(4,555)
Southern Nevada	48,273	(5,951)	(7,364)
California	(2,041)	(933)	(5,279)
	$(31,493)	$(74,834)	$(26,365)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, the Company has accelerated pipe replacement activities to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed previously. This accelerated activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to maintain strong investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $31 million in the first six months of 2019 as compared to the same period of 2018. The improvements in cash flows included an increase in net income, benefits from depreciation, and impacts of working capital components overall, offset by reduction/return of amounts under purchased gas adjustment mechanisms.
Investing Cash Flows. Cash used in consolidated investing activities increased $148 million in the first six months of 2019 as compared to the same period of 2018. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity, as well as the remittance of a portion of purchase consideration previously held back in association with the recent acquisition of Linetec (see Note 12 – Business Acquisitions).
Financing Cash Flows. Net cash provided by consolidated financing activities increased $78 million in the first six months of 2019 as compared to the same period of 2018. The increase was primarily due to the issuance of common stock under both an earlier equity registration and a recent Equity Shelf Program initiated in May 2019, in addition to higher payments in the prior year by Southwest of short-term balances under its revolving credit facility. Borrowing and repayment of long-term debt

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

arrangements were generally aligned between periods, as the recent issuance by Southwest of $300 million in Senior Notes resulted in an initial reduction of outstanding long-term borrowings under its revolving credit facility. See Note 6 – Common Stock and Note 7 – Long-Term Debt.
The Company received approximately $74.2 million in net stock proceeds during the second quarter of 2019 under its Equity Shelf Program. Also during the three months ended June 30, 2019, the Company issued 32,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $2.8 million. It also issued the $23 million under an earlier equity shelf program during the first quarter of 2019.
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
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $16 million in the first six months of 2019 as compared to the same period of 2018. The increase in operating cash flows was attributable to an increase in net income, benefits from depreciation, and the impacts of working capital components overall. Offsetting those increases were the impacts related to deferred purchased gas costs noted above.
Investing Cash Flows. Cash used in investing activities increased $79 million in the first six months of 2019 as compared to the same period of 2018. The change was primarily due to additional construction expenditures, as indicated above.
Financing Cash Flows. Net cash provided by financing activities increased $80 million in the first six months of 2019 as compared to the same period of 2018. The increase was primarily due to an increase in capital contributions from Southwest Gas Holdings, Inc. compared to the prior-period, and higher payments in the prior year related to short-term balances under Southwest’s revolving credit facility. As indicated above, Southwest utilized funds from its $300 million Senior Notes in May 2019 to initially reduce amounts outstanding under its revolving credit facility and commercial paper program.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended June 30, 2019, construction expenditures for the natural gas operations segment were $762 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $399 million during this time and provided approximately 47% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2021 will be approximately $2.1 billion. Of this amount, approximately $710 million is scheduled to be incurred in 2019. Southwest plans to continue to request regulatory support as necessary and appropriate to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL and VSP programs, the Arizona LNG facility, and Spring Creek in Nevada. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 45% to 50% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform, as well as growth levels in Southwest’s service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
In May 2019, Southwest issued $300 million in 4.15% Senior Notes at a discount of 0.051%. The notes will mature in June 2049. A portion of the proceeds were used to repay amounts then outstanding under Southwest’s credit facility and commercial paper program.
In May 2019, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The Company issued $75 million under this multi-year program during the second quarter of 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

In March 2018, Southwest issued $300 million in 3.7% Senior Notes at a discount of 0.185%. The notes will mature in April 2028. The proceeds were used to repay amounts then outstanding under the revolving portion of its credit facility and under the commercial paper program.
In March 2017, the Company filed an earlier automatic shelf registration statement with the SEC for the offer and sale of up to $150 million of common stock from time to time in at-the-market offerings under the related prospectus and sales agency agreement. The Company issued the full capacity of this equity program, concluding during the quarter ended March 31, 2019.
During the twelve months ended June 30, 2019, 1,410,663 shares were issued in at-the-market offerings at an average price of $84.02 per share with gross proceeds of $118.5 million, agent commissions of $1.2 million, and net proceeds of $117.3 million under the Company’s equity shelf programs noted above. See Note 6 – Common Stock for more information.
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The Company estimates bonus depreciation will defer the payment of approximately $30 million ($4 million of which relates to utility operations) of federal income taxes for 2019.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2019, the combined balance in the PGA accounts totaled an over-collection of $31 million, which included the payment received from the EPNG rate case settlement of $49 million, to be refunded to customers. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At June 30, 2019, no borrowings were outstanding under this facility.
Southwest has a credit facility, with borrowing capacity of $400 million, which expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first six months of 2019 was $150 million. As of June 30, 2019, $46 million was outstanding under the long-term portion of the facility. The maximum amount outstanding on the short-term portion of the credit facility during the first six months of 2019 was $216 million. As of June 30, 2019, no borrowings were outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. This credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2019 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2019, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 7 – Long-Term Debt). The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. The $590 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at June 30, 2019 totaled $1.3 billion. The maximum amount outstanding on the revolving credit facility during the first six months of 2019 was $88 million, which was the same amount outstanding at June 30, 2019. As of June 30, 2019, there was $253 million outstanding on the term loan facility portion. Also at June 30, 2019, there was approximately $216 million, net of letters of credit, available under the line of credit.
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of June 30, 2019, $0 borrowings were outstanding for the holding company under its credit facility (see Note 8 – Short-Term Debt), and therefore, there was no related indebtedness with reference to LIBOR. However, all of Southwest’s outstanding borrowings of $46 million under its credit facility and approximately $215 million of Centuri’s indebtedness under its facility have interest rates with reference to LIBOR and credit facility maturity dates that extend beyond 2021. The outstanding amounts reflect approximately 2% of total Southwest long-term debt and 11% of long-term debt (including current maturities) for the Company overall. The Company intends to continue to monitor developments with respect to alternative rates and take appropriate steps, that will include Southwest and Centuri working with lenders to determine the appropriate alternative reference rate for variable rate indebtedness, in order to mitigate the impact of the discontinuation on financial condition and results of operations. However, at this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuation will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, interest savings, the Company’s COLI strategy, replacement market and new construction market, expected impacts of valuation adjustments associated with the redeemable noncontrolling interest in Linetec, the impacts of the U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2019 or future period revenues from regulatory rate proceedings including amounts requested from the recently filed Arizona general rate case, the approved recovery of the Arizona DCA balance, the outcome of judicial review of the recently concluded Nevada rate case, the anticipated timing of the Company’s reincorporation in Delaware, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the December 2017 shelf registration statement or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including the multi-jurisdictional filings for recovery of the CDMI, and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding natural gas or alternative energy, the regulatory support for ongoing infrastructure programs, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, Centuri’s projections about the acquired business’ earnings (including accretion within the first twelve months) and future acquisition-related costs, impacts of changes in value of the redeemable noncontrolling interest if at other than fair value, resolution of events subject to cash consideration held back associated with representations, warranties, and other estimates including working capital adjustments related to the Linetec acquisition and impacts from final purchase accounting related thereto, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10‑K for the year ended December 31, 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

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
Based on the most recent evaluation, as of June 30, 2019, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of June 30, 2019, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2019 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
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
ITEMS 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01
Indenture, dated as of May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8‑K dated May 28, 2019. File No. 1-07850.

Exhibit 4.02
First Supplemental Indenture, dated May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated May 28, 2019. File No. 1-07850.

Exhibit 4.03		Form of 4.150% Senior Note due 2049. Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019. File No. 1-07850.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: August 7, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: August 7, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

