Form 10-Q
period 2019-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2019-11-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 54,626,240 shares as of October 31, 2019.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 31, 2019.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,550,855	$7,134,239
Less: accumulated depreciation	(2,303,864)	(2,234,029)
Construction work in progress	288,573	193,028
Net utility plant	5,535,564	5,093,238
Other property and investments	768,685	623,551
Current assets:
Cash and cash equivalents	28,480	85,361
Accounts receivable, net of allowances	434,153	413,926
Accrued utility revenue	35,800	77,200
Income taxes receivable	26,611	14,653
Deferred purchased gas costs	49,804	4,928
Prepaid and other current assets	190,554	243,701
Total current assets	765,402	839,769
Noncurrent assets:
Goodwill	339,948	359,045
Deferred income taxes	896	1,264
Deferred charges and other assets	429,716	440,862
Total noncurrent assets	770,560	801,171
Total assets	$7,840,211	$7,357,729
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 54,624,090 and 53,026,848 shares)	$56,254	$54,656
Additional paid-in capital	1,437,733	1,305,769
Accumulated other comprehensive income (loss), net	(47,775)	(52,668)
Retained earnings	977,498	944,285
Total Southwest Gas Holdings, Inc. equity	2,423,710	2,252,042
Noncontrolling interest	—	(452)
Total equity	2,423,710	2,251,590
Redeemable noncontrolling interest	84,354	81,831
Long-term debt, less current maturities	2,462,116	2,107,258
Total capitalization	4,970,180	4,440,679
Current liabilities:
Current maturities of long-term debt	38,165	33,060
Short-term debt	30,000	152,000
Accounts payable	188,896	248,993
Customer deposits	68,897	67,940
Income taxes payable	1,319	1,083
Accrued general taxes	52,361	43,560
Accrued interest	34,745	21,369
Deferred purchased gas costs	88,030	79,762
Other current liabilities	279,931	290,878
Total current liabilities	782,344	938,645
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits	577,928	529,201
Accumulated removal costs	392,000	383,000
Other deferred credits and other long-term liabilities	1,117,759	1,066,204
Total deferred income taxes and other credits	2,087,687	1,978,405
Total capitalization and liabilities	$7,840,211	$7,357,729
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Operating revenues:
Gas operating revenues	$209,980	$217,523	$989,368	$987,515	$1,359,581	$1,354,000
Utility infrastructure services revenues	515,250	450,623	1,282,412	1,105,844	1,698,853	1,479,792
Total operating revenues	725,230	668,146	2,271,780	2,093,359	3,058,434	2,833,792
Operating expenses:
Net cost of gas sold	35,068	49,903	292,854	319,101	393,141	412,307
Operations and maintenance	109,652	105,508	321,190	313,294	414,289	406,137
Depreciation and amortization	75,370	62,156	223,251	185,941	286,522	247,803
Taxes other than income taxes	15,308	15,036	46,640	44,959	61,579	59,580
Utility infrastructure services expenses	451,574	395,862	1,154,238	1,007,485	1,534,442	1,349,862
Total operating expenses	686,972	628,465	2,038,173	1,870,780	2,689,973	2,475,689
Operating income	38,258	39,681	233,607	222,579	368,461	358,103
Other income and (expenses):
Net interest deductions	(27,434)	(24,548)	(80,662)	(70,831)	(106,502)	(92,032)
Other income (deductions)	(1,158)	889	6,827	(6,151)	(4,448)	(6,401)
Total other income and (expenses)	(28,592)	(23,659)	(73,835)	(76,982)	(110,950)	(98,433)
Income before income taxes	9,666	16,022	159,772	145,597	257,511	259,670
Income tax expense	3,141	3,691	35,031	33,421	63,294	51,098
Net income	6,525	12,331	124,741	112,176	194,217	208,572
Net income (loss) attributable to noncontrolling interests	1,172	—	2,523	(797)	2,695	(866)
Net income attributable to Southwest Gas Holdings, Inc.	$5,353	$12,331	$122,218	$112,973	$191,522	$209,438
Basic earnings per share	$0.10	$0.25	$2.26	$2.31	$3.60	$4.30
Diluted earnings per share	$0.10	$0.25	$2.26	$2.31	$3.59	$4.29
Average number of common shares	54,670	49,493	53,996	48,916	53,219	48,728
Average shares (assuming dilution)	54,748	49,553	54,063	48,968	53,287	48,781
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Net income	$6,525	$12,331	$124,741	$112,176	$194,217	$208,572
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(15,524)	(32,701)
Amortization of prior service cost	241	254	724	762	977	969
Amortization of net actuarial loss	4,442	6,387	13,325	19,161	19,713	23,105
Regulatory adjustment	(4,065)	(5,746)	(12,193)	(17,236)	(1,214)	6,021
Net defined benefit pension plans	618	895	1,856	2,687	3,952	(2,606)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	636	1,906	1,907	2,540	2,426
Net forward-starting interest rate swaps	635	636	1,906	1,907	2,540	2,426
Foreign currency translation adjustments	(447)	599	1,131	(1,002)	(877)	(1,092)
Total other comprehensive income (loss), net of tax	806	2,130	4,893	3,592	5,615	(1,272)
Comprehensive income	7,331	14,461	129,634	115,768	199,832	207,300
Comprehensive income (loss) attributable to noncontrolling interests	1,172	—	2,523	(797)	2,695	(866)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$6,159	$14,461	$127,111	$116,565	$197,137	$208,166
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$124,741	$112,176	$194,217	$208,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,251	185,941	286,522	247,803
Deferred income taxes	46,099	36,210	60,930	50,190
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(19,615)	(1,659)	(33,818)	(27,276)
Accrued utility revenue	41,400	43,600	(1,200)	(500)
Deferred purchased gas costs	(36,608)	100,763	(54,797)	84,282
Accounts payable	(46,079)	(48,618)	14,317	(1,886)
Accrued taxes	(2,841)	(9,840)	(4,956)	(12,417)
Other current assets and liabilities	74,048	1,245	18,730	(50,002)
Gains on sale	(3,157)	(997)	(3,863)	(3,741)
Changes in undistributed stock compensation	6,067	4,686	7,492	6,375
Equity AFUDC	(3,179)	(1,034)	(5,772)	(1,253)
Changes in other assets and deferred charges	(15,855)	(10,497)	(11,096)	(18,296)
Changes in other liabilities and deferred credits	(9,786)	(4,583)	33,243	(3,747)
Net cash provided by operating activities	378,486	407,393	499,949	478,104
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(719,386)	(560,165)	(925,135)	(733,816)
Acquisition of businesses, net of cash acquired	(19,533)	(4,209)	(266,697)	(98,413)
Changes in customer advances	15,049	11,051	17,461	13,325
Miscellaneous inflows	12,862	3,827	13,376	11,312
Net cash used in investing activities	(711,008)	(549,496)	(1,160,995)	(807,592)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	129,341	92,234	391,509	121,826
Dividends paid	(86,345)	(74,535)	(112,050)	(98,162)
Issuance of long-term debt, net	482,614	480,993	566,793	783,748
Retirement of long-term debt	(127,175)	(143,757)	(221,176)	(382,486)
Change in short-term debt	(122,000)	(183,000)	(1,500)	(79,000)
Principal payments on finance lease obligations	(161)	(422)	(387)	(606)
Withholding remittance - share-based compensation	(1,858)	(2,880)	(2,088)	(2,880)
Other	1,167	(1,121)	(456)	(3,091)
Net cash provided by financing activities	275,583	167,512	620,645	339,349
Effects of currency translation on cash and cash equivalents	58	139	(289)	157
Change in cash and cash equivalents	(56,881)	25,548	(40,690)	10,018
Cash and cash equivalents at beginning of period	85,361	43,622	69,170	59,152
Cash and cash equivalents at end of period	$28,480	$69,170	$28,480	$69,170
Supplemental information:
Interest paid, net of amounts capitalized	$62,165	$49,568	$99,159	$75,740
Income taxes paid (received)	$371	$18,261	$(16,669)	$20,247
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock shares
Beginning balances	54,321	49,126	53,026	48,090
Common stock issuances	303	297	1,598	1,333
Ending balances	54,624	49,423	54,624	49,423
Common stock amount
Beginning balances	$55,951	$50,756	$54,656	$49,720
Common stock issuances	303	297	1,598	1,333
Ending balances	56,254	51,053	56,254	51,053
Additional paid-in capital
Beginning balances	1,409,923	1,021,508	1,305,769	955,332
Common stock issuances	27,810	24,332	132,416	93,218
Change in ownership of noncontrolling interest	—	—	(452)	(2,710)
Ending balances	1,437,733	1,045,840	1,437,733	1,045,840
Accumulated other comprehensive income (loss)
Beginning balances	(48,581)	(55,520)	(52,668)	(47,682)
Foreign currency exchange translation adjustment	(447)	599	1,131	(1,002)
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	618	895	1,856	2,687
FSIRS amounts reclassified to net income, net of tax	635	636	1,906	1,907
Reclassification of excess deferred taxes	—	—	—	(9,300)
Ending balances	(47,775)	(53,390)	(47,775)	(53,390)
Retained earnings
Beginning balances	1,002,070	916,275	944,285	857,398
Net income	5,353	12,331	122,218	112,973
Dividends declared	(29,925)	(25,876)	(89,005)	(76,941)
Reclassification of excess deferred taxes	—	—	—	9,300
Ending balances	977,498	902,730	977,498	902,730
Total Southwest Gas Holdings, Inc. equity ending balances	2,423,710	1,946,233	2,423,710	1,946,233
Noncontrolling interest
Beginning balances	—	(452)	(452)	(2,365)
Net income (loss)	—	—	—	(797)
Change in ownership of noncontrolling interest	—	—	452	2,710
Ending balances	—	(452)	—	(452)
Total equity ending balances	$2,423,710	$1,945,781	$2,423,710	$1,945,781
Dividends declared per common share	$0.545	$0.52	$1.635	$1.56
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Utility plant:
Gas plant	$7,550,855	$7,134,239
Less: accumulated depreciation	(2,303,864)	(2,234,029)
Construction work in progress	288,573	193,028
Net utility plant	5,535,564	5,093,238
Other property and investments	127,774	116,146
Current assets:
Cash and cash equivalents	16,811	31,962
Accounts receivable, net of allowances	73,530	140,057
Accrued utility revenue	35,800	77,200
Income taxes receivable	26,663	13,444
Deferred purchased gas costs	49,804	4,928
Prepaid and other current assets	171,402	229,562
Total current assets	374,010	497,153
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	410,512	424,952
Total noncurrent assets	420,607	435,047
Total assets	$6,457,955	$6,141,584
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,194,745	1,065,242
Accumulated other comprehensive income (loss), net	(45,287)	(49,049)
Retained earnings	731,036	717,155
Total equity	1,929,606	1,782,460
Long-term debt, less current maturities	2,115,870	1,818,669
Total capitalization	4,045,476	3,601,129
Current liabilities:
Short-term debt	30,000	152,000
Accounts payable	94,130	184,982
Customer deposits	68,897	67,940
Accrued general taxes	52,361	43,560
Accrued interest	34,623	20,243
Deferred purchased gas costs	88,030	79,762
Payable to parent	270	472
Other current liabilities	114,893	94,136
Total current liabilities	483,204	643,095
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	527,544	490,458
Accumulated removal costs	392,000	383,000
Other deferred credits and other long-term liabilities	1,009,731	1,023,902
Total deferred income taxes and other credits	1,929,275	1,897,360
Total capitalization and liabilities	$6,457,955	$6,141,584
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Gas operating revenues	$209,980	$217,523	$989,368	$987,515	$1,359,581	$1,354,000
Operating expenses:
Net cost of gas sold	35,068	49,903	292,854	319,101	393,141	412,307
Operations and maintenance	109,039	104,657	319,572	312,055	412,330	404,549
Depreciation and amortization	52,372	47,924	159,327	145,549	205,594	193,828
Taxes other than income taxes	15,308	15,036	46,640	44,959	61,579	59,580
Total operating expenses	211,787	217,520	818,393	821,664	1,072,644	1,070,264
Operating income (loss)	(1,807)	3	170,975	165,851	286,937	283,736
Other income and (expenses):
Net interest deductions	(23,619)	(20,399)	(70,063)	(59,803)	(92,000)	(77,914)
Other income (deductions)	(1,353)	836	6,185	(5,861)	(5,194)	(6,425)
Total other income and (expenses)	(24,972)	(19,563)	(63,878)	(65,664)	(97,194)	(84,339)
Income (loss) before income taxes	(26,779)	(19,560)	107,097	100,187	189,743	199,397
Income tax expense (benefit)	(6,767)	(5,890)	20,351	20,886	43,456	45,714
Net income (loss)	$(20,012)	$(13,670)	$86,746	$79,301	$146,287	$153,683
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Net income (loss)	$(20,012)	$(13,670)	$86,746	$79,301	$146,287	$153,683
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	(15,524)	(32,701)
Amortization of prior service cost	241	254	724	762	977	969
Amortization of net actuarial loss	4,442	6,387	13,325	19,161	19,713	23,105
Regulatory adjustment	(4,065)	(5,746)	(12,193)	(17,236)	(1,214)	6,021
Net defined benefit pension plans	618	895	1,856	2,687	3,952	(2,606)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	636	1,906	1,907	2,540	2,426
Net forward-starting interest rate swaps	635	636	1,906	1,907	2,540	2,426
Total other comprehensive income (loss), net of tax	1,253	1,531	3,762	4,594	6,492	(180)
Comprehensive income (loss)	$(18,759)	$(12,139)	$90,508	$83,895	$152,779	$153,503
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$86,746	$79,301	$146,287	$153,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,327	145,549	205,594	193,828
Deferred income taxes	35,899	33,239	45,659	55,787
Changes in current assets and liabilities:
Accounts receivable, net of allowances	66,527	49,654	(3,436)	(2,066)
Accrued utility revenue	41,400	43,600	(1,200)	(500)
Deferred purchased gas costs	(36,608)	100,763	(54,797)	84,282
Accounts payable	(77,311)	(53,217)	(686)	(2,700)
Accrued taxes	(4,419)	(16,026)	(7,125)	(9,735)
Other current assets and liabilities	87,869	(35,154)	31,579	(81,333)
Changes in undistributed stock compensation	4,710	4,269	5,796	5,558
Equity AFUDC	(3,179)	(1,034)	(5,772)	(1,253)
Changes in other assets and deferred charges	(21,098)	(11,025)	(17,122)	(19,082)
Changes in other liabilities and deferred credits	(10,357)	7,550	19,762	8,208
Net cash provided by operating activities	329,506	347,469	364,539	384,677
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(587,405)	(486,037)	(784,237)	(651,022)
Changes in customer advances	15,049	11,051	17,461	13,325
Miscellaneous inflows (outflows)	(51)	1,316	(1,353)	1,650
Net cash used in investing activities	(572,407)	(473,670)	(768,129)	(636,047)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	126,186	90,644	149,091	120,344
Dividends paid	(71,000)	(65,000)	(93,000)	(86,000)
Issuance of long-term debt, net	297,222	297,495	297,222	297,495
Change in short-term debt	(122,000)	(182,000)	21,000	(74,000)
Withholding remittance - share-based compensation	(1,857)	(2,880)	(2,087)	(2,880)
Other	(801)	(939)	(890)	(991)
Net cash provided by financing activities	227,750	137,320	371,336	253,968

Change in cash and cash equivalents	(15,151)	11,119	(32,254)	2,598
Cash and cash equivalents at beginning of period	31,962	37,946	49,065	46,467
Cash and cash equivalents at end of period	$16,811	$49,065	$16,811	$49,065
Supplemental information:
Interest paid, net of amounts capitalized	$51,720	$42,986	$82,539	$67,025
Income taxes paid (received)	$(22)	$11,286	$(17,164)	$3,428
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,169,549	1,006,065	1,065,242	948,767
Share-based compensation	1,102	1,197	3,317	1,899
Contributions from Southwest Gas Holdings, Inc.	24,094	34,048	126,186	90,644
Ending balances	1,194,745	1,041,310	1,194,745	1,041,310
Accumulated other comprehensive income (loss)
Beginning balances	(46,540)	(53,310)	(49,049)	(47,073)
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	618	895	1,856	2,687
FSIRS amounts reclassified to net income, net of tax	635	636	1,906	1,907
Reclassification of excess deferred taxes	—	—	—	(9,300)
Ending balances	(45,287)	(51,779)	(45,287)	(51,779)
Retained earnings
Beginning balances	776,101	717,126	717,155	659,193
Net income (loss)	(20,012)	(13,670)	86,746	79,301
Share-based compensation	(153)	(172)	(465)	(510)
Dividends declared to Southwest Gas Holdings, Inc.	(24,900)	(22,000)	(72,400)	(66,000)
Reclassification of excess deferred taxes	—	—	—	9,300
Ending balances	731,036	681,284	731,036	681,284
Total Southwest Gas Corporation equity ending balances	$1,929,606	$1,719,927	$1,929,606	$1,719,927
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment). At the annual meeting of shareholders of Southwest Gas Holdings, Inc., held on May 2, 2019, shareholders voted to approve changing the state of incorporation for Southwest Gas Holdings, Inc. from California to Delaware. The reincorporation became effective September 20, 2019.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), and Linetec Services, LLC (“Linetec”). Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern United States (“U.S.”) and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. In November 2017, Centuri acquired Neuco, thereby expanding its core services in the northeast region of the U.S. Additionally, in November 2018, Centuri expanded its operations in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec. See Note 12 – Business Acquisitions for more information.
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole, or in the primary businesses comprising those segments as a result of the foregoing acquisitions of Neuco and Linetec.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes (thousands of dollars):

	September 30, 2019	December 31, 2018
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$126,142	$114,405
Other property	1,632	1,741
Total Southwest Gas Corporation	127,774	116,146
Centuri property, equipment, and intangibles	968,013	792,191
Centuri accumulated depreciation/amortization	(345,113)	(298,939)
Other property	18,011	14,153
Total Southwest Gas Holdings, Inc.	$768,685	$623,551

Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.
Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents for Southwest and the Company also include money market fund investments totaling approximately $1.5 million and $10.2 million, respectively, at September 30, 2019, and $18 million and $59.9 million, respectively, at December 31, 2018, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity and capital expenditures that were not paid as of quarter end that are included in accounts payable. Amounts related to such activities were immaterial for the periods presented herein. Non-cash investing activities for the twelve months ended September 30, 2019 included $26.2 million of purchase consideration related to the Linetec acquisition by Centuri, in the form of liabilities incurred that remained unpaid as of September 30, 2019; such amounts are included in Other current liabilities on the Condensed Consolidated Balance Sheets of the Company. Also, see Recent Accounting Standards Updates and Note 4 – Leases for information related to right-of-use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 10 – Segment Information). Centuri’s accounts receivable for these services are presented in the table below (thousands of dollars):

	September 30, 2019	December 31, 2018
Centuri accounts receivable for services provided to Southwest	$16,757	$18,830

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
Prepaid and Other Current Assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $59 million at September 30, 2019 and $56 million at December 31, 2018 (carried at weighted average cost), in addition to $47 million at September 30, 2019 and $74 million at December 31, 2018 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. No impairment was deemed to have occurred in the first nine months of 2019.

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2018	$10,095	$348,950	$359,045
Measurement-period adjustments - Linetec acquisition (a)	—	(22,179)	(22,179)
Foreign currency translation adjustment	—	3,082	3,082
September 30, 2019	$10,095	$329,853	$339,948
(a) See Note 12 – Business Acquisitions for details regarding Linetec measurement-period adjustments.
Other Current Liabilities. Other current liabilities for Southwest include $24.9 million and $23.5 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. at September 30, 2019 and December 31, 2018, respectively. In addition, the balances in both periods include amounts payable under regulatory mechanisms in the next twelve months and miscellaneous other accrued liabilities. Amounts included in the Condensed Consolidated Balance Sheets of Southwest Gas Holdings, Inc. for both periods reflect unremitted consideration then outstanding associated with the business acquisition of Linetec.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income (thousands of dollars):

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$200	$4,700	$11,200	$6,000	$2,000	$9,500
Interest income	1,521	1,506	4,940	4,301	6,659	5,237
Equity AFUDC	1,212	448	3,179	1,034	5,772	1,253
Other components of net periodic benefit cost	(3,765)	(5,265)	(11,295)	(15,794)	(16,560)	(20,650)
Miscellaneous income and (expense)	(521)	(553)	(1,839)	(1,402)	(3,065)	(1,765)
Southwest Gas Corporation - total other income (deductions)	(1,353)	836	6,185	(5,861)	(5,194)	(6,425)
Utility infrastructure services segment:
Interest income	—	4	—	6	82	7
Foreign transaction gain (loss)	(6)	(91)	546	258	66	144
Miscellaneous income and (expense)	177	125	23	(595)	514	(175)
Centuri - total other income (deductions)	171	38	569	(331)	662	(24)
Corporate and administrative	24	15	73	41	84	48
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(1,158)	$889	$6,827	$(6,151)	$(4,448)	$(6,401)
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the update, an entity will apply a one-step quantitative test as opposed to a two-step test as currently required, and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The amount of any goodwill impairment calculated under the update could vary from the calculation under existing guidance, largely due to the consideration to be given to unrecognized differences between the fair value and carrying values of the other assets and liabilities in the reporting unit under the new guidance. The amendments should be applied on a prospective basis. The update is effective for fiscal and interim periods beginning after December 15, 2019. Early adoption has been permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
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
In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” The update modifies the disclosure requirements on fair value measurements in Topic 820. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Upon adoption, the Company and Southwest will modify their disclosures to conform to the requirements of the update, as applicable.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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

	Qualified Retirement Plan
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$6,466	$7,139	$19,398	$21,417	$26,536	$27,265
Interest cost	12,252	11,043	36,755	33,130	47,799	44,652
Expected return on plan assets	(15,061)	(14,689)	(45,183)	(44,066)	(59,872)	(57,865)
Amortization of net actuarial loss	5,589	8,029	16,767	24,086	24,796	30,087
Net periodic benefit cost	$9,246	$11,522	$27,737	$34,567	$39,259	$44,139

	SERP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$66	$61	$199	$183	$261	$260
Interest cost	440	415	1,320	1,244	1,734	1,714
Amortization of net actuarial loss	255	375	765	1,126	1,141	1,486
Net periodic benefit cost	$761	$851	$2,284	$2,553	$3,136	$3,460

	PBOP
	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2019	2018	2019	2018	2019	2018
(Thousands of dollars)
Service cost	$319	$368	$957	$1,105	$1,325	$1,472
Interest cost	761	687	2,285	2,061	2,972	2,869
Expected return on plan assets	(789)	(929)	(2,367)	(2,789)	(3,296)	(3,629)
Amortization of prior service costs	318	334	953	1,002	1,286	1,336
Net periodic benefit cost	$609	$460	$1,828	$1,379	$2,287	$2,048

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
(Thousands of dollars)	2019	2018	2019	2018	2019	2018
Residential	$124,169	$120,249	$706,270	$631,562	$961,928	$864,128
Small commercial	39,725	40,020	179,519	183,616	250,986	253,330
Large commercial	10,945	11,360	36,030	39,934	49,288	54,462
Industrial/other	3,837	5,390	15,728	17,391	21,826	23,899
Transportation	21,580	19,818	68,297	64,591	90,696	88,115
Revenue from contracts with customers	200,256	196,837	1,005,844	937,094	1,374,724	1,283,934
Alternative revenue program revenues (deferrals)	7,957	9,094	(23,196)	46,696	(23,913)	67,017
Other revenues (a)	1,767	11,592	6,720	3,725	8,770	3,049
Total Gas operating revenues	$209,980	$217,523	$989,368	$987,515	$1,359,581	$1,354,000
(a) Comprised of various other revenue impacts, including $(0.8) million during the three months, and $(3.7) million for the nine and twelve months ending September 30, 2019, respectively; and, $(1) million during the three months, and $(13.5) million in both the nine and twelve months ending September 30, 2018 related to tax reform savings reserves/adjustments.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

(Thousands of dollars)	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Service Types:
Gas infrastructure services	$364,241	$355,721	$885,950	$849,615	$1,160,017	$1,145,629
Electric power infrastructure services	70,610	4,666	184,277	14,062	202,844	19,304
Other	80,399	90,236	212,185	242,167	335,992	314,859
Total Utility infrastructure services revenues	$515,250	$450,623	$1,282,412	$1,105,844	$1,698,853	$1,479,792

(Thousands of dollars)	Three Months Ended		Nine Months Ended		Twelve Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Contract Types:
Master services agreement	$410,283	$348,274	$1,021,798	$832,813	$1,291,397	$1,101,216
Bid contract	104,967	102,349	260,614	273,031	407,456	378,576
Total Utility infrastructure services revenues	$515,250	$450,623	$1,282,412	$1,105,844	$1,698,853	$1,479,792

Unit price contracts	$415,404	$368,918	$1,006,577	$948,593	$1,316,404	$1,286,059
Fixed price contracts	37,539	45,461	80,503	44,911	152,890	31,487
Time and materials contracts	62,307	36,244	195,332	112,340	229,559	162,246
Total Utility infrastructure services revenues	$515,250	$450,623	$1,282,412	$1,105,844	$1,698,853	$1,479,792

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of September 30, 2019 and December 31, 2018 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2019	December 31, 2018
Contracts receivable, net	$238,678	$186,249
Revenue earned on contracts in progress in excess of billings	121,854	87,520
Amounts billed in excess of revenue earned on contracts	6,136	4,211

The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relates to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2018 to September 30, 2019 is due to revenue recognized of $4.2 million that was included in this item as of January 1, 2019, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of September 30, 2019, Centuri has 53 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2019 was $103.3 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2019	December 31, 2018
Billed on completed contracts and contracts in progress	$238,117	$184,100
Other receivables	1,156	2,588
Contracts receivable, gross	239,273	186,688
Allowance for doubtful accounts	(595)	(439)
Contracts receivable, net	$238,678	$186,249

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
Southwest’s leases are comprised primarily of operating leases of buildings, land, and equipment. Southwest has no finance leases and no significant short-term leases. Southwest’s leases have a remaining term of 1 to 10 years, some of which include options to extend the lease up to 3 years. Southwest is currently not a lessor in any significant lease arrangements. Southwest’s ROU assets are included in Gas plant, and its lease liabilities are included in, depending upon maturity, Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s and Southwest’s Condensed Consolidated Balance Sheets as of September 30, 2019.
Centuri has operating and finance leases for corporate and field offices, construction equipment, and transportation vehicles. Centuri is currently not a lessor in any significant lease arrangements. Centuri’s leases have remaining lease terms of up to 19 years. Some of these include options to extend the leases, generally for optional terms of up to 5 years, and some include options to terminate the leases within 1 year. Centuri’s equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the current operating environment and have not been included in consideration of lease payments. Short-term leases of Centuri are not accounted for under the provisions of Topic 842, as permitted. Due to the seasonality of Centuri’s business, expense for short-term leases will fluctuate throughout the year with higher expense incurred during the warmer months. As of September 30, 2019 Centuri executed lease agreements that had not yet commenced. These lease agreements primarily relate to real estate leases that have terms ranging from December 2019 through August 2032. Total future lease payments over the lease terms are approximately $13.2 million. Centuri’s ROU assets are included in Other property and investments, and its lease liabilities for operating and finance leases are included, depending upon maturity, in Other current liabilities or Other deferred credits and other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The components of lease expense were as follows:

(Thousands of dollars)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Southwest:
Operating lease cost	$350	$1,165

Centuri:
Operating lease cost	$3,026	$9,069

Finance lease cost:
Amortization of ROU assets	$34	$103
Interest on lease liabilities	10	24
Total finance lease cost	44	127
Short-term lease cost	5,017	10,949
Total lease cost	$8,437	$21,310

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows:

(Thousands of dollars)	Southwest	Centuri	Consolidated Total
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$976	$8,104	$9,080
Operating cash flows from finance leases	—	24	24
Financing cash flows from finance leases	—	161	161

ROU assets obtained in exchange for lease obligations:
Operating leases	$1,143	$21,653	$22,796
Finance leases	—	386	386

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Supplemental information related to leases, including location in the Condensed Consolidated Balance Sheets, is as follows:

(Thousands of dollars)	September 30, 2019
Southwest:
Operating leases:
Net Utility Plant	$2,008

Other current liabilities	$826
Other deferred credits and other long-term liabilities	1,209
Total operating lease liabilities	$2,035

Weighted average remaining lease term (in years)	3.77
Weighted average discount rate	3.35%

Centuri:
Operating leases:
Other property and investments	$71,377

Other current liabilities	8,183
Other deferred credits and other long-term liabilities	65,791
Total operating lease liabilities	$73,974

Finance leases:
Other property and investments	$788

Other current liabilities	256
Other deferred credits and other long-term liabilities	400
Total finance lease liabilities	$656

Weighted average remaining lease term (in years)
Operating leases	9.43
Finance leases	1.79

Weighted average discount rate
Operating leases	4.08%
Finance leases	5.95%

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The following are schedules of maturities of lease liabilities as of September 30, 2019:

(Thousands of dollars)	Operating leases
Southwest:
2020	$946
2021	548
2022	244
2023	79
2024	79
Thereafter	267
Total lease payments	2,163
Less imputed interest	128
Total	$2,035

(Thousands of dollars)	Operating leases	Finance leases
Centuri:
2020	$11,336	$289
2021	10,416	174
2022	9,675	165
2023	8,192	95
2024	6,973	3
Thereafter	45,564	—
Total lease payments	92,156	726
Less imputed interest	18,182	70
Total	$73,974	$656

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

The following is a schedule of future minimum lease payments for operating leases (with initial or remaining terms in excess of one year) as of December 31, 2018 (thousands of dollars):

	Southwest	Centuri	Consolidated Total
2019	$898	$10,053	$10,951
2020	363	7,656	8,019
2021	299	5,760	6,059
2022	163	5,163	5,326
2023	79	3,681	3,760
Thereafter	177	10,511	10,688
Total minimum lease payments	$1,979	$42,824	$44,803

As of December 31, 2018 Centuri leased certain construction equipment under capital leases arrangements which were not significant.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Note 5 – Derivatives
In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest has utilized fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract prices are the prevailing prices at the future transaction dates, the contracts have no determinable fair value. The Swap contract prices are determined at the beginning of each month to reflect that month’s published first of month index price and are recorded at fair value. Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
Southwest historically utilized fixed-price contracts and Swaps under its volatility mitigation programs to effectively fix the price on a portion of its natural gas supply portfolios. The maturities of the outstanding Swaps highly correlate to forecasted purchases of natural gas, with the longest maturity date of the Swaps being October 2020. Management does not currently anticipate entering into new Swaps in the near term. Regarding existing Swap arrangements, Southwest pays the counterparty a fixed rate and receives from the counterparty a floating rate per MMBtu (“dekatherm”) of natural gas. Only the net differential is paid or received. The differential is calculated based on the notional amounts under the contracts, which are detailed in the table below (thousands of dekatherms):

	September 30, 2019	December 31, 2018
Contract notional amounts	16,071	13,387

The following table shows the amounts Southwest paid to and received from counterparties for settlements of matured Swaps:

(Thousands of dollars)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Twelve Months Ended September 30, 2019
Paid to counterparties	$2,191	$8,338	$10,322
Received from counterparties	$10	$1,057	$1,657

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The estimated fair value of Southwest’s Swaps were determined at September 30, 2019 and December 31, 2018 using futures settlement prices for the delivery of natural gas at Henry Hub adjusted by the price of future settlement bases, which reflect the difference between the price of natural gas at a given delivery basin and the Henry Hub pricing points. These Level 2 inputs are observable in the marketplace throughout the full term of the Swaps and have been credit-risk adjusted with no significant impact to the overall fair value measurement. The following table sets forth the fair value of the Swaps and their location in the Condensed Consolidated Balance Sheets for both the Company and Southwest (thousands of dollars). It also sets forth the location of regulatory assets or liabilities offsetting, dollar-for-dollar, the fair value of the Swaps (pursuant to Southwest’s rate-regulation):
Fair values of derivatives not designated as hedging instruments:

September 30, 2019
Swap Position
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total	Offsetting Balance Sheet Location (Regulatory Asset/(Liability))
Swaps	Deferred charges and other assets	$48	$(27)	$21	Other deferred credits
Swaps	Other current liabilities	103	(9,837)	(9,734)	Prepaid and other current assets
Swaps	Other deferred credits	—	(335)	(335)	Deferred charges and other assets
Total		$151	$(10,199)	$(10,048)

December 31, 2018
Swap Position
Instrument	Balance Sheet Location	Asset Derivatives	Liability Derivatives	Net Total	Offsetting Balance Sheet Location (Regulatory Asset/(Liability))
Swaps	Prepaid and other current assets	$243	$(99)	$144	Other current liabilities
Swaps	Other current liabilities	1,595	(3,347)	(1,752)	Prepaid and other current assets
Swaps	Other deferred credits	141	(251)	(110)	Deferred charges and other assets
Total		$1,979	$(3,697)	$(1,718)

Master netting arrangements exist with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, management has elected to reflect the net amounts in its balance sheets. There was no outstanding collateral associated with the Swaps during either period shown in the above table.
Note 6 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides the activity under the Equity Shelf Program for the quarter and life-to-date ended September 30, 2019:

	Three Months Ended	Life-To-Date Ended
	September 30,
	2019	2019
Gross proceeds	$24,337,600	$99,337,371
Less: agent commissions	(243,375)	(993,373)
Net proceeds	$24,094,225	$98,343,998

Number of shares sold	273,594	1,146,955
Weighted average price per share	$88.96	$86.61

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

As of September 30, 2019, the Company had up to $200,662,629 of common stock available for sale under the program. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest. Net proceeds during the nine months ended September 30, 2019 were contributed to, and reflected in the records of, Southwest (as a capital contribution from Southwest Gas Holdings, Inc.).
During the quarter ended March 31, 2019, the Company sold approximately 278,000 shares of common stock under a previously effective equity shelf program. Those issuances reflected the remaining shares available under that previous program.
During the nine months ended September 30, 2019, the Company issued approximately 76,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Also during the nine months ended September 30, 2019, the Company issued 96,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), raising approximately $8.1 million.
On September 20, 2019, coincident with the reincorporation into Delaware, the Company increased the number of authorized shares of common stock available for issuance from 60,000,000 to 120,000,000.
Note 7 – Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. However, details surrounding the fair value and individual carrying values of instruments are discussed below or provided in the table that follows.
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
The fair values of Southwest’s debentures (which include senior and medium-term notes) were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, such as broker quotes and yields for similar securities adjusted for observable differences. Significant inputs used in the valuation generally include benchmark yield curves, credit ratings, and issuer spreads. The external credit rating, coupon rate, and maturity of each security are considered in the valuation, as applicable. The fair values of debentures are categorized as Level 2.
The Centuri secured revolving credit and term loan facility and Centuri’s other debt obligations (not actively traded) are categorized as Level 3. Because Centuri’s debt is not publicly traded, fair values for the secured revolving credit and term loan facility and its other debt obligations were based on a conventional discounted cash flow methodology and utilizing current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

	September 30, 2019		December 31, 2018
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$126,763	$125,000	$126,213
Notes, 6.1%, due 2041	125,000	167,619	125,000	150,728
Notes, 3.875%, due 2022	250,000	257,930	250,000	254,195
Notes, 4.875%, due 2043	250,000	303,955	250,000	268,985
Notes, 3.8%, due 2046	300,000	316,383	300,000	267,030
Notes, 3.7%, due 2028	300,000	323,034	300,000	298,926
Notes, 4.15%, due 2049	300,000	334,680	—	—
8% Series, due 2026	75,000	97,769	75,000	93,827
Medium-term notes, 7.78% series, due 2022	25,000	27,655	25,000	27,497
Medium-term notes, 7.92% series, due 2027	25,000	32,250	25,000	30,016
Medium-term notes, 6.76% series, due 2027	7,500	9,218	7,500	8,651
Unamortized discount and debt issuance costs	(14,852)		(11,807)
	1,767,648		1,470,693
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,778)		(2,024)
	198,222		197,976
Less: current maturities	—		—
Long-term debt, less current maturities - Southwest Gas Corporation	$2,115,870		$1,818,669
Centuri:
Centuri term loan facility	$248,043	$257,475	$255,959	$260,135
Unamortized debt issuance costs	(1,171)		(1,414)
	246,872		254,545
Centuri secured revolving credit facility	89,140	89,175	—	—
Centuri other debt obligations	48,399	49,393	67,104	67,053
Less: current maturities	(38,165)		(33,060)
Long-term debt, less current maturities - Centuri	$346,246		$288,589
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,115,870		$1,818,669
Centuri long-term debt	384,411		321,649
Less: current maturities	(38,165)		(33,060)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,462,116		$2,107,258

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Southwest has a $400 million credit facility that is scheduled to expire in March 2022. Southwest designates $150 million of capacity related to the facility as long-term debt and has designated the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2019, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At September 30, 2019, $150 million was outstanding on the long-term portion (including $50 million under the commercial paper program, discussed below) and $30 million of borrowings were outstanding on the short-term portion of this credit facility (see Note 8 – Short-Term Debt).
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At September 30, 2019, as noted above, $50 million of borrowings were outstanding under the commercial paper program.
In May 2019, Southwest issued $300 million in 4.15% Senior Notes at a discount of 0.051%. The notes will mature in June 2049. The net proceeds were used to repay a portion of amounts then outstanding under its credit facility and commercial paper program.
In November 2018, Centuri, in association with the acquisition of Linetec, amended and restated its senior secured revolving credit and term loan facility, increasing the capacity from $450 million to $590 million; the amended facility is scheduled to expire in November 2023. This facility includes a revolving credit facility and a term loan facility. The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving line of credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million revolving credit and term loan facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at September 30, 2019 totaled $1.3 billion. At September 30, 2019, $337 million in borrowings were outstanding under the Centuri facility.
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of September 30, 2019, no borrowings were outstanding for the holding company under its credit facility (see Note 8 – Short-Term Debt), and therefore, there was no related indebtedness with reference to LIBOR. However, $130 million of Southwest’s outstanding borrowings under its credit facility (other than from its commercial paper program) and $218 million of Centuri’s outstanding borrowings under its credit facility have interest rates with reference to LIBOR and maturity dates that extend beyond 2021. Southwest’s outstanding LIBOR referenced debt of $130 million is approximately 6% of Southwest’s total debt, and Southwest’s and Centuri’s combined outstanding LIBOR referenced debt of $348 million is approximately 14% of total debt (including current maturities) for the Company overall. In order to mitigate the impact of the discontinuation on the Company’s financial condition and results of operations, Southwest and Centuri will continue to monitor developments with respect to alternative rates and work with lenders to determine the appropriate alternative reference rate for variable rate indebtedness.
Note 8 – Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is scheduled to expire in March 2022. There were no borrowings outstanding under this credit facility at September 30, 2019.
As discussed in Note 7 – Long-Term Debt, Southwest has a $400 million credit facility that is scheduled to expire in March 2022, of which $250 million has been designated by management for working capital purposes. Southwest had $30 million of short-term borrowings outstanding at September 30, 2019 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)
(Thousands of dollars)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$318	$(77)	$241	$334	$(80)	$254
Amortization of net actuarial (gain)/loss	5,844	(1,402)	4,442	8,404	(2,017)	6,387
Regulatory adjustment	(5,348)	1,283	(4,065)	(7,560)	1,814	(5,746)
Pension plans other comprehensive income	814	(196)	618	1,178	(283)	895
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(201)	635	836	(200)	636
FSIRS other comprehensive income	836	(201)	635	836	(200)	636
Total other comprehensive income - Southwest Gas Corporation	1,650	(397)	1,253	2,014	(483)	1,531
Foreign currency translation adjustments:
Translation adjustments	(447)	—	(447)	599	—	599
Foreign currency other comprehensive income (loss)	(447)	—	(447)	599	—	599
Total other comprehensive income - Southwest Gas Holdings, Inc.	$1,203	$(397)	$806	$2,613	$(483)	$2,130

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$953	$(229)	$724	$1,002	$(240)	$762
Amortization of net actuarial (gain)/loss	17,532	(4,207)	13,325	25,212	(6,051)	19,161
Regulatory adjustment	(16,043)	3,850	(12,193)	(22,679)	5,443	(17,236)
Pension plans other comprehensive income	2,442	(586)	1,856	3,535	(848)	2,687
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,508	(602)	1,906	2,509	(602)	1,907
FSIRS other comprehensive income	2,508	(602)	1,906	2,509	(602)	1,907
Total other comprehensive income - Southwest Gas Corporation	4,950	(1,188)	3,762	6,044	(1,450)	4,594
Foreign currency translation adjustments:
Translation adjustments	1,131	—	1,131	(1,002)	—	(1,002)
Foreign currency other comprehensive income (loss)	1,131	—	1,131	(1,002)	—	(1,002)
Total other comprehensive income - Southwest Gas Holdings, Inc.	$6,081	$(1,188)	$4,893	$5,042	$(1,450)	$3,592

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

	Twelve Months Ended September 30, 2019			Twelve Months Ended September 30, 2018
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(20,426)	$4,902	$(15,524)	$(43,027)	$10,326	$(32,701)
Amortization of prior service cost	1,286	(309)	977	1,336	(367)	969
Amortization of net actuarial (gain)/loss	25,937	(6,224)	19,713	31,573	(8,468)	23,105
Regulatory adjustment	(1,597)	383	(1,214)	6,865	(844)	6,021
Pension plans other comprehensive income (loss)	5,200	(1,248)	3,952	(3,253)	647	(2,606)
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,344	(804)	2,540	3,346	(920)	2,426
FSIRS other comprehensive income	3,344	(804)	2,540	3,346	(920)	2,426
Total other comprehensive income (loss) - Southwest Gas Corporation	8,544	(2,052)	6,492	93	(273)	(180)
Foreign currency translation adjustments:
Translation adjustments	(877)	—	(877)	(1,092)	—	(1,092)
Foreign currency other comprehensive income (loss)	(877)	—	(877)	(1,092)	—	(1,092)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$7,667	$(2,052)	$5,615	$(999)	$(273)	$(1,272)

(1)
Tax amounts are calculated using a 24% rate following the December 22, 2017 enactment date of U.S. tax reform. For periods prior to the enactment date (and included in specific line items of the tables for the twelve months ended September 30, 2018), tax amounts were calculated using a 38% rate. The tax effect of before-tax amounts remaining in the balance of Accumulated other comprehensive income (loss) as of September 30, 2019 is computed using a 24% tax rate overall. With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments reported in Other comprehensive income (loss).

Approximately $2.5 million of realized losses (net of tax) related to the FSIRS, reported in Accumulated other comprehensive income (loss) at September 30, 2019, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets (thousands of dollars):

	Defined Benefit Plans			FSIRS			Foreign Currency Items
	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit (4,5)	After-Tax (5)	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(3,619)	$—	$(3,619)	$(52,668)
Translation adjustments	—	—	—	—	—	—	1,131	—	1,131	1,131
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	1,131	—	1,131	1,131
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,508	(602)	1,906		—	—	1,906
Amortization of prior service cost (2)	953	(229)	724	—	—	—	—	—	—	724
Amortization of net actuarial loss (2)	17,532	(4,207)	13,325	—	—	—	—	—	—	13,325
Regulatory adjustment (3)	(16,043)	3,850	(12,193)	—	—	—	—	—	—	(12,193)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,442	(586)	1,856	2,508	(602)	1,906	1,131	—	1,131	4,893
Ending Balance AOCI September 30, 2019	$(52,785)	$12,668	$(40,117)	$(6,802)	$1,632	$(5,170)	$(2,488)	$—	$(2,488)	$(47,775)

(1)	The FSIRS reclassification amounts are included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.

(2)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

(3)
The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

(4)	Tax amounts are calculated using a 24% rate.

(5)
The beginning balances depict amounts attributable to the individual components of AOCI (Defined Benefit Plans and FSIRS) following the adoption of ASU No. 2018-02, with no impact to the total balance of AOCI resulting from the depiction.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets (thousands of dollars):

	Defined Benefit Plans			FSIRS
	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	Before-Tax	Tax (Expense) Benefit (9,10)	After-Tax (10)	AOCI
Beginning Balance AOCI December 31, 2018	$(55,227)	$13,254	$(41,973)	$(9,310)	$2,234	$(7,076)	$(49,049)
FSIRS amounts reclassified from AOCI (6)	—	—	—	2,508	(602)	1,906	1,906
Amortization of prior service cost (7)	953	(229)	724	—	—	—	724
Amortization of net actuarial loss (7)	17,532	(4,207)	13,325	—	—	—	13,325
Regulatory adjustment (8)	(16,043)	3,850	(12,193)	—	—	—	(12,193)
Net current period other comprehensive income attributable to Southwest Gas Corporation	2,442	(586)	1,856	2,508	(602)	1,906	3,762
Ending Balance AOCI September 30, 2019	$(52,785)	$12,668	$(40,117)	$(6,802)	$1,632	$(5,170)	$(45,287)

(6)	The FSIRS reclassification amounts are included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.

(7)	These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

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

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost (thousands of dollars):

	September 30, 2019	December 31, 2018
Net actuarial (loss) gain	$(417,832)	$(435,364)
Prior service cost	(2,080)	(3,033)
Less: amount recognized in regulatory assets	367,127	383,170
Recognized in AOCI	$(52,785)	$(55,227)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended September 30, 2019
Revenues from external customers	$209,980	$480,896	$—	$690,876
Intersegment revenues	—	34,354	—	34,354
Total	$209,980	$515,250	$—	$725,230
Segment net income (loss)	$(20,012)	$25,838	$(473)	$5,353

Three Months Ended September 30, 2018
Revenues from external customers	$217,523	$414,175	$—	$631,698
Intersegment revenues	—	36,448	—	36,448
Total	$217,523	$450,623	$—	$668,146
Segment net income (loss)	$(13,670)	$26,798	$(797)	$12,331

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Nine Months Ended September 30, 2019
Revenues from external customers	$989,368	$1,160,303	$—	$2,149,671
Intersegment revenues	—	122,109	—	122,109
Total	$989,368	$1,282,412	$—	$2,271,780
Segment net income (loss)	$86,746	$36,725	$(1,253)	$122,218

Nine Months Ended September 30, 2018
Revenues from external customers	$987,515	$1,009,166	$—	$1,996,681
Intersegment revenues	—	96,678	—	96,678
Total	$987,515	$1,105,844	$—	$2,093,359
Segment net income (loss)	$79,301	$35,034	$(1,362)	$112,973

	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended September 30, 2019
Revenues from external customers	$1,359,581	$1,537,508	$—	$2,897,089
Intersegment revenues	—	161,345	—	161,345
Total	$1,359,581	$1,698,853	$—	$3,058,434
Segment net income (loss)	$146,287	$46,668	$(1,433)	$191,522

Twelve Months Ended September 30, 2018
Revenues from external customers	$1,354,000	$1,358,418	$—	$2,712,418
Intersegment revenues	—	121,374	—	121,374
Total	$1,354,000	$1,479,792	$—	$2,833,792
Segment net income (loss)	$153,683	$57,677	$(1,922)	$209,438

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Note 11 – Redeemable Noncontrolling Interest
In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in Linetec, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company has the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the noncontrolling party, and in incremental amounts each year thereafter. The shares subject to the election accumulate (if earlier elections are not made) such that 100% of the interest retained by the noncontrolling party is subject to the election beginning in 2024. If the Company does not exercise its rights at each or any of the specified intervals, the noncontrolling party has the ability, but not the obligation, to exit their investment retained by requiring the Company to purchase a similar portion of their interest up to the maximum cumulative amounts specified at each interval discussed above. The Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Company’s Condensed Consolidated Balance Sheets.
Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. However, the carrying value of the redeemable noncontrolling interest was greater than its fair value as of September 30, 2019, and no previous upward redemption value adjustments were made following the acquisition date. SEC guidance indicates that a redemption value adjustment would not be made under these circumstances. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2018	$81,831
Net income attributable to redeemable noncontrolling interest	2,523
Balance, September 30, 2019	$84,354

Note 12 – Business Acquisitions
In November 2018, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of an 80% interest in a privately held infrastructure services business, Linetec, with the remaining 20% retained by the seller. See the Company’s 2018 Form 10-K for additional information about this acquisition.
Assets acquired and liabilities assumed in the transaction were recorded, generally, at their estimated acquisition date fair values. During the measurement period, which may be up to one year from the acquisition date, the Company may continue to record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed. The Company continues to collect information and reevaluates these estimates and assumptions quarterly. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments may be recognized in the Company’s Consolidated Statement of Income.
The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired business, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade names, and customer contracts. Certain payments were estimated as of the acquisition date and are adjusted when paid or as estimates change based on available data; the final purchase accounting has not yet been completed. Further adjustments may occur, including potential changes to final purchase consideration payments held back, such as the remaining amounts associated with unbilled customer accounts receivable balances recorded at their estimated realizable values as of the acquisition date. Subsequent to the acquisition date and through September 30, 2019, Centuri recorded a net reduction to the overall purchase price of $25.2 million related to the combined effects of a mutual tax election under Internal Revenue Code Section 338(h)(10), working capital adjustments, amounts associated with certain unbilled customer receivable balances, and other refinements to the valuation, which impacted the remaining unremitted consideration. Approximately $19.5 million of previously unremitted consideration was paid during the nine months ending September 30, 2019. As of that date, remaining unpaid consideration was $26.2 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

The preliminary estimated fair values of assets acquired and liabilities assumed as of November 30, 2018, are as follows (millions of dollars):

	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$3.9	$—	$3.9
Accounts receivable	32.8	(0.5)	32.3
Revenue earned on contracts in progress in excess of billings	21.6	(0.2)	21.4
Prepaid expenses and other current assets	1.1	0.1	1.2
Property and equipment	89.4	(0.8)	88.6
Intangible assets	89.3	—	89.3
Goodwill	188.5	(22.2)	166.3
Total assets acquired	426.6	(23.6)	403.0

Accounts payable	8.0	—	8.0
Accrued liabilities	6.9	1.6	8.5
Deferred compensation and related accrued taxes	3.4	—	3.4
Redeemable noncontrolling interest	81.7	—	81.7
Total liabilities assumed and noncontrolling interest	100.0	1.6	101.6
Net assets acquired	$326.6	$(25.2)	$301.4

The Company incurred and expensed acquisition costs of $6.9 million which are included in Utility infrastructure services expenses on the Company’s Consolidated Statement of Income for the year ended December 31, 2018. No acquisition-related costs were incurred during the three and nine months ended September 30, 2019, and no significant impacts to earnings resulted from the measurement-period adjustments reflected above.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.” At the annual meeting of shareholders of Southwest Gas Holdings, Inc., held on May 2, 2019, shareholders voted to approve changing the state of incorporation of Southwest Gas Holdings, Inc. from California to Delaware. The reincorporation was effective as of September 20, 2019.
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
As of September 30, 2019, Southwest had 2,066,000 residential, commercial, industrial, and other natural gas customers, of which 1,101,000 customers were located in Arizona, 768,000 in Nevada, and 197,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2019, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 84% of its operating margin from residential and small commercial customers, 3% from other

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 50 primary locations across 40 states and provinces in the United States (“U.S.”) and Canada. In November 2017, Centuri expanded its operations in the northeast region of the U.S. through the acquisition of New England Utility Constructors, Inc. (“Neuco”), and again in November 2018, in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec Services, LLC (“Linetec”). Both companies were privately owned utility infrastructure services businesses prior to their acquisition. Centuri operates in the U.S. primarily as NPL, Neuco, and Linetec, and in Canada primarily as NPL Canada.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 75% of twelve-month-to-date consolidated net income over the past two years. As such, MD&A is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
	2019	2018	2019	2018	2019	2018
	(In thousands, except per share amounts)
Contribution to net income
Natural gas operations	$(20,012)	$(13,670)	$86,746	$79,301	$146,287	$153,683
Utility infrastructure services	25,838	26,798	36,725	35,034	46,668	57,677
Corporate and administrative	(473)	(797)	(1,253)	(1,362)	(1,433)	(1,922)
Net income	$5,353	$12,331	$122,218	$112,973	$191,522	$209,438

Average number of common shares	54,670	49,493	53,996	48,916	53,219	48,728
Basic earnings per share
Consolidated	$0.10	$0.25	$2.26	$2.31	$3.60	$4.30
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$209,980	$217,523	$989,368	$987,515	$1,359,581	$1,354,000
Less: Net cost of gas sold	35,068	49,903	292,854	319,101	393,141	412,307
Operating margin	$174,912	$167,620	$696,514	$668,414	$966,440	$941,693

3rd Quarter 2019 Overview
Natural gas operations highlights:

•	34,000 net new customers (1.7% growth rate) during the last 12 months

•	Filed California rate case (requesting a revenue increase of $12.8 million)

•	In October, S&P upgraded Southwest’s issuer debt rating from BBB+ (with a negative outlook) to A- (outlook unchanged)
Utility infrastructure services highlights:

•	Utility infrastructure services revenues increased $65 million ($70.3 million from Linetec)

•	Utility infrastructure services expenses increased $56 million ($55.8 million from Linetec)

Southwest Gas Holdings highlights:

•	Completed reincorporation from California into Delaware

•	Increased the number of authorized shares of common stock available for issuance from 60,000,000 to 120,000,000

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$209,980	$217,523
Net cost of gas sold	35,068	49,903
Operating margin	174,912	167,620
Operations and maintenance expense	109,039	104,657
Depreciation and amortization	52,372	47,924
Taxes other than income taxes	15,308	15,036
Operating income (loss)	(1,807)	3
Other income (deductions)	(1,353)	836
Net interest deductions	23,619	20,399
Loss before income taxes	(26,779)	(19,560)
Income tax benefit	(6,767)	(5,890)
Contribution to consolidated net income (loss)	$(20,012)	$(13,670)
Contribution from natural gas operations to consolidated net income decreased $6.3 million between the third quarters of 2019 and 2018. The decline was primarily due to increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions, as well as reductions in Other income, partially offset by an increase in rate relief and customer growth.
Operating margin increased $7 million. Approximately $2 million of incremental margin was attributable to customer growth, as 34,000 net new customers were added during the last twelve months. Rate relief, primarily in California and Nevada, contributed $2 million in incremental operating margin in the current period. Miscellaneous service revenue and revenue outside the decoupling mechanisms also increased between periods. Regulatory surcharge recoveries for California cap and trade and public purpose programs and Nevada infrastructure replacement programs (collectively, having an offsetting impact in amortization expense), compose the residual increase.
Operations and maintenance expense increased $4.4 million, or 4%, between quarters. Higher general cost increases and legal costs of $2.5 million contributed to the increase between periods.
Depreciation and amortization expense increased $4.4 million, or 9%, between quarters, primarily due to a $602 million, or 9%, increase in average gas plant in service compared to the corresponding quarter a year ago, and to an increase in regulatory account amortization, as discussed above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Other income decreased $2.2 million between quarters primarily due to a decline in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $200,000 increase in COLI policy cash surrender values, while the prior-year quarter reflected $4.7 million of COLI-related income. Partially offsetting these impacts were the non-service-related components of employee pension and other postretirement benefit costs, which decreased $1.5 million between quarters.
Net interest deductions increased $3.2 million in the third quarter of 2019, as compared to the prior-year quarter, primarily due to the issuance of $300 million of Senior Notes in May 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Natural Gas Operations
Nine-Month Analysis

	Nine Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$989,368	$987,515
Net cost of gas sold	292,854	319,101
Operating margin	696,514	668,414
Operations and maintenance expense	319,572	312,055
Depreciation and amortization	159,327	145,549
Taxes other than income taxes	46,640	44,959
Operating income	170,975	165,851
Other income (deductions)	6,185	(5,861)
Net interest deductions	70,063	59,803
Income before income taxes	107,097	100,187
Income tax expense	20,351	20,886
Contribution to consolidated net income	$86,746	$79,301
Contribution from natural gas operations to consolidated net income increased $7.4 million between the first nine months of 2019 and 2018. The increase was primarily due to rate relief, customer growth, and higher Other income, partially offset by increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $28 million, including an $8 million increase attributable to customer growth. Rate relief, primarily in California and Nevada, contributed an additional $8 million in operating margin. Regulatory surcharge recoveries, including for those programs in California and Nevada noted earlier, were $5.5 million higher overall in the current period, after giving effect for climate credits returned to California customers from the cap and trade program. Other changes in operating margin included miscellaneous revenues and margin from customers outside the decoupling mechanisms and reductions for the regulatory impacts of U.S. tax reform in the current period.
Operations and maintenance expense increased $7.5 million, or 2%, between periods. Higher pipeline integrity management and damage prevention programs, as well as other general cost increases, contributed to the increase. Lower service-related pension and other postretirement benefit costs mitigated the increases from the other items.
Depreciation and amortization expense increased $13.8 million, or 9%, between periods primarily due to a $568 million, or 8%, increase in average gas plant in service for the period as compared to the corresponding period a year ago. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure. Regulatory account surcharges, as noted above, also resulted in increases in amortization expense in the current period.
Other income (deductions) improved $12 million overall between periods. The current period included income from COLI policy cash surrender value changes and net death benefits of $11.2 million, while the prior-year period reflected $6 million of COLI-related income. The non-service cost components of employee pension and other postretirement benefit costs were $4.5 million lower between periods. Additionally, an improvement in income of $2.1 million resulted from an increase in the equity component of the allowance for funds used during construction (“AFUDC”), due to both a higher rate and level of capital expenditures in the current period.
Net interest deductions increased $10.3 million between periods, primarily due to the issuance of $300 million of Senior Notes in March 2018 and $300 million in May 2019, in addition to higher interest rates and borrowings outstanding under the revolving credit and term-loan facility throughout much of the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Gas operating revenues	$1,359,581	$1,354,000
Net cost of gas sold	393,141	412,307
Operating margin	966,440	941,693
Operations and maintenance expense	412,330	404,549
Depreciation and amortization	205,594	193,828
Taxes other than income taxes	61,579	59,580
Operating income	286,937	283,736
Other income (deductions)	(5,194)	(6,425)
Net interest deductions	92,000	77,914
Income before income taxes	189,743	199,397
Income tax expense	43,456	45,714
Contribution to consolidated net income	$146,287	$153,683
Contribution to consolidated net income from natural gas operations decreased by $7.4 million between the twelve-month periods ended September 2019 and September 2018. The decrease was primarily due to higher Operations and maintenance expense, Depreciation and amortization expense, and Net interest deductions, partially offset by increases in operating margin and Other income.
Operating margin increased $25 million between periods. Customer growth provided $11 million, and combined rate relief, primarily in Nevada and California, provided $9 million of incremental operating margin. The remaining net increase resulted from recoveries of regulatory assets, net of the return of California climate credits from the cap and trade program, infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues, net of the regulatory impacts of U.S. tax reform.
Operations and maintenance expense increased $7.8 million, or 2%, between periods primarily due to higher general costs and expenditures for pipeline damage prevention programs, offset by a reduction in the service-related component of pension and other postretirement benefit costs.
Depreciation and amortization expense increased $11.8 million, or 6%, between periods primarily due to a $550 million, or 8%, increase in average gas plant in service for the current period as compared to the prior period. The expense increase reflects an offsetting reduction in regulatory amortization between periods, including the impacts of climate credits returned to California customers under the cap and trade program.
Taxes other than income taxes increased $2 million, or 3%, between periods primarily due to higher property taxes associated with net plant additions, Nevada commerce taxes, and California franchise taxes.
Other income (deductions) improved $1.2 million between the twelve-month periods ended September 2019 and September 2018. Equity AFUDC contributed $4.5 million as a result of increased construction expenditures and higher underlying rates. Additionally, the non-service components of employee pension and other postretirement benefits costs improved in the current period by $4 million. Offsetting these increases was a decline of $7.5 million between periods due to the combined effects of changes in cash surrender values of COLI policies and net death benefits.
Net interest deductions increased $14.1 million between periods primarily due to higher interest associated with the issuance of $300 million of Senior Notes in March 2018 and $300 million in May 2019, higher interest rates and average outstanding balances under Southwest’s credit facility, and carrying costs on PGA balances in the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$515,250	$450,623
Operating expenses:
Utility infrastructure services expenses	451,574	395,862
Depreciation and amortization	22,998	14,232
Operating income	40,678	40,529
Other income (deductions)	171	38
Net interest deductions	3,788	3,945
Income before income taxes	37,061	36,622
Income tax expense	10,051	9,824
Net income	27,010	26,798
Net income attributable to noncontrolling interest	1,172	—
Contribution to consolidated net income attributable to Centuri	$25,838	$26,798
In November 2018, Centuri acquired Linetec. The table above, therefore, includes results for Linetec in the 2019 period only, including $70.3 million of revenue and approximately $3.7 million of net income attributable to Linetec during the three months ended September 30, 2019.
Utility infrastructure services revenues increased $64.6 million in the third quarter of 2019 when compared to the prior-year quarter, primarily due to the incremental revenues contributed by Linetec. These increases were offset by the July 2019 expiration of a multi-year water pipe replacement project which was not renewed. The prior-year quarter also included revenue from certain non-routine customer-requested support during a strike-related event.
Utility infrastructure services expenses increased $55.7 million in the third quarter of 2019 when compared to the prior-year quarter, due primarily to $55.8 million of Linetec expenses. Implementation of new regulatory requirements for operating locations within certain eastern states in the U.S. resulted in lower revenues and productivity inefficiencies totaling an estimated $4 million during the current quarter as Centuri works with customers to adopt the new requirements. Efforts to complete an industrial construction project in Canada resulted in additional costs of approximately $2 million during the current quarter as a result of delays in commissioning the project. Additionally, changes in the mix of work requested in 2019 by certain customers under unit-priced multi-year master services contracts resulted in higher labor and equipment costs compared to the work anticipated.
Depreciation and amortization expense increased $8.8 million between quarters. Approximately $7.5 million of the increase was attributable to the Linetec acquisition, including amortization of finite-lived intangible assets ($1.2 million) and depreciation of property and equipment ($6.3 million) during the third quarter of 2019. The remaining increase was attributable to additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$1,282,412	$1,105,844
Operating expenses:
Utility infrastructure services expenses	1,154,238	1,007,485
Depreciation and amortization	63,924	40,392
Operating income	64,250	57,967
Other income (deductions)	569	(331)
Net interest deductions	10,514	10,448
Income before income taxes	54,305	47,188
Income tax expense	15,057	12,951
Net income	39,248	34,237
Net income (loss) attributable to noncontrolling interest	2,523	(797)
Contribution to consolidated net income attributable to Centuri	$36,725	$35,034
As noted earlier, in November 2018, Centuri acquired Linetec. The table above, therefore, includes results for Linetec in the 2019 period only, including $174.6 million of revenue and approximately $8.5 million of net income attributable to Linetec during the first nine months of 2019.
Utility infrastructure services revenues increased $176.6 million during the first nine months of 2019 when compared to the same period in the prior year, primarily due to the incremental revenues contributed by Linetec. These increases were offset by the July 2019 expiration of a multi-year water pipe replacement project which was not renewed. During the first nine months of 2018, Centuri recorded revenue of $9 million on a negotiated settlement of an outstanding dispute under this contract. The prior-year period also included revenue from certain non-routine customer-requested support during a strike-related event.
Utility infrastructure services expenses increased $146.8 million during the first nine months of 2019 when compared to the same period in the prior year, due primarily to $139.7 million of Linetec expenses. Additionally, inclement weather conditions impacted costs, as well as the mix of work requested in 2019 by certain customers under unit-priced multi-year master services contracts, as previously discussed. Efforts to complete an industrial construction project in Canada resulted in additional costs during the current period. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $3.2 million and $1 million for the nine-month periods of 2019 and 2018, respectively.
Depreciation and amortization expense increased $23.5 million between periods. Approximately $19.3 million of the increase is due to the Linetec acquisition, including amortization of finite-lived intangible assets ($3 million) and depreciation of property and equipment ($16 million) in the current period. The remaining increase in depreciation was attributable to additional equipment purchased to support the growing volume of work being performed.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended
	September 30,
	2019	2018
	(Thousands of dollars)
Utility infrastructure services revenues	$1,698,853	$1,479,792
Operating expenses:
Utility infrastructure services expenses	1,534,442	1,349,862
Depreciation and amortization	80,928	53,975
Operating income	83,483	75,955
Other income (deductions)	662	(24)
Net interest deductions	14,256	13,339
Income before income taxes	69,889	62,592
Income tax expense	20,526	5,781
Net income	49,363	56,811
Net income (loss) attributable to noncontrolling interest	2,695	(866)
Contribution to consolidated net income attributable to Centuri	$46,668	$57,677
Results for Linetec have been included in the table above during the period following the November 2018 acquisition date, including $188.7 million of revenue and approximately $9.2 million of net income reflected in the twelve-month period ended September 2019.
Utility infrastructure services revenues increased $219.1 million overall in the twelve-month period ended September 2019 compared to the twelve-month period ended September 2018, primarily due to incremental revenue noted above for Linetec. The remaining revenue increase is due to a higher volume of pipe replacement work under new and existing blanket and bid contracts, primarily in the central U.S., and certain non-routine projects (including customer-requested support during strike-related and emergency response situations). Revenue for the twelve-month period in 2018 included a $9 million negotiated settlement of an outstanding contract dispute from 2017 associated with a water pipe replacement project.
Utility infrastructure services expenses increased $184.6 million between periods, primarily due to related expenses for Linetec of $149.8 million and additional labor and equipment costs incurred to complete work during inclement weather conditions in the current period. The industrial construction project in Canada also resulted in additional costs during the current period. The mix of work requested to be completed in the current period, as discussed earlier, also contributed to the increase in costs overall. Included in total Utility infrastructure services expenses are general and administrative costs, which increased $12.3 million in the current period, including $6.9 million of deal costs from the acquisition of Linetec. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $3.9 million and $3.7 million for the twelve-month periods of 2019 and 2018, respectively.
Depreciation and amortization expense increased $27 million between the current and prior-year periods. Approximately $22 million of this increase was attributable to Linetec amortization of finite-lived asset amortization ($4.1 million) and property and equipment depreciation ($17.8 million). The remaining increase in depreciation was attributable to additional equipment purchased to support the growing volume of work being performed.
Net interest deductions increased $917,000 between periods due primarily to interest expense associated with incremental borrowings, and amortization of debt issue costs, related to the $590 million secured revolving credit and term loan facility (largely resulting from the Linetec acquisition). Lower rates on variable-rate debt mitigated the increases.
Income tax expense during the twelve-month period ended September 30, 2018 was favorably impacted by approximately $12 million of one-time tax benefits related to the remeasurement of Centuri’s deferred tax liabilities when U.S. tax reform was enacted in December 2017.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact cash flows of Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating the volatility in prices to them and that endeavor to stabilize returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. On May 1, 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, including the return of excess deferred income taxes to customers, and to reflect capital investments of approximately $670 million, including certain post-test year additions, which include the southern Arizona LNG facility discussed below. At the time of the filing, the Company estimated the return of approximately $20.6 million of excess deferred income taxes. Since then, the Company finalized its 2018 tax return which allowed it to calculate the actual amortization amount of $5.7 million based on the prescribed methodology for calculating the excess amount to be returned to customers. The difference in estimated deferred taxes of $20.6 million and the actual amortization of $5.7 million would result in an increase in revenue and income tax expense, thereby having no impact to earnings. The revenue increase included a proposed 10.3% return on equity relative to a capital structure of 51.1% equity. The request also includes the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. The request includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its purchased gas adjustment mechanism. In October, Southwest filed a supplement to its post-test year plant request to include an additional $124.5 million of investments associated with its COYL and VSP programs. If approved, this could result in additional margin of approximately $17 million. A hearing in this matter is scheduled for February 2020.
Delivery Charge Adjustment. The annual Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. The DCA that was filed in April 2018 reflected the December 31, 2017 balance of approximately $40 million. Following a brief administrative delay, Southwest updated its request to instead include the balance at December 31, 2018 of $73 million. The ACC approved a surcharge to recover approximately $69 million, the difference of which relates to a one-time modification to reflect benefits attributable to the impact of recent landmark U.S. tax reform on the decoupled balance existing at the enactment date of such reform. The updated rate became effective in May 2019.
Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of U.S. tax reform beginning January 1, 2018, through one of various means. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect tax reform. Ultimately, Southwest was instructed to refund customers a one-time credit to reflect the tax savings from January through July 2018, effective with Southwest’s August 2018 billing cycles. In addition, effective August 2018, per-therm surcredits were established and are effective until new cost-of-service rates are implemented following the conclusion of the general rate case, which was filed in May 2019. These undertakings are expected to refund $20 million annually, as compared to rate levels established in the previously concluded general rate case effective April 2017. Through September 2019, Southwest has reflected relevant proportional amounts associated with the annualized $20 million as a reduction in revenue and is tracking monthly differences between amounts expected to be returned and amounts actually returned to customers, which has resulted in an asset balance of approximately $287,000 as of September 30, 2019. See related discussion above with regard to the DCA.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

and deferral of costs not to exceed $80 million. Construction began during the third quarter of 2017 and the structures were completed in the third quarter of 2019. Testing of the facility is in progress and is expected to be completed during the winter of 2019/2020. Through September 2019, Southwest has incurred approximately $72 million in capital expenditures toward the project (including land acquisition costs).
COYL Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is designed to be revised annually as the program progresses. In the annual filing made in February 2019, Southwest requested to increase its surcharge revenue by $3.2 million (to $6.7 million overall) related to the revenue requirement associated with $26.6 million in capital projects completed under both phases during 2018. The Staff issued a report and recommendation to the ACC that the current COYL program surcharge revenue be suspended, and that the program be reviewed in conjunction with Southwest’s pending general rate case, resolution of which is expected in the second quarter of 2020. The ACC issued an Order in October authorizing Southwest to retain the existing annual surcharge revenue of $3.5 million and to review the program as part of the pending rate case. ACC review of the $26.6 million of capital investment from 2018, including potential cost recovery, will now occur as part of the pending general rate case. With the supplemental filing discussed earlier, Southwest is proposing to have the ACC review the estimated $21.1 million of COYL capital projects scheduled to be completed in 2019, including any decision regarding potential cost recovery, as part of the pending rate case as well.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has approximately 6,000 miles of pre-1970s vintage steel pipe in Arizona. Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing that is made in February of each year. The surcharge is designed to be revised annually as the program progresses. Southwest replaced approximately 119 miles of vintage steel pipe during 2018 totaling approximately $100 million. In the February 2019 VSP filing, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) related to 2018 expenditures. The Staff issued a report and recommendation to the ACC that the current VSP program surcharge revenue be suspended and that the program be reviewed in conjunction with Southwest’s pending general rate case, resolution of which is expected in the second quarter of 2020. The ACC issued an Order in October authorizing Southwest to retain the current annual surcharge revenue of $2.4 million and to review the program as part of the pending rate case. ACC review of the $100 million of capital investment from 2018, including consideration of potential cost recovery, will now occur as part of the pending general rate case. With the supplemental filing discussed earlier, Southwest is proposing to have the ACC review the estimated $103.4 million of VSP capital projects scheduled to be completed in 2019, including potential cost recovery, as part of the pending rate case.
Customer Data Modernization Initiative. Southwest is embarking on an initiative to replace its customer service system and its gas transaction system, each of which is utilized to support all Southwest service territories. Combined, these undertakings are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The total cost for the CDMI is estimated at $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed in the first half of 2021. A hearing in this matter is scheduled in the first quarter of 2020.
California Jurisdiction
California General Rate Case. Southwest’s existing rates became effective June 2014, and included a Post-Test Year (“PTY”) Ratemaking Mechanism, which allowed for attrition increases of 2.75% annually for 2015 through 2018, after which new rates from a subsequent rate case cycle would have been expected to be in effect. In December 2016, Southwest filed to modify the earlier (2014) general rate case decision to extend the rate case cycle by two years, and received CPUC approval in June 2017, including extension of the annual 2.75% PTY attrition adjustments for 2019 and 2020.
On August 30, 2019 Southwest filed the previously deferred California general rate case, based on a test year of 2021, seeking authority to increase rates in its California rate jurisdictions. The proposed combined revenue increase of $12.8 million is net of a $10.9 million revenue reduction associated with changes from recent U.S. tax reform, which includes the amortization of $9.8 million (approximately $2 million annually over five years) associated with the difference in authorized income tax expense and actual incurred income tax expense for years 2019 and 2020, which when returned will impact cash flows but is not expected to have an impact on earnings overall. The overall revenue request also includes $1.6 million of excess accumulated deferred income taxes that are proposed to be returned to customers each year until the amount is reset as part of a future rate case. Southwest’s proposal includes a return on common equity of 10.5%, relative to a 53% equity ratio; continuation of the post-test year margin adjustments of 2.75%; implementation of various safety-related programs including a targeted pipe replacement program, a meter protection program, including a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

upgraded Encoder Receiver Transmitter (“ERT”) protocol; as well as an expansion of the COYL replacement program. The case will be processed throughout 2020, with rates requested to be effective January 2021.
Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC also directed Southwest to track income tax expenses resulting from mandatory or elective changes in tax law, procedure, or policy as a result of the extension. The purpose is to identify differences between Southwest’s authorized income tax expenses and its actual incurred income tax expenses. Through the third quarter of 2019, Southwest reflected $3.7 million as a reserve for amounts attributable to the impact of U.S. tax reform on the ratemaking revenue requirement.
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
Customer Data Modernization Initiative. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the total cost for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considers its application request to establish a two-way balancing account. Effective October 2019, the CPUC granted Southwest’s request, which will allow Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CMDI. The balance tracked will be recorded in a two-way balancing account if Southwest’s original application is approved. Resolution of the application request is expected in the fourth quarter of 2019.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case with the PUCN in May 2018 and updated the request following the certification period ending in July 2018. The filing requested a statewide overall revenue increase of approximately $29.7 million.
The PUCN issued a rate case decision in December 2018, which authorized a return on equity (“ROE”) of 9.25% relative to the Company’s proposed capital structure of 49.66% equity applicable to both southern and northern Nevada, and provided for an overall revenue increase of $9.5 million in southern Nevada and a revenue decrease in northern Nevada of $2 million. New rates associated with the PUCN’s decision became effective in January 2019.
The rate relief was lower than the amounts requested due to several factors, including the 9.25% granted return on equity, as opposed to a requested 10.3%, and the exclusion from rates at this time of costs attributable to several software applications, albeit allowing the Company to request recovery in its next general rate case filing. In response to the PUCN’s decision, management filed a Petition for Reconsideration (the “Petition”) of several rate case issues in January 2019. The PUCN Staff also filed a Petition for Reconsideration requesting several technical clarifications on the rate case decision with respect to how to calculate the intended results of the decision. The PUCN, in turn, issued a decision regarding both petitions in February 2019 that modified certain parts of the original order, but granted no further rate relief. The modified final decision resulted in a revenue increase of $9.2 million in southern Nevada and a revenue decrease in northern Nevada of $2.1 million. The decision included a reduction in depreciation expense of $800,000 and overall, resulted in a net increase in revenues of $7.1 million and an increase in operating income of $7.9 million. The resulting modified rates became effective March 2019. Management decided to seek judicial review of the PUCN’s rate order, the resolution of which is expected by the end of 2019.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

June 2019, Southwest made its 2019 ARA filing in which it requested to update the GRA to reflect the current over-collected balances in both southern and northern Nevada. The proposal would provide a decrease in cash flows of approximately $8 million in southern Nevada and an increase of approximately $2 million in northern Nevada, but have no impact to operating margin or earnings overall. Proposed changes related to the 2019 ARA will be considered by the PUCN during the fourth quarter 2019, with rates expected to be effective January 2020.
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
The Rate Application is generally filed each October to reset the GIR recovery surcharge related to previously approved and completed projects, with new rates becoming effective each January. During the third quarter of 2018, management proposed to adjust the GIR surcharge rate as part of the rate case in lieu of filing a separate application, which was approved and implemented in January 2019. It is expected to result in incremental annual margin of approximately $6 million. On October 1, 2019, Southwest filed a Rate Application to reset the recovery surcharge to include cumulative deferrals through August 31, 2019. This surcharge rate is expected to become effective January 2020 and result in a reduction in annual margin of approximately $7.6 million in southern Nevada and $35,000 in northern Nevada.
Conservation and Energy Efficiency (“CEE”). The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in the annual rate adjustment filing. As part of the 2018 ARA filing, Southwest requested and received modified rates, effective January 2019, which are expected to result in annualized margin decreases of $4.1 million in southern Nevada and $58,000 in northern Nevada. There is, however, no anticipated impact to net income overall from these changes as amortization expense is reduced by approximately the same amounts. In June 2019, Southwest made its 2019 ARA filing which proposes annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. Southwest recently entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, which reflect the recovery of a related but separate program balance to be rolled into customer rates with the effective date. These changes, if approved, would have no impact on earnings overall, as described above. Proposed changes related to the 2019 ARA will be considered by the PUCN during the fourth quarter 2019, with rates expected to be effective in January 2020.
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
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Proposed expansion to the Spring Creek area near Elko, Nevada, consists of an approach main, two regulator stations, and interior backbone plus the extension of the distribution system from the interior backbone system. This area has a population of approximately 16,500, with approximately 20% of the existing 5,000 potential customers expressing interest in taking natural gas service, if available. The total capital investment is estimated to be $61.9 million. Resolution of this request is expected in the first quarter of 2020.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this multi-year project. Of the total estimated cost of the CDMI, approximately $59 million would be allocable to the Nevada rate jurisdictions. A hearing on this matter was held in August 2019 and the PUCN issued its decision in September 2019 denying the Company’s request for regulatory asset treatment, finding that a general rate case is the most appropriate venue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019 for which the PUCN has 40 days to issue a decision; otherwise, the petition is deemed denied.
Federal Energy Regulatory Commission (“FERC”) Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case application with the FERC on May 31, 2019 to update the cost of service to reflect recent U.S. tax reform changes, capital investments and other changes in its cost of service since its last general rate case. The request includes an increase in revenue of approximately $7 million, including a proposed 14.84% return on equity relative to a hypothetical capital structure of 56% equity. Paiute is also proposing to continue its current rate structure for its customer categories. Paiute requested rates associated with this filing to be made effective on July 1, 2019; however, the rate increase request was suspended until December 2019. It is not uncommon for suspension/delay to occur related to requests for increases, in order to permit the FERC time to review the proposed changes. Rate decreases associated with the Elko Incremental Facilities Charge; 2010 Expansion Incremental Facilities Surcharge; and the 2015 Elko Area Expansion Incremental Facilities Surcharge were placed into effect July 1, 2019. Hearings have been scheduled for June 2020, with a final decision expected before the end of 2020.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. At September 30, 2019, under-collections in northern and southern Nevada resulted in an asset of $49.8 million and over-collections in Arizona and California resulted in a liability of $88.0 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The balance in Arizona reflects the majority (portion associated with interstate transmission into Arizona) of a $49 million refund received during the third quarter of 2018 by Southwest from El Paso Natural Gas, L.L.C. (“EPNG”), as part of a rate case settlement. Effective May 2019, the ACC approved the return of the EPNG rate case settlement dollars as a special per-therm PGA credit, which resulted in $12.6 million in credits to Arizona customers since its establishment and is expected to be in place for approximately twelve months.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable) (thousands of dollars):

	September 30, 2019	December 31, 2018	September 30, 2018
Arizona	$(84,438)	$(72,878)	$(70,863)
Northern Nevada	11,909	4,928	(1,287)
Southern Nevada	37,895	(5,951)	(16,125)
California	(3,592)	(933)	(4,748)
	$(38,226)	$(74,834)	$(93,023)
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $29 million in the first nine months of 2019 as compared to the same period of 2018. The decline in cash flows primarily resulted from a reduction/return of amounts under purchased gas adjustment mechanisms, offset by increases in net income, benefits from depreciation, and impacts of working capital components overall (including regulatory balances, such as the Arizona DCA, that are recovered or returned over twelve months or less).
Investing Cash Flows. Cash used in consolidated investing activities increased $162 million in the first nine months of 2019 as compared to the same period of 2018. The change was primarily due to increased construction expenditures in the natural gas operations segment, including scheduled and accelerated replacement activity, as well as the remittance of a portion of purchase consideration previously held back in association with the acquisition of Linetec (see Note 12 – Business Acquisitions).
Financing Cash Flows. Net cash provided by consolidated financing activities increased $108 million in the first nine months of 2019 as compared to the same period of 2018. The increase was primarily due to the issuance of common stock under both an earlier equity registration and a recent Equity Shelf Program initiated in May 2019, in addition to higher payments in the prior year by Southwest of short-term balances under its revolving credit facility. Additionally, retirements of long-term debt arrangements were higher in the prior period; whereas, dividends were higher in the current period due to both an increase in the dividend rate and the number of shares outstanding in the current period. See Note 6 – Common Stock and Note 7 – Long-Term Debt.
The Company received approximately $121 million in stock proceeds during the first nine months of 2019 under its Equity Shelf programs and issued approximately 96,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan (“DRSPP”), from which it raised approximately $8.1 million.
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
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased $18 million in the first nine months of 2019 as compared to the same period of 2018. The decline in operating cash flows was attributable to impacts related to deferred purchased gas costs noted above, offset by an increase in net income, benefits from depreciation, and the impacts of working capital components overall.
Investing Cash Flows. Cash used in investing activities increased $99 million in the first nine months of 2019 as compared to the same period of 2018. The change was primarily due to additional construction expenditures, as indicated above.
Financing Cash Flows. Net cash provided by financing activities increased $90 million in the first nine months of 2019 as compared to the same period of 2018. The increase was primarily due to an increase in capital contributions from Southwest Gas Holdings, Inc. compared to the prior period, and higher payments in the prior year related to short-term balances under Southwest’s revolving credit facility. As indicated above, Southwest utilized funds from the $300 million of Senior Notes issued in May 2019 to reduce amounts then outstanding under its revolving credit facility and commercial paper program. Dividends to the parent holding company were greater in the current period.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended September 30, 2019, construction expenditures for the natural gas operations segment were $784 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $365 million during this time, and provided approximately 42% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2021 will be approximately $2.1 billion. Of this amount, approximately $730 million is scheduled to be incurred in 2019. Southwest plans to continue to request regulatory support as necessary and appropriate to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL and VSP programs, the Arizona LNG facility, and Spring Creek in Nevada. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 45% to 50% of the funding for gas operations total construction expenditures and dividend requirements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
In May 2019, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the Equity Shelf Program discussed above). The Company issued $99.3 million under this multi-year program during the second and third quarters of 2019. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
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
During the twelve months ended September 30, 2019, 1,424,784 shares were issued in at-the-market offerings at an average price of $85.92 per share with gross proceeds of $122.4 million, agent commissions of $1.2 million, and net proceeds of $121.2 million under the Company’s equity shelf programs noted above. See Note 6 – Common Stock for more information.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2019, the combined balance in the PGA accounts totaled an over-collection of $38 million. See PGA Filings for more information.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in March 2022. The Company intends to utilize this facility for short-term financing needs. At September 30, 2019, no borrowings were outstanding under this facility.
Southwest has a credit facility, with borrowing capacity of $400 million, which expires in March 2022. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first nine months of 2019 was $150 million. As of September 30, 2019, $150 million was outstanding under the long-term portion of the facility. The maximum amount outstanding on the short-term portion of the credit facility during the first nine months of 2019 was $216 million. As of September 30, 2019, $30 million of borrowings were outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. It has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2019 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2019, there was $50 million outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 7 – Long-Term Debt). The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. It is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at September 30, 2019 totaled $1.3 billion. The maximum amount outstanding on the revolving credit facility during the first nine months of 2019 was $99 million. As of September 30, 2019, $89 million was outstanding on the revolving credit facility. As of September 30, 2019, there was $248 million outstanding on the term loan portion of the facility. Also at September 30, 2019, there was approximately $215 million, net of letters of credit, available under the line of credit.
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of September 30, 2019, no borrowings were outstanding for the holding company under its credit facility (see Note 8 – Short-Term Debt), and therefore, there was no related indebtedness with reference to LIBOR. However, all of Southwest’s outstanding borrowings of $130 million under its credit facility (other than from its commercial paper program) and $218 million of Centuri’s indebtedness under its facility have interest rates with reference to LIBOR and maturity dates that extend beyond 2021. The outstanding amounts reflect approximately 6% of Southwest’s total debt and 14% of total debt (including current maturities) for the Company overall. In order to mitigate the impact of the discontinuation on the Company’s financial condition and results of operations, Southwest and Centuri will continue to monitor developments with respect to alternative rates and work with lenders to determine the appropriate alternative reference rate for variable rate indebtedness. However, at this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuation will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, expected impacts of valuation adjustments associated with the redeemable noncontrolling interest in Linetec, the impacts of the U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, including the LNG facility in southern Arizona, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2019 or future period revenues from regulatory rate proceedings including amounts requested from the recently filed Arizona general rate case, the approved recovery of the Arizona DCA balance, the outcome of judicial review of the recently concluded Nevada rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the Equity Shelf Program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including final resolution for recovery of the CDMI in all jurisdictions, and approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding natural gas or alternative energy, the regulatory support for ongoing infrastructure programs, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, Centuri’s projections about the acquired business’ earnings (including accretion within the first twelve months) and future acquisition-related costs, impacts of changes in value of the redeemable noncontrolling interest if at other than fair value, resolution of events subject to cash consideration held back associated with representations, warranties, and other estimates including working capital adjustments related to the Linetec acquisition and impacts from final purchase accounting related thereto, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10‑K for the year ended December 31, 2018.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

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
Based on the most recent evaluation, as of September 30, 2019, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of September 30, 2019, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2019 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
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
ITEMS 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 2.01	-
Agreement and Plan of Merger entered into on September 20, 2019 by Southwest Gas Holdings, Inc., a California corporation and Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 2.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

Exhibit 3.01	-	Certificate of Incorporation of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

Exhibit 3.02	-	Bylaws of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.2 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

Exhibit 4.01	-	Form of Southwest Gas Holdings, Inc. Common Stock Certificate. Incorporated herein by reference to Exhibit 4.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: November 6, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: November 6, 2019

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

