Form 10-K
period 2019-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2020-03-02
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
5241 Spring Mountain Road
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 par value	SWX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Southwest Gas Holdings, Inc.	Yes	☒	No	☐
Southwest Gas Corporation	Yes	☐	No	☒
Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
$4,868,267,468 as of June 30, 2019
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 55,056,613 shares as of February 18, 2020
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 18, 2020.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Stockholders for the Year Ended December 31, 2019 2020 Proxy Statement	Parts I, II, and IV Part III

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
Southwest Gas Holdings, Inc., a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, which either on its own or together with its subsidiaries is referred to herein as the “Company.” Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), the Company operates two business segments: natural gas operations and utility infrastructure services. At the annual meeting of stockholders of Southwest Gas Holdings, Inc., held on May 2, 2019, stockholders voted to approve changing the state of incorporation of Southwest Gas Holdings, Inc. from California to Delaware. The reincorporation was effective as of September 20, 2019. Southwest continues to be incorporated in the state of California.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), and Linetec Services, LLC (“Linetec”). In November 2017, Centuri expanded its operations in the northeast region of the U.S. through the acquisition of Neuco, and again in November 2018, in the southeast region of the U.S. through the acquisition of an 80% interest in Linetec. Centuri results are also seasonal with lower revenues during the first quarter of the year due to unfavorable winter weather conditions. Operating revenues typically improve as more favorable weather conditions occur during the summer and fall months.
Financial information concerning the Company’s business segments is included in Note 14 - Segment Information of the notes to consolidated financial statements, which is included in the 2019 Annual Report to Stockholders and is incorporated herein by reference.
Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of the annual report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board of Directors of the Company are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 5241 Spring Mountain Road, Las Vegas, NV 89150.

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
As of December 31, 2019, Southwest purchased and distributed or transported natural gas to 2,081,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 34,000 net new customers during 2019. Southwest expects similar customer growth in 2020.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2019	84%	3%	13%
2018	85%	3%	12%
2017	85%	3%	12%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 44% of total system throughput in 2019, but only 13% of operating margin as shown in the table above. Customers who utilized this service transported 101 million dekatherms in 2019, 105 million dekatherms in 2018, and 97 million dekatherms in 2017.
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
Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity. Rate base consists generally of the original cost of utility plant in service, net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions.
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

Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”), which is incorporated by reference herein and included within the 2019 Annual Report to Stockholders.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	May 2019	Pending
California:
Northern, Southern, and South Lake Tahoe	Annual attrition	November 2019	January 2020
Northern, Southern, and South Lake Tahoe	General rate case	August 2019	Pending
Nevada:
Northern and Southern	General rate case	May 2018*	January 2019
FERC:
Paiute	General rate case	May 2019	Pending
* Southwest plans to file a new rate case in late February 2020.
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2019, Southwest acquired natural gas from 36 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2019 Southwest sought to fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its forecasted annual normal-weather volume requirement, primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program includes the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives is designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases is recovered from customers through the PGA mechanism. For periods beyond October 2020, Southwest does not plan to make any fixed-price term or swap purchases for the Arizona jurisdiction, however, will continue to make fixed-price purchases for the California jurisdiction. Southwest does not currently enter into swaps or fixed-price purchases for its Nevada territories.
For the 2019/2020 heating season, fixed-price physical commodity purchases ranged from approximately $1.15 to approximately $2.85 per dekatherm. Southwest makes natural gas purchases, not covered by fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
The baseload firm natural gas supply arrangements are structured such that Southwest must nominate a stated volume of natural gas and the supplier must confirm that nomination. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.
Storage availability may influence the average annual price of natural gas, as storage may allow a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Dependent upon the rate jurisdiction, Southwest has some access to storage services, but overall there are a small quantity of storage services available for Southwest’s use. For available storage services, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months; however, since there is a small quantity of storage services available, storage has a limited impact on Southwest’s annual average price of natural gas. Additionally, Southwest utilizes most available storage services for operational purposes to meet customer demand and not for economic purposes. This also limits the influence the available storage services have on Southwest’s average annual price of natural gas.
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
Southwest contracts for storage services from Paiute’s above-ground LNG facility. This storage service provides peaking capability only for the northern Nevada and northern California rate jurisdictions.
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
For the Arizona rate jurisdiction, Southwest previously contracted with Enstor Grama Ridge Storage and Transportation, LLC (“Enstor”) which provided for a maximum inventory quantity of 600,000 dekatherms of underground storage. This contract terminated in March 2019. Beginning in December 2019, a 233,000 dekatherm above-ground LNG facility in southern Arizona was placed into service. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the area by providing a local storage option that is operated by Southwest and connected directly to its distribution system.
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
Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, Paiute, and Ruby Pipeline LLC (“Ruby”), costs for which are recovered from Southwest’s customers through the PGA mechanism. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to Southwest’s city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.
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
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices or policies surrounding electrification could impact Southwest’s ability to retain some of these customers. Alternative energy has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, and creating new biogas and renewable natural gas (“RNG”) tariff schedules in Arizona, California, and Nevada. While certain forms of renewable energy initiatives compete with natural gas, the abundance and low cost of natural gas provide competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term.
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
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions (“GHGs”), such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, or decarbonization generally, in the future could have significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fossil fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While transportation is typically cited as the leading source of carbon dioxide emissions in the United States, Southwest continues to work with policy makers, and regulators to provide customers with clean, efficient, affordable natural gas service and to support and adopt renewables initiatives and expanded use of compressed natural gas. In recent years, regulatory activity in both Arizona and Nevada has led to provisions allowing the development and potential investment in RNG projects, adding to the existing dairy biomethane pilot provisions in California. In addition, proposals have been made in all jurisdictions to allow the purchase of RNG as part of Southwest’s gas supply portfolio.
The United States Environmental Protection Agency (the “EPA”) and State of California Environmental Protection Agency (the “Cal/EPA”) regulations require the reporting of GHGs from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. Southwest reports required information to the EPA and Cal/EPA under respective rules including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines. While some aspects of the mandatory reporting rules do not apply to Southwest, other required information is being reported to the Department of Energy, the Department of Transportation, or is available in existing databases. Management also monitors the development of climate legislation (including the State of California Global Warming Solutions Act), which could result in additional requirements or have financial implications.
California legislation and regulations promulgated by the California Air Resources Board (the “CARB”), require Southwest to comply with all of the requirements associated with the California GHG Emissions Reporting Program and the California Cap and Trade Program, objectives of which endeavor to reduce California statewide GHGs to 1990 levels by the end of 2020. Southwest must report annual GHGs each year. The CARB annually allocates to Southwest a certain number of allowances based on

Southwest’s reported 2011 GHGs. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations.
There were two three-year compliance periods established; one which ended in 2017 and the other, ending in 2020. Southwest successfully met the first three-year compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2018. The CPUC issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which will be updated annually each April. There is no expected impact on earnings.
Employees
At December 31, 2019, Southwest had 2,295 regular full-time equivalent employees. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions afforded its employees are comparable to those generally found in the utility industry. No employees are represented by a union.
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
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”) effective February 2010 which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. The U.S. Energy Policy Act of 2005 established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. FERC Order No. 1000, issued in July 2011, established transmission planning requirements to encourage development of electric transmission infrastructure projects.
Centuri’s contract terms with utility customers generally specify unit-price, fixed-price, or time and materials arrangements. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2019, approximately 79% of revenue was earned under unit-price contracts. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2019, backlog of approximately $122.8 million existed with respect to outstanding fixed-priced contracts.
Materials used by Centuri in its utility infrastructure service activities are typically specified, purchased, and supplied by Centuri’s customers. Contracts with customers also contain provisions which make customers generally liable for remediating environmental hazards encountered during the construction process. Such hazards might include digging in an area that was contaminated prior to construction, finding endangered animals, digging in historically significant sites, etc. Otherwise, Centuri’s operations have limited environmental impact (dust control, normal waste disposal, handling harmful materials, etc.).
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in 54 primary locations across 40 states and provinces in the U.S. and Canada. During 2019, Centuri served over 100 customers, with Southwest accounting for approximately 9% of total revenue. Additionally, two customers combined accounted for approximately 19% of total revenue, while three other customers individually accounted for 5% or more of total revenue.
Employee headcount fluctuates between seasonal periods, which are normally heaviest in the summer and fall months. At December 31, 2019, Centuri had 6,649 regular full-time equivalent employees. Employment peaked in September 2019 when there were 7,687 employees. Most employees are represented by unions and are covered by collective bargaining agreements, which is typical of the utility infrastructure services industry.
Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest, its associated costs are subject indirectly to

“prudency reviews” like any other capital work performed by third parties or directly by Southwest. However, such reviews would not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.
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
Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and its subsidiaries, including Southwest Gas Corporation and Centuri Group, Inc.
As a holding company, Southwest Gas Holdings, Inc. depends on operating subsidiaries to meet financial obligations.
Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to stockholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas Corporation and the infrastructure services of Centuri Group, Inc. exists. The ability of Southwest Gas Holdings’ subsidiaries to pay upstream dividends and make other distributions would be subject to relevant debt covenant restrictions of subsidiaries and applicable state law.
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
We process and store sensitive information, including personal identifiable information (“PII”), intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. The federal and state legislative and regulatory environment surrounding PII, information security, and data privacy is evolving and is likely to become increasingly demanding. For example, California recently enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use, and disclosure of such consumers’ PII and afford such consumers new rights, including the right to opt out of certain sales of PII. Additional states are also considering new laws and regulations that further protect the confidentiality, privacy, and security of personal information. Should the Company experience a breach and/or become subject to additional regulation, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.
Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility and related services provided to customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the provision of utility and related services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected to the extent not fully covered by such insurance coverage.
We may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows and financial condition.
The integration of acquisitions requires significant time and resources. Investment of resources would be required to support any acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate companies we acquire, we may not realize the benefits expected from the transaction and goodwill recorded as a result of the acquisition could be impaired. We assess existing goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of an operating segment below its carrying value. We also assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the impairment charges could have a material impact on our results of operations.
Liability exposure associated with litigation could have a material adverse effect on our business and results of operations
Southwest Gas Holdings, Inc., and its subsidiaries, are occasionally named as a party in lawsuits, claims, and other legal and administrative proceedings arising in the ordinary course of business, including actions related to personal injury, workers’ compensation, employment-related claims, contracts, property damage, and other ancillary matters. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent they are not fully covered by such insurance coverage.
The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.
Our natural gas operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Our utility infrastructure services operations are reliant on skilled personnel who are trained and qualified to install utility infrastructure under established safety protocols and operator qualification programs, and in conformance with mandated engineering design specifications. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third-party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.
We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services we provide. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $400,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.
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
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, FERC, and PUCN relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition including electrification or decarbonization policies or proposed policies by governmental entities or other parties, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, and regulations placed on us or our customers regarding the product we deliver in meeting customer energy needs could reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
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
We may be subject to increased costs related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.
We are committed to consistently monitoring and maintaining our distribution system and above-ground LNG storage operations to ensure that natural gas is acquired, stored and delivered safely, reliably, and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.
We rely on having access to interstate pipelines’ transportation capacity. If these pipelines and related transportation capacity were not available, it could impact our ability to meet our customers’ full requirements.
We must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own in-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage, or other force majeure could reduce our normal supply of gas. Restrictions placed on pipelines or the extractive and mid-stream industries could disrupt our business and reduce cash flows and earnings. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.
Our earnings may be materially impacted due to volatility in the cash surrender value of our company-owned life insurance policies during periods in which stock market changes are significant.
We have life insurance policies on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.
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
Rate schedules in each of our service territories contain purchased gas adjustment clauses which permit us to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. We have used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2020, if the need again arises.
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
Some of our debt carries a rate of interest linked to the London Interbank Offered Rate (“LIBOR”) and has a maturity date after December 31, 2021. If a change in indices, including the discontinuation of LIBOR, which is expected to occur after 2021, results in interest rate increases on our debt, debt service requirements will correspondingly increase, which could adversely affect our cash flow and operating results.
We require numerous permits and other approvals from various federal, state, and local governmental agencies, and others to operate our business, including for pipeline expansion or infrastructure development; any failure to obtain or maintain required permits or approvals, or other factors that could prevent or delay planned development, could negatively affect our business and results of operations.
Our existing and planned development projects require multiple permits and approvals. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals and certificates from federal, state, and local governmental agencies or others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approval, public opposition to the project, regulatory opposition to one or more projects or related programs or their delayed recovery and returns thereon, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. If there is a delay in obtaining any required approvals, or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support customer growth, or such conditions could cause us to incur additional costs. Such conditions could negatively impact our earnings.
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
During 2019, over half of utility infrastructure services revenues were generated from eight customers. This concentration of risk could be impactful to operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.
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
Clients’ budgetary constraints, regulatory support or decisions, and financial condition.
The majority of Centuri’s clients are regulated utilities, whose capital budgets are influenced significantly by the various public utility commissions. As a result, the timing and volume of work performed by Centuri is largely dependent on the regulatory environment in its operating areas and the related client capital constraints. If budgets of Centuri’s clients are reduced, or regulatory support for capital projects and programs are diminished, it could have a material adverse effect on our business, results of operations, and cash flows. Additionally, the impact of new regulatory and compliance requirements could result in productivity inefficiencies and adversely impact Centuri’s results of operations and cash flows, or timing delays in their realization.
Changing and uncertain work environment and conditions.
Centuri performs work in a variety of geographic locations, each presenting unique environmental, surface, and subsurface conditions. As a consequence of work being performed under change orders when unexpected conditions are encountered, Centuri periodically experiences delays relating to billing and payment under these altered conditions.

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
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2019 was $8 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
With respect to the right-of-way grants, Southwest generally has had continuous and uninterrupted possession and use of such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of construction of such facilities. Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor, and Southwest occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.
Southwest, through two subsidiaries, operates two primary pipeline transmission systems:

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
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 18, 2020, there were 12,032 holders of record of common stock, and the market price of the common stock was $79.45. The dividends on and related information relating to the Company’s common stock required by this item are included in the 2019 Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference.
Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (the “Board”). In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2020, the Board elected to increase the quarterly dividend from $0.545 to $0.570 per share, representing a 4.6% increase, effective with the June 2020 payment.

Item 6.	SELECTED FINANCIAL DATA
Information required by this item is included in the 2019 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this item is included in the 2019 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2020 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest has historically utilized Volatility Mitigation Programs (VMPs) in attempt to further reduce price volatility for customers. During 2019, Southwest sought to fix the price on a portion (up to 25% in the Arizona and California jurisdictions) of its natural gas portfolio using any combination of fixed-price contracts and derivative instruments (fixed-for-floating swaps), and where available, natural gas storage. For periods beyond October 2020, Southwest does not currently plan to make fixed-price term or swap purchases for the Arizona or Nevada jurisdictions, however, it will continue to make fixed-price purchases for the California jurisdictions.
Southwest’s natural gas purchasing practices are subject to prudence reviews by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.
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
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from customers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. The following table represents the variable rate debt as of December 31, 2019 and 2018 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2019 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2018 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$394.0	$3.94	$352.0	$3.52
Centuri	304.8	3.05	255.9	2.56
Corporate	17.0	0.17	—	—
Total Southwest Gas Holdings, Inc.	$715.8	$7.16	$607.9	$6.08
(1) Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2019, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Southwest Gas Holdings and Subsidiaries, and of Southwest, including the notes thereto, together with the reports of PricewaterhouseCoopers LLP, are included in the 2019 Annual Report to Stockholders and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
Based on the most recent evaluation, as of December 31, 2019, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believe the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2019, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believe Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Internal Control Over Financial Reporting
The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be included herein are incorporated by reference to the information reported in the 2019 Annual Report to Stockholders under the caption “Management’s Report on Internal Control Over Financial Reporting.”
The report of the independent registered public accounting firm required to be included herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2019 Annual Report to Stockholders under the caption “Report of Independent Registered Public Accounting Firm.”
This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.

(b) Identification of Executive Officers. The following sets forth the name, age, position, and period the position was held during the last five years for each of the Executive Officers as of December 31, 2019.

Name	Age	Position	Period Position Held
John P. Hester	57	President and Chief Executive Officer *	2015-Present
Karen S. Haller	56	Executive Vice President/Chief Legal and Administrative Officer *	2019-Present
		Executive Vice President/Chief Legal and Administrative Officer and Corporate Secretary *	2018-2019
		Senior Vice President/General Counsel and Corporate Secretary *	2015-2018
Gregory J. Peterson	60	Senior Vice President/Chief Financial Officer *	2018-Present
		Vice President/Controller/Chief Accounting Officer *	2015-2018
Eric DeBonis	52	Senior Vice President/Operations **	2015-Present
Jose L. Esparza, Jr.	45	Senior Vice President/Information Services/Customer Engagement **	2019-Present
		Vice President/Customer Engagement **	2018-2019
		Vice President/Energy Solutions **	2015-2018
Justin L. Brown	47	Senior Vice President/General Counsel **	2018-Present
		Vice President/Regulation & Public Affairs **	2015-2018
Paul M. Daily	63	President and Chief Executive Officer - Centuri Group, Inc.	2016-Present

*	Position held at Southwest Gas Holdings, Inc. (formed January 2017) and Southwest Gas Corporation

**	Position held at Southwest Gas Corporation only
(c) Identification of Certain Significant Employees. None.
(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.
(e) Business Experience. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein. All executive officers have held responsible positions with the Company for at least five years as described in (b) above with the exception of Paul M. Daily, Chief Executive Officer of Centuri Group, Inc. Prior to his position with Centuri, Mr. Daily founded Paul M. Daily & Associates in 2014 and served as principal advisor to stakeholders in long-term planning for growth and diversification, both organically and through mergers and acquisitions.
(f) Involvement in Certain Legal Proceedings. None.
(g) Promoters and Control Persons. None.
(h) Audit Committee Financial Expert. Information with respect to the designated financial experts of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2020 Proxy Statement, which by this reference is incorporated herein.
(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.
(j) Material Changes in Director Nomination Procedures for Security Holders. None.
Delinquent Section 16(a) Reports. Information with respect to delinquent Section 16(a) reports will be set forth under the heading “Delinquent Section 16(a) Reports” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.
Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics for employees, including the president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. A code of ethics is defined as written standards that are reasonably designed to deter wrongdoing and to promote: 1) honest and ethical conduct;

2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files; 3) compliance with applicable governmental laws, rules, and regulations; 4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and 5) accountability for adherence to the code. The Code of Business Conduct and Ethics can be viewed on our website (www.swgasholdings.com). If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics, to our president and chief executive officer, chief financial officer and chief accounting officer, the nature of such amendment or waiver will be disclosed on www.swgasholdings.com.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to executive compensation will be set forth under the heading “Executive Compensation” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.
(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2020 Proxy Statement, which by this reference is incorporated herein.
(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2020 Proxy Statement, which by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2019.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Management Incentive Plan shares	29	$79.16	701
Restricted Stock Units (1)	365	60.94	1,220
Total Equity compensation plans approved by security holders	394	—	1,921
Equity compensation plans not approved by security holders	—	—	—
Total	394	$—	1,921
(1)The number of securities to be issued upon vesting of awards includes 111,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus incentive plan.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of the notes to consolidated financial statements in the 2019 Annual Report to Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2020 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2019 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2020 Proxy Statement, which by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report on Form 10-K:
(1) The Consolidated Financial Statements of the Company and Southwest (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2019 Annual Report to Stockholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	23
Southwest Gas Holdings, Inc. Consolidated Statements of Income	24
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	25
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	26
Southwest Gas Holdings, Inc. Consolidated Statements of Equity	27
Southwest Gas Corporation Consolidated Balance Sheets	28
Southwest Gas Corporation Consolidated Statements of Income	29
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	30
Southwest Gas Corporation Consolidated Statements of Cash Flows	31
Southwest Gas Corporation Consolidated Statements of Equity	32
Notes to Consolidated Financial Statements	33
Management’s Report on Internal Control Over Financial Reporting	77
Report of Independent Registered Public Accounting Firm	78
Report of Independent Registered Public Accounting Firm	80
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

3(i)	Certificate of Incorporation of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

3(ii)	Bylaws of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.2 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

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

4.06
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 1-07850.

4.07
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 1-07850.

4.08
Note Purchase Agreement, dated November 18, 2010, by and between Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.09
Amendment No.  1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March  31, 2014, File No. 1–07850.

4.10
Amendment No.  2 to Note Purchase Agreement, dated September  30, 2016, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.02 to Form 10-Q for the quarter ended September 30, 2016, File No.  1–07850.

4.11	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 1-07850.

4.12
Indenture, dated December  7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 7, 2010, File No. 1-07850.

Exhibit Number	Description of Document
4.13
First Supplemental Indenture, dated as of December 10, 2010, supplementing and amending the indenture dated as of December 7, 2010, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the Form of 4.45% Senior Notes due 2020). Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated December 10, 2010, File No. 1-07850.

4.14
Indenture, dated March  23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.875% Notes due 2022. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 1-07850.

4.15
Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 1-07850.

4.16	Southwest Gas Holdings, Inc. Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to prospectus 424(b)(5) dated December 17, 2018, File No. 333-222047.

4.17
Indenture, dated September  29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated September 26, 2016, File No. 1-07850.

4.18
Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.19
First Supplemental Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.20	Form of 3.70% Senior Note due 2028 (included in Exhibit 4.23). Incorporated herein by reference to Exhibit 4.24 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

4.21
Indenture, dated as of May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated May 28, 2019. File No. 1-07850.

4.22
First Supplemental Indenture, dated May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated May 28, 2019. File No. 1-07850.

4.23	Form of 4.150% Senior Note due 2049. Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019. File No. 1-07850.

4.24*	Description of Common Stock of Southwest Gas Holdings, Inc.

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

10.02*
Southwest Gas Corporation Supplemental Executive Retirement Plan, amended and restated as of December 28, 2016. Incorporated herein by reference to Exhibit 10.02 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.03*
Southwest Gas Holdings, Inc. Management Incentive Plan, amended and restated as of February 23, 2017. Incorporated herein by reference to Exhibit 10.03 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.04*
Southwest Gas Corporation Executive Deferral Plan, amended and restated December 28, 2016. Incorporated herein by reference to Exhibit 10.04 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.05*
Southwest Gas Corporation Directors Deferral Plan, amended and restated December 28, 2016. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

Exhibit Number	Description of Document

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

10.14*
Southwest Gas Holdings, Inc. 2006 Restricted Stock/Unit Plan, amended and restated as of December 28, 2016. Incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

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

10.18	Southwest Gas Holdings, Inc. $100 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 28, 2017, File No. 001-37976.

10.19*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.20*	Centuri/NPL Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

10.21*	Centuri Long-term Capital Investment Program. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended June, 30 2017, File No. 1-07850.

Exhibit Number	Description of Document
10.22*	Centuri Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2018, File Nos. 001-37976 and 001-07850.

10.23*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 1-37976.

10.24*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.25	Centuri $450 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.26*
Form of Centuri Construction Group, Inc. Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

10.27*
Form of Centuri Construction Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

10.28*
Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective December 28, 2016. Incorporated herein by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.29*
Southwest Gas Corporation Directors Deferral Plan, amended and restated November 14, 2018. Incorporated herein by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.30*
First Amendment to Centuri and subsidiaries Credit Facility Agreement, the other credit parties referred to therein, and Wells Fargo Bank. Incorporated herein by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 1-7850.

10.31*
Amendment to the Centuri Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.01 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 1-7850.

10.32*
Amendment to the Centuri Group, Inc. Long-Term Capital Investment Plan. Incorporated herein by reference to Exhibit 10.02 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 1-7850.

10.33*
Form of Paul Daily Award Agreement under the Centuri Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.03 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 1-7850.

10.34*	Southwest Gas Corporation Employees’ Investment Plan. Incorporated herein by reference to Exhibit 4.1 to Form S-8 dated December 16, 2016, File No. 333-215145.

13.01	Portions of Southwest Gas Holdings, Inc. 2019 Annual Report to Stockholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02	Section 302 Certifications–Southwest Gas Corporation.

32.01	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02	Section 906 Certifications–Southwest Gas Corporation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description of Document
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: March 2, 2020	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

25

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER	Director	March 2, 2020
(Robert L. Boughner)

/s/ JOSÉ A. CÁRDENAS	Director	March 2, 2020
(José A. Cárdenas)

/s/ THOMAS E. CHESTNUT	Director	March 2, 2020
(Thomas E. Chestnut)

/s/ STEPHEN C. COMER	Director	March 2, 2020
(Stephen C. Comer)

/s/ JOHN P. HESTER	Director, President and Chief Executive	March 2, 2020
(John P. Hester)	Officer

/s/ JANE LEWIS-RAYMOND	Director	March 2, 2020
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	March 2, 2020
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Chairman of the Board	March 2, 2020
(Michael J. Melarkey)	of Directors

/s/ A. RANDALL THOMAN	Director	March 2, 2020
(A. Randall Thoman)

/s/ THOMAS A. THOMAS	Director	March 2, 2020
(Thomas A. Thomas)

/s/ LESLIE T. THORNTON	Director	March 2, 2020
(Leslie T. Thornton)

/s/ GREGORY J. PETERSON	Senior Vice President/	March 2, 2020
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	March 2, 2020
(Lori L. Colvin)	Chief Accounting Officer

26

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: March 2, 2020	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

27

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HESTER	Director, President and Chief Executive	March 2, 2020
(John P. Hester)	Officer

/s/ MICHAEL J. MELARKEY	Director	March 2, 2020
(Michael J. Melarkey)

/s/ KAREN S. HALLER	Director, Executive Vice President/Chief Legal	March 2, 2020
(Karen S. Haller)	and Administrative Officer

/s/ GREGORY J. PETERSON	Director, Senior Vice President/	March 2, 2020
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	March 2, 2020
(Lori L. Colvin)	Chief Accounting Officer

28