Form 10-Q
period 2020-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2020-05-07
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 55,129,976 shares as of April 30, 2020.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 30, 2020.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$7,949,283	$7,813,221
Less: accumulated depreciation	(2,341,561)	(2,313,050)
Construction work in progress	202,935	185,026
Net utility plant	5,810,657	5,685,197
Other property and investments	785,522	784,173
Current assets:
Cash and cash equivalents	60,965	49,539
Accounts receivable, net of allowances	423,013	474,097
Accrued utility revenue	48,100	79,100
Income taxes receivable, net	7,503	31,751
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	133,338	180,957
Total current assets	672,919	859,856
Noncurrent assets:
Goodwill	333,943	343,023
Deferred income taxes	765	856
Deferred charges and other assets	489,419	496,943
Total noncurrent assets	824,127	840,822
Total assets	$8,093,225	$8,170,048
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 55,126,386 and 55,007,433 shares)	$56,756	$56,637
Additional paid-in capital	1,470,411	1,466,937
Accumulated other comprehensive loss, net	(59,073)	(56,732)
Retained earnings	1,079,801	1,039,072
Total equity	2,547,895	2,505,914
Redeemable noncontrolling interest	85,005	84,542
Long-term debt, less current maturities	2,310,084	2,300,482
Total capitalization	4,942,984	4,890,938
Current liabilities:
Current maturities of long-term debt	169,574	163,512
Short-term debt	157,000	211,000
Accounts payable	182,182	238,921
Customer deposits	69,938	69,165
Income taxes payable, net	—	2,069
Accrued general taxes	73,105	48,160
Accrued interest	34,755	21,329
Deferred purchased gas costs	26,498	60,755
Other current liabilities	266,763	264,950
Total current liabilities	979,815	1,079,861
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	624,888	599,840
Accumulated removal costs	399,000	395,000
Other deferred credits and other long-term liabilities	1,146,538	1,204,409
Total deferred income taxes and other credits	2,170,426	2,199,249
Total capitalization and liabilities	$8,093,225	$8,170,048
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Operating revenues:
Gas operating revenues	$502,827	$520,677	$1,351,089	$1,384,092
Utility infrastructure services revenues	333,493	312,862	1,771,609	1,575,130
Total operating revenues	836,320	833,539	3,122,698	2,959,222
Operating expenses:
Net cost of gas sold	160,821	192,604	353,381	426,260
Operations and maintenance	103,781	106,245	421,686	410,287
Depreciation and amortization	87,653	77,539	313,351	264,273
Taxes other than income taxes	16,378	16,206	62,500	60,847
Utility infrastructure services expenses	319,314	300,465	1,592,076	1,429,202
Total operating expenses	687,947	693,059	2,742,994	2,590,869
Operating income	148,373	140,480	379,704	368,353
Other income and (expenses):
Net interest deductions	(28,380)	(26,397)	(111,209)	(100,437)
Other income (deductions)	(20,770)	6,839	(17,524)	(6,253)
Total other income and (expenses)	(49,150)	(19,558)	(128,733)	(106,690)
Income before income taxes	99,223	120,922	250,971	261,663
Income tax expense	26,218	25,538	56,703	62,921
Net income	73,005	95,384	194,268	198,742
Net income attributable to noncontrolling interests	463	575	2,599	747
Net income attributable to Southwest Gas Holdings, Inc.	$72,542	$94,809	$191,669	$197,995
Earnings per share:
Basic	$1.31	$1.78	$3.50	$3.91
Diluted	$1.31	$1.77	$3.50	$3.91
Weighted average shares:
Basic	55,310	53,369	54,726	50,640
Diluted	55,363	53,424	54,792	50,701
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Net income	$73,005	$95,384	$194,268	$198,742
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	241	945	1,002
Amortization of net actuarial loss	7,188	4,441	20,513	23,603
Prior service cost	—	—	(1,426)	—
Regulatory adjustment	(6,380)	(4,063)	25,760	(4,574)
Net defined benefit pension plans	1,028	619	(8,234)	4,507
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	636	635	2,542	2,541
Net forward-starting interest rate swaps	636	635	2,542	2,541
Foreign currency translation adjustments	(4,005)	791	(2,758)	(1,308)
Total other comprehensive income (loss), net of tax	(2,341)	2,045	(8,450)	5,740
Comprehensive income	70,664	97,429	185,818	204,482
Comprehensive income attributable to noncontrolling interests	463	575	2,599	747
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$70,201	$96,854	$183,219	$203,735
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$73,005	$95,384	$194,268	$198,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,653	77,539	313,351	264,273
Deferred income taxes	25,309	24,923	54,548	52,736
Changes in current assets and liabilities:
Accounts receivable, net of allowances	45,837	(15,562)	7,154	(40,282)
Accrued utility revenue	31,000	30,200	(1,100)	300
Deferred purchased gas costs	10,155	(67,863)	19,527	25,339
Accounts payable	(60,723)	(12,643)	(49,945)	47,632
Accrued taxes	30,377	25,400	10,220	(5,331)
Other current assets and liabilities	76,453	47,848	102,742	(5,582)
Gains on sale of equipment	(28)	(233)	(5,268)	(1,706)
Changes in undistributed stock compensation	2,816	3,188	6,524	7,438
Equity AFUDC	(1,061)	(960)	(4,262)	(4,358)
Changes in deferred charges and other assets	6,495	(16,328)	1,772	(20,221)
Changes in other liabilities and deferred credits	(55,722)	(2,782)	(65,704)	17,420
Net cash provided by operating activities	271,566	188,111	583,827	536,400
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(210,655)	(210,662)	(938,141)	(822,034)
Acquisition of businesses, net of cash acquired	—	—	(47,638)	(247,164)
Changes in customer advances	5,434	3,078	21,357	13,503
Other	4,430	262	19,321	3,200
Net cash used in investing activities	(200,791)	(207,322)	(945,101)	(1,052,495)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	3,148	25,879	135,215	369,061
Dividends paid	(30,006)	(27,602)	(118,531)	(104,003)
Issuance of long-term debt, net	99,978	29,666	601,908	259,456
Retirement of long-term debt	(75,168)	(31,160)	(257,797)	(247,816)
Change in credit facility and commercial paper	—	—	—	111,000
Change in short-term debt	(54,000)	36,000	(31,000)	165,500
Principal payments on finance lease obligations	(51)	(70)	(193)	(553)
Withholding remittance - share-based compensation	(2,736)	(1,838)	(2,756)	(2,096)
Other	(199)	(53)	(1,422)	(2,460)
Net cash provided by (used in) financing activities	(59,034)	30,822	325,424	548,089
Effects of currency translation on cash and cash equivalents	(315)	65	(222)	(72)
Change in cash and cash equivalents	11,426	11,676	(36,072)	31,922
Cash and cash equivalents at beginning of period	49,539	85,361	97,037	65,115
Cash and cash equivalents at end of period	$60,965	$97,037	$60,965	$97,037
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$13,073	$15,850	$99,481	$89,118
Income taxes paid (received), net	$(20,064)	$454	$(17,766)	$(2,743)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock shares
Beginning balances	55,007	53,026
Common stock issuances	119	365
Ending balances	55,126	53,391
Common stock amount
Beginning balances	$56,637	$54,656
Common stock issuances	119	365
Ending balances	56,756	55,021
Additional paid-in capital
Beginning balances	1,466,937	1,305,769
Common stock issuances	3,474	27,024
Ending balances	1,470,411	1,332,793
Accumulated other comprehensive loss
Beginning balances	(56,732)	(52,668)
Foreign currency exchange translation adjustment	(4,005)	791
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,028	619
FSIRS amounts reclassified to net income, net of tax	636	635
Ending balances	(59,073)	(50,623)
Retained earnings
Beginning balances	1,039,072	944,285
Net income	72,542	94,809
Dividends declared	(31,813)	(29,285)
Ending balances	1,079,801	1,009,809
Total Southwest Gas Holdings, Inc. equity ending balances	2,547,895	2,347,000
Noncontrolling interest
Beginning balances	—	(452)
Ending balances	—	(452)
Total equity ending balances	$2,547,895	$2,346,548
Dividends declared per common share	$0.570	$0.545
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$7,949,283	$7,813,221
Less: accumulated depreciation	(2,341,561)	(2,313,050)
Construction work in progress	202,935	185,026
Net utility plant	5,810,657	5,685,197
Other property and investments	118,547	133,787
Current assets:
Cash and cash equivalents	56,524	40,489
Accounts receivable, net of allowance	148,817	150,793
Accrued utility revenue	48,100	79,100
Income taxes receivable, net	—	25,901
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	119,264	165,639
Total current assets	372,705	506,334
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	456,684	463,333
Total noncurrent assets	466,779	473,428
Total assets	$6,768,688	$6,798,746
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,279,208	1,229,083
Accumulated other comprehensive loss, net	(53,487)	(55,151)
Retained earnings	839,443	782,108
Total equity	2,114,276	2,005,152
Long-term debt, less current maturities	1,991,624	1,991,333
Total capitalization	4,105,900	3,996,485
Current liabilities:
Current maturities of long-term debt	125,000	125,000
Short-term debt	97,000	194,000
Accounts payable	108,569	149,368
Customer deposits	69,938	69,165
Income taxes payable	19,241	—
Accrued general taxes	73,105	48,160
Accrued interest	34,714	21,256
Deferred purchased gas costs	26,498	60,755
Payable to parent	174	844
Other current liabilities	147,950	126,573
Total current liabilities	702,189	795,121
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	547,281	539,050
Accumulated removal costs	399,000	395,000
Other deferred credits and other long-term liabilities	1,014,318	1,073,090
Total deferred income taxes and other credits	1,960,599	2,007,140
Total capitalization and liabilities	$6,768,688	$6,798,746
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Gas operating revenues	$502,827	$520,677	$1,351,089	$1,384,092
Operating expenses:
Net cost of gas sold	160,821	192,604	353,381	426,260
Operations and maintenance	103,088	105,542	419,720	408,165
Depreciation and amortization	64,725	57,612	222,733	199,467
Taxes other than income taxes	16,378	16,206	62,500	60,847
Total operating expenses	345,012	371,964	1,058,334	1,094,739
Operating income	157,815	148,713	292,755	289,353
Other income and (expenses):
Net interest deductions	(25,058)	(23,099)	(96,985)	(85,584)
Other income (deductions)	(20,536)	5,946	(16,965)	(6,691)
Total other income and (expenses)	(45,594)	(17,153)	(113,950)	(92,275)
Income before income taxes	112,221	131,560	178,805	197,078
Income tax expense	28,622	28,171	35,424	45,196
Net income	$83,599	$103,389	$143,381	$151,882
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Net income	$83,599	$103,389	$143,381	$151,882
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	241	945	1,002
Prior service cost	—	—	(1,426)	—
Amortization of net actuarial loss	7,188	4,441	20,513	23,603
Regulatory adjustment	(6,380)	(4,063)	25,760	(4,574)
Net defined benefit pension plans	1,028	619	(8,234)	4,507
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	636	635	2,542	2,541
Net forward-starting interest rate swaps	636	635	2,542	2,541
Total other comprehensive income (loss), net of tax	1,664	1,254	(5,692)	7,048
Comprehensive income	$85,263	$104,643	$137,689	$158,930
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$83,599	$103,389	$143,381	$151,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,725	57,612	222,733	199,467
Deferred income taxes	7,707	26,270	15,118	50,593
Changes in current assets and liabilities:
Accounts receivable, net of allowance	1,975	(30,414)	21,652	(22,522)
Accrued utility revenue	31,000	30,200	(1,100)	300
Deferred purchased gas costs	10,155	(67,863)	19,527	25,339
Accounts payable	(41,899)	(39,574)	(29,798)	18,398
Accrued taxes	53,335	28,704	33,526	(17,504)
Other current assets and liabilities	99,257	81,625	106,803	(12,982)
Changes in undistributed stock compensation	2,496	2,597	5,045	5,834
Equity AFUDC	(1,061)	(960)	(4,262)	(4,358)
Changes in deferred charges and other assets	3,658	(18,238)	(9,871)	(23,289)
Changes in other liabilities and deferred credits	(55,910)	(2,977)	(66,294)	16,805
Net cash provided by operating activities	259,037	170,371	456,460	387,963
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(173,353)	(163,636)	(788,465)	(714,762)
Changes in customer advances	5,433	3,078	21,356	13,503
Other	(31)	(78)	(48)	(357)
Net cash used in investing activities	(167,951)	(160,636)	(767,157)	(701,616)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	50,000	22,842	187,094	136,391
Dividends paid	(25,200)	(23,500)	(97,600)	(89,500)
Issuance of long-term debt, net	—	—	297,222	—
Change in credit facility and commercial paper	—	—	—	111,000
Change in short-term debt	(97,000)	36,000	(91,000)	188,000
Withholding remittance - share-based compensation	(2,736)	(1,838)	(2,756)	(2,096)
Other	(115)	(53)	(887)	(783)
Net cash provided by (used in) financing activities	(75,051)	33,451	292,073	343,012

Change in cash and cash equivalents	16,035	43,186	(18,624)	29,359
Cash and cash equivalents at beginning of period	40,489	31,962	75,148	45,789
Cash and cash equivalents at end of period	$56,524	$75,148	$56,524	$75,148
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$10,204	$11,585	$87,277	$75,094
Income taxes paid (received), net	$(22,962)	$(22)	$700	$(5,878)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Common stock shares
Beginning and ending balances	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,229,083	1,065,242
Share-based compensation	125	918
Contributions from Southwest Gas Holdings, Inc.	50,000	22,842
Ending balances	1,279,208	1,089,002
Accumulated other comprehensive loss
Beginning balances	(55,151)	(49,049)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,028	619
FSIRS amounts reclassified to net income, net of tax	636	635
Ending balances	(53,487)	(47,795)
Retained earnings
Beginning balances	782,108	717,155
Net income	83,599	103,389
Share-based compensation	(364)	(160)
Dividends declared to Southwest Gas Holdings, Inc.	(25,900)	(22,800)
Ending balances	839,443	797,584
Total Southwest Gas Corporation equity ending balances	$2,114,276	$1,887,903
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries (the “Company”) and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole.
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair depiction of results for the interim periods, have been made. Globally, the novel Coronavirus (“COVID-19”) pandemic has created volatility, uncertainty, and economic disruption. Utility operations have been deemed “essential services” and utility infrastructure services have, to a large extent, been similarly characterized by government officials. Management has considered the impact of the pandemic and adjusted certain estimates, where relevant, used in the preparation of the condensed consolidated financial statements.
It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2019 Annual Report to Stockholders, which is incorporated by reference into the 2019 Form 10-K.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$116,615	$132,072
Other property	1,932	1,715
Total Southwest Gas Corporation	118,547	133,787
Centuri property, equipment, and intangibles	1,009,351	983,905
Centuri accumulated provision for depreciation and amortization	(363,074)	(352,333)
Other property	20,698	18,814
Total Southwest Gas Holdings, Inc.	$785,522	$784,173

Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Balances reflect impacts of equity and fixed-income securities underlying the cash surrender values at each reporting date; however, ultimately, only the insurance proceeds are ever actually received, due to management’s intent to hold the policies to maturity.
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents for Southwest and the Company also include money market fund investments totaling approximately $40,000 and $49,000, respectively, at March 31, 2020, and $23.5 million and $26.7 million, respectively, at December 31, 2019, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity, capital expenditures that were not paid as of period end reporting dates but rather included in accounts payable, and right-of use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities. Amounts related to such activities were immaterial for the periods presented herein.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 7 – Segment Information). The accounts receivable balance, revenues, and associated profits are included in the condensed consolidated financial statements of the Company and Southwest and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.
Accounts Receivable, net of allowances. On January 2, 2020, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss, or CECL, methodology. The Company adopted ASU 2016-13 using the modified retrospective method, and therefore, results for reporting periods beginning prior to January 1, 2020 are presented under previously accepted U.S. GAAP. See Recent Accounting Standards Updates below.
Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s Accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payments history. Although Southwest seeks to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction (late fee assessment, noticing requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service). After disconnection of service, accounts are customarily written off approximately two months after inactivation. Dependent upon the jurisdiction, reestablishment of service requires both payment of previously unpaid balances and additional deposit requirements. Provisions for uncollectible accounts are recorded monthly based on experience, consideration of current and expected future conditions, customer and rate composition, and write-off processes. They are included in the ratemaking process as a cost of service. The Nevada jurisdictions have a regulatory mechanism associated with the gas cost-related portion of uncollectible accounts. Such amounts are deferred and collected through a surcharge in the ratemaking process. Due to the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

COVID-19 pandemic, and as utility service is an essential service to the residents in the states in which Southwest operates, Southwest implemented a temporary moratorium on disconnection of natural gas service for non-payment and it also ceased charging late fees until further notice. Southwest is also actively working with customers experiencing financial hardship by means of flexible payment options. Management is monitoring expected credit losses in light of the evolving financial impact of COVID-19, and has adjusted the allowance for uncollectibles as of March 31, 2020 as a result of the anticipated impact on Southwest’s customers’ ability to pay amounts due both currently and when the moratorium is lifted. The adjustment was not material to the financial statements overall, and entering the summer season, during which time monthly billing amounts are substantially reduced, management does not expect a material increase to the allowance for uncollectibles.
Utility infrastructure services contracts receivable are recorded at face amounts less an allowance for doubtful accounts. Centuri’s customers are generally investment-grade gas and electric utility companies for which Centuri has historically recognized an insignificant amount of write-offs. Centuri’s trade accounts receivable balances carry standard payment terms of up to 60 days. Centuri maintains an allowance that is an estimate based on historical collection experience, current and forward-looking estimated economic and market conditions, and a review of the current status of each customer's trade accounts receivable balance. Account balances are monitored at least monthly, and are charged-off against the allowance when management determines it is probable the balance will not be recovered. Centuri has not been significantly impacted, nor does it anticipate it will experience significant difficulty in collecting amounts due as a result of COVID-19 given the nature of its customers.
Activity in the allowance for uncollectibles and the balances as of the periods presented within the Company’s and Southwest’s financial statements are not material to the condensed consolidated financial statements.
Income Taxes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act provides a number of tax provisions and stimulus measures, including changes to prior and future limitations on interest deductions, the ability to accelerate refund of Alternative Minimum Tax credits, elective deferment of payment related to the employer portion of Social Security taxes, and the creation of certain refundable employee retention credits, among other things. Management does not anticipate the impacts, if any, related to the CARES Act to have a material effect on the Company’s or Southwest’s results of operations, financial position, or liquidity.
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $53 million at March 31, 2020 and $57 million at December 31, 2019 (carried at weighted average cost), in addition to $33 million at December 31, 2019 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program), with no corresponding asset balance at March 31, 2020.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2019, management also qualitatively assessed whether events during the 1st quarter of 2020 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred in the first three months of 2020.

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2019	$10,095	$332,928	$343,023
Foreign currency translation adjustment	—	(9,080)	(9,080)
March 31, 2020	$10,095	$323,848	$333,943

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment with the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for Southwest include $25.9 million and $25.2 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. as of March 31, 2020 and December 31, 2019, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019	2020	2019
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$(15,500)	$7,600	$(5,700)	$5,100
Interest income	1,388	1,597	6,147	6,199
Equity AFUDC	1,061	960	4,262	4,358
Other components of net periodic benefit cost	(5,005)	(3,765)	(16,299)	(19,560)
Miscellaneous income and (expense)	(2,480)	(446)	(5,375)	(2,788)
Southwest Gas Corporation - total other income (deductions)	(20,536)	5,946	(16,965)	(6,691)
Utility infrastructure services segment:
Interest income	—	—	—	87
Foreign transaction gain (loss)	(10)	531	5	162
Miscellaneous income and (expense)	(232)	344	(656)	125
Centuri - total other income (deductions)	(242)	875	(651)	374
Corporate and administrative	8	18	92	64
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(20,770)	$6,839	$(17,524)	$(6,253)
Included in the table above is the change in cash surrender values of COLI policies (including net death benefits recognized). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Refer to Other Property and Investments above and also to Note 2 – Components of Net Periodic Benefit Cost.
Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. Additionally, Southwest has utilized fixed-for-floating swap contracts (“Swaps”) to supplement its fixed-price contracts. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract prices are the prevailing prices at the future transaction dates, the contracts have no determinable fair value. The Swap contract prices are determined at the beginning of each month to reflect that month’s published first of month index price and are recorded at fair value (Level 2). Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
Management does not currently anticipate entering into new Swaps in the near term; the longest maturity date of the Swaps as of March 31, 2020 is October 2020.
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
Master netting arrangements exist with each counterparty that provide for the net settlement (in the settlement month) of all contracts through a single payment. As applicable, management has elected to reflect the net amounts in its balance sheets, which were immaterial at March 31, 2020. There was no outstanding collateral associated with the Swaps during any period reflected on the Condensed Consolidated Balance Sheets.
Previously, Southwest entered into forward-starting interest rate swaps (“FSIRS”), the settled positions for which are immaterial and continue to be amortized from Accumulated other comprehensive income (loss) into interest expense.
Redeemable Noncontrolling Interest. In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in Linetec, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. However, the carrying value was greater than the fair value as of March 31, 2020, and no previous upward redemption value adjustments were made following the acquisition date. SEC guidance indicates that a redemption value adjustment would not be made under these circumstances. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$84,542
Net income attributable to redeemable noncontrolling interest	463
Balance, March 31, 2020	$85,005

Earnings Per Share. Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income attributable to Southwest Gas Holdings, Inc. by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance shares and restricted stock units). Unless otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in the Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Average basic shares	55,310	53,369	54,726	50,640
Effect of dilutive securities:
Management Incentive Plan shares	—	11	9	22
Restricted stock units (1)	53	44	57	39
Average diluted shares	55,363	53,424	54,792	50,701
(1) The number of securities granted included 50,000 and 40,000 performance shares during the three months ending March 31, 2020 and 2019 and 48,000 and 29,000 performance shares during the twelve months ending March 31, 2020 and 2019, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2020:
In June 2016, the FASB issued ASU 2016-13 update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company and Southwest adopted the update in the first quarter of 2020, and concluded the impact was not material to the condensed consolidated financial statements of the Company or Southwest. See Accounts receivable, net of allowances above.
In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the update, an entity will apply a one-step quantitative test as opposed to a two-step test as currently required, and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The Company and Southwest adopted the update in the first quarter of 2020 and will apply the update prospectively in any future goodwill impairment tests.
In August 2018, the FASB issued ASU 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update generally aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement (that is a service contract) with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, with the exception that such costs are to be included in the same line item in the balance sheet that a prepayment of the fees associated with the arrangement would be presented. Once capitalized, the update requires the entity to expense the amount capitalized over the term of the hosting arrangement, including reasonably certain renewal periods. The Company and Southwest adopted the update in the first quarter of 2020 using the prospective transition method. There were no material implementation costs related to cloud computing arrangements for the Company and Southwest in the first quarter of 2020.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Recently issued accounting pronouncements that will be effective after 2020:
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
In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The update simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The update is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for periods for which financial statements have not yet been made available for issuance. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made or entered into after December 31, 2022. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures. See also LIBOR discussion in Note 5 – Debt.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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

	Qualified Retirement Plan
	March 31,
	Three Months		Twelve Months
	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$8,574	$6,466	$27,972	$27,882
Interest cost	11,388	12,252	48,142	45,383
Expected return on plan assets	(16,324)	(15,061)	(61,507)	(59,127)
Amortization of net actuarial loss	9,007	5,589	25,774	29,675
Net periodic benefit cost	$12,645	$9,246	$40,381	$43,813

	SERP
	March 31,
	Three Months		Twelve Months
	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$98	$66	$298	$250
Interest cost	401	440	1,721	1,683
Amortization of net actuarial loss	451	255	1,216	1,382
Net periodic benefit cost	$950	$761	$3,235	$3,315

	PBOP
	March 31,
	Three Months		Twelve Months
	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$396	$319	$1,353	$1,424
Interest cost	645	762	2,929	2,823
Expected return on plan assets	(852)	(789)	(3,219)	(3,577)
Amortization of prior service costs	289	317	1,243	1,318
Net periodic benefit cost	$478	$609	$2,306	$1,988

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas operations segment and Centuri encompasses the utility infrastructure services segment.
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019	2020	2019
Residential	$378,555	$417,228	$934,115	$959,837
Small commercial	82,463	89,610	241,970	256,750
Large commercial	12,667	13,962	47,640	51,714
Industrial/other	6,702	6,478	22,298	23,457
Transportation	24,406	24,902	91,884	87,838
Revenue from contracts with customers	504,793	552,180	1,337,907	1,379,596
Alternative revenue program revenues (deferrals)	(3,765)	(34,545)	5,668	(15,775)
Other revenues	1,799	3,042	7,514	20,271
Total Gas operating revenues	$502,827	$520,677	$1,351,089	$1,384,092
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019	2020	2019
Service Types:
Gas infrastructure services	$217,709	$197,893	$1,258,790	$1,128,048
Electric power infrastructure services	72,320	52,301	267,736	79,528
Other	43,464	62,668	245,083	367,554
Total Utility infrastructure services revenues	$333,493	$312,862	$1,771,609	$1,575,130

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019	2020	2019
Contract Types:
Master services agreement	$263,545	$235,655	$1,411,267	$1,143,603
Bid contract	69,948	77,207	360,342	431,527
Total Utility infrastructure services revenues	$333,493	$312,862	$1,771,609	$1,575,130

Unit price contracts	$243,136	$235,686	$1,387,706	$1,296,783
Fixed price contracts	27,545	38,538	101,931	130,295
Time and materials contracts	62,812	38,638	281,972	148,052
Total Utility infrastructure services revenues	$333,493	$312,862	$1,771,609	$1,575,130

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of March 31, 2020 and December 31, 2019 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Contracts receivable, net	$174,228	$223,904
Revenue earned on contracts in progress in excess of billings	99,967	99,399
Amounts billed in excess of revenue earned on contracts	4,716	4,525

The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2019 to March 31, 2020 is due to revenue recognized of $4.5 million that was included in this item as of January 1, 2020, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of March 31, 2020, Centuri had 23 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2020 was $68.2 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Billed on completed contracts and contracts in progress	$169,023	$216,268
Other receivables	5,644	8,456
Contracts receivable, gross	174,667	224,724
Allowance for doubtful accounts	(439)	(820)
Contracts receivable, net	$174,228	$223,904

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Note 4 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The Company sold no shares under the Equity Shelf Program during the three months ended March 31, 2020. The following table provides the activity under the Equity Shelf Program for the life-to-date period ended March 31, 2020:

Life-To-Date Ended
March 31, 2020
Gross proceeds	$124,337,247
Less: agent commissions	(1,243,372)
Net proceeds	$123,093,875
Number of shares sold	1,478,945
Weighted average price per share	$84.07
As of March 31, 2020, the Company had up to $175,662,753 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the three months ended March 31, 2020, the Company issued approximately 72,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Additionally, during the three months ended March 31, 2020, the Company issued 47,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $3.1 million.
Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. However, details surrounding the fair value and individual carrying values of instruments are discussed below or provided in the table that follows.
Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values. The fair values of the revolving credit facility and IDRBs are categorized as Level 1 based on the FASB’s fair value hierarchy, due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. Additionally, the borrowings by Southwest under its revolving credit facility are generally repaid quickly and the IDRBs have interest rates that reset frequently.
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
The Centuri secured revolving credit and term loan facility and Centuri’s other debt obligations (not actively traded) are categorized as Level 3. Because Centuri’s debt is not publicly traded, fair values for its secured revolving credit and term loan facility and other debt obligations were based on a conventional discounted cash flow methodology utilizing current market pricing yield curves, across Centuri’s debt maturity spectrum, of other industrial bonds with an assumed credit rating comparable to the Company’s.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

	March 31, 2020		December 31, 2019
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$125,975	$125,000	$126,673
Notes, 6.1%, due 2041	125,000	178,950	125,000	162,666
Notes, 3.875%, due 2022	250,000	252,688	250,000	258,550
Notes, 4.875%, due 2043	250,000	290,645	250,000	291,928
Notes, 3.8%, due 2046	300,000	278,106	300,000	308,307
Notes, 3.7%, due 2028	300,000	311,565	300,000	320,685
Notes, 4.15%, due 2049	300,000	297,987	300,000	330,138
8% Series, due 2026	75,000	96,435	75,000	96,905
Medium-term notes, 7.78% series, due 2022	25,000	27,293	25,000	27,500
Medium-term notes, 7.92% series, due 2027	25,000	32,621	25,000	32,543
Medium-term notes, 6.76% series, due 2027	7,500	9,185	7,500	9,156
Unamortized discount and debt issuance costs	(14,220)		(14,450)
	1,768,280		1,768,050
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,656)		(1,717)
	198,344		198,283
Less: current maturities	(125,000)		(125,000)
Long-term debt, less current maturities - Southwest Gas Corporation	$1,991,624		$1,991,333
Centuri:
Centuri term loan facility	$232,642	$228,304	$244,812	$252,182
Unamortized debt issuance costs	(1,031)		(1,101)
	231,611		243,711
Centuri secured revolving credit facility	42,666	42,658	60,021	60,057
Centuri other debt obligations	88,757	87,758	43,929	44,787
Less: current maturities	(44,574)		(38,512)
Long-term debt, less current maturities - Centuri	$318,460		$309,149
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,116,624		$2,116,333
Centuri long-term debt	363,034		347,661
Less: current maturities	(169,574)		(163,512)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,310,084		$2,300,482

Southwest has a $400 million credit facility, for which it has designated $150 million of associated capacity as long-term debt and the remaining $250 million, for working capital purposes. Interest rates for the credit facility are calculated at either the London Interbank Offered Rate (“LIBOR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2020, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2020, the full $150 million was outstanding on the long-term portion of the facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

On April 10, 2020, Southwest amended its credit facility agreement; total borrowing capacity under the amended agreement remains $400 million. The amended agreement extends the maturity date from March 2022 to April 2025. Interest rates for the facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin determined based on Southwest’s senior unsecured long-term debt rating. The applicable margin ranges from 0.750% to 1.500% for loans bearing interest with reference to LIBOR and from 0.000% to 0.500% for loans bearing interest with reference to an alternate base rate. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest may amend the credit facility with a replacement rate as set forth in the amended agreement. Southwest is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. The amended agreement contains certain representations and warranties and affirmative and negative covenants similar to those contained in the previous agreement. In addition, the amended agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At March 31, 2020, no borrowings were outstanding under the commercial paper program.
Centuri has a $590 million senior secured revolving credit and term loan facility, scheduled to expire in November 2023. The capacity of the line of credit portion of the facility is $325 million; amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of approximately $265 million. The $590 million facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at March 31, 2020 totaled $1.2 billion. At March 31, 2020, $275 million in borrowings were outstanding under the Centuri’s combined secured revolving credit and term loan facility. Centuri also received proceeds of $50 million in equipment loans in 2020, which were used for repayment of outstanding borrowings on the line of credit.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is primarily used for short-term financing needs. There was $60 million outstanding under this credit facility as of March 31, 2020.
On April 10, 2020, Southwest Gas Holdings, Inc. amended its existing credit facility, extending the maturity date to April 2025. The revolving borrowing capacity under the amended agreement remains at $100 million. Interest rates for the amended facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest Gas Holdings, Inc.’s senior unsecured long-term debt rating. The applicable margin ranges from 0.750% to 1.500% for loans bearing interest with reference to LIBOR and from 0.000% to 0.500% for loans bearing interest with reference to the alternate base rate. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest Gas Holdings, Inc. may amend the credit facility agreement with a replacement rate, as set forth in the amended agreement. Southwest Gas Holdings, Inc. is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. The amended agreement contains certain representations and warranties and affirmative and negative covenants similar to those contained in the previous agreement. In addition, the amended agreement contains a financial covenant requiring Southwest Gas Holdings, Inc. to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
As discussed previously, under Southwest’s $400 million credit facility, $250 million has been designated by management for working capital purposes. Southwest had $97 million of short-term borrowings outstanding at March 31, 2020 under this facility.
LIBOR
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of March 31, 2020, $60 million, $247 million, and $177 million, respectively, for the holding company, Southwest, and Centuri was outstanding under their credit facilities whereby interest was with reference to LIBOR and for which maturity dates extend beyond 2021. These amounts reflect approximately 11% of Southwest’s total debt, and 18% of total debt (including current maturities) for the Company overall. Southwest and Southwest Gas Holdings, Inc. (see above) in amending their respective facilities in April 2020 may make further amendments with replacement rates if LIBOR is discontinued. However, replacement rates are not currently determinable. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will continue to monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predicable or less attractive than LIBOR.
Note 6 – Other Comprehensive Income and Accumulated Other Comprehensive Income
The following information provides insight into amounts impacting the Company’s Other comprehensive income (loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity.
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$289	$(69)	$220	$317	$(76)	$241
Amortization of net actuarial (gain)/loss	9,458	(2,270)	7,188	5,844	(1,403)	4,441
Regulatory adjustment	(8,395)	2,015	(6,380)	(5,347)	1,284	(4,063)
Pension plans other comprehensive income (loss)	1,352	(324)	1,028	814	(195)	619
FSIRS (designated hedging activities):
Amounts reclassified into net income	837	(201)	636	836	(201)	635
FSIRS other comprehensive income (loss)	837	(201)	636	836	(201)	635
Total other comprehensive income (loss) - Southwest Gas Corporation	2,189	(525)	1,664	1,650	(396)	1,254
Foreign currency translation adjustments:
Translation adjustments	(4,005)	—	(4,005)	791	—	791
Foreign currency other comprehensive income (loss)	(4,005)	—	(4,005)	791	—	791
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(1,816)	$(525)	$(2,341)	$2,441	$(396)	$2,045

	Twelve Months Ended March 31, 2020			Twelve Months Ended March 31, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(71,087)	$17,061	$(54,026)	$(20,426)	$4,902	$(15,524)
Amortization of prior service cost	1,243	(298)	945	1,318	(316)	1,002
Amortization of net actuarial (gain)/loss	26,990	(6,477)	20,513	31,057	(7,454)	23,603
Prior service cost	(1,878)	452	(1,426)	—	—	—
Regulatory adjustment	33,896	(8,136)	25,760	(6,020)	1,446	(4,574)
Pension plans other comprehensive income (loss)	(10,836)	2,602	(8,234)	5,929	(1,422)	4,507
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,345	(803)	2,542	3,344	(803)	2,541
FSIRS other comprehensive income (loss)	3,345	(803)	2,542	3,344	(803)	2,541
Total other comprehensive income (loss) - Southwest Gas Corporation	(7,491)	1,799	(5,692)	9,273	(2,225)	7,048
Foreign currency translation adjustments:
Translation adjustments	(2,758)	—	(2,758)	(1,308)	—	(1,308)
Foreign currency other comprehensive income (loss)	(2,758)	—	(2,758)	(1,308)	—	(1,308)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(10,249)	$1,799	$(8,450)	$7,965	$(2,225)	$5,740
(1)Tax amounts are calculated using a 24% rate. The Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus precluding deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments reported in Other comprehensive income (loss).
Approximately $2.2 million of realized losses (net of tax) related to Southwest’s forward-starting interest rate swaps (“FSIRS”), included in AOCI at March 31, 2020, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(1,581)	$—	$(1,581)	$(56,732)
Translation adjustments	—	—	—	—	—	—	(4,005)	—	(4,005)	(4,005)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(4,005)	—	(4,005)	(4,005)
FSIRS amounts reclassified from AOCI (1)	—	—	—	837	(201)	636	—	—	—	636
Amortization of prior service cost (2)	289	(69)	220	—	—	—	—	—	—	220
Amortization of net actuarial loss (2)	9,458	(2,270)	7,188	—	—	—	—	—	—	7,188
Regulatory adjustment (3)	(8,395)	2,015	(6,380)	—	—	—	—	—	—	(6,380)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,352	(324)	1,028	837	(201)	636	(4,005)	—	(4,005)	(2,341)
Ending Balance AOCI March 31, 2020	$(65,249)	$15,661	$(49,588)	$(5,129)	$1,230	$(3,899)	$(5,586)	$—	$(5,586)	$(59,073)
(1)The FSIRS reclassification amounts are included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.
(2)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(3)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).
(4)Tax amounts are calculated using a 24% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(55,151)
FSIRS amounts reclassified from AOCI (5)	—	—	—	837	(201)	636	636
Amortization of prior service cost (6)	289	(69)	220	—	—	—	220
Amortization of net actuarial loss (6)	9,458	(2,270)	7,188	—	—	—	7,188
Regulatory adjustment (7)	(8,395)	2,015	(6,380)	—	—	—	(6,380)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,352	(324)	1,028	837	(201)	636	1,664
Ending Balance AOCI March 31, 2020	$(65,249)	$15,661	$(49,588)	$(5,129)	$1,230	$(3,899)	$(53,487)
(5)    The FSIRS reclassification amounts are included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.
(6)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(7)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest’s Condensed Consolidated Balance Sheets).
(8)Tax amounts are calculated using a 24% rate.
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Net actuarial (loss) gain	$(473,616)	$(483,074)
Prior service cost	(3,352)	(3,641)
Less: amount recognized in regulatory assets	411,719	420,114
Recognized in AOCI	$(65,249)	$(66,601)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Note 7 – Segment Information
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2020	December 31, 2019
Centuri accounts receivable for services provided to Southwest	$16,263	$15,235

The Company has two reportable segments: natural gas operations and utility infrastructure services. Southwest has a single reportable segment that is referred to herein as the natural gas operations segment of the Company. In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas operations and utility infrastructure services segments is as follows:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended March 31, 2020
Revenues from external customers	$502,827	$300,291	$—	$803,118
Intersegment revenues	—	33,202	—	33,202
Total	$502,827	$333,493	$—	$836,320
Segment net income (loss)	$83,599	$(10,204)	$(853)	$72,542

Three Months Ended March 31, 2019
Revenues from external customers	$520,677	$274,189	$—	$794,866
Intersegment revenues	—	38,673	—	38,673
Total	$520,677	$312,862	$—	$833,539
Segment net income (loss)	$103,389	$(8,031)	$(549)	$94,809

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended March 31, 2020
Revenues from external customers	$1,351,089	$1,618,354	$—	$2,969,443
Intersegment revenues	—	153,255	—	153,255
Total	$1,351,089	$1,771,609	$—	$3,122,698
Segment net income (loss)	$143,381	$50,231	$(1,943)	$191,669

Twelve Months Ended March 31, 2019
Revenues from external customers	$1,384,092	$1,427,701	$—	$2,811,793
Intersegment revenues	—	147,429	—	147,429
Total	$1,384,092	$1,575,130	$—	$2,959,222
Segment net income (loss)	$151,882	$47,947	$(1,834)	$197,995

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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
As of March 31, 2020, Southwest had 2,091,000 residential, commercial, industrial, and other natural gas customers, of which 1,115,000 customers were located in Arizona, 777,000 in Nevada, and 199,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2020, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the global COVID-19 pandemic, as discussed below, could impact these patterns in the short term.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings, such as with the current Arizona general rate case, for which hearings have been deferred amidst the current pandemic environment, discussed below. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin, and refer to Arizona Jurisdiction under Rates and Regulatory Proceedings in this Management’s Discussion and Analysis.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest’s service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on operating margin, allowing Southwest to pursue energy efficiency initiatives.
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue from installation, replacement, repair, and maintenance of energy distribution systems, and developing industrial construction solutions. Centuri operates in 54 primary locations across 40 states and provinces in the United States (“U.S.”) and Canada. Centuri operates in the U.S. primarily as NPL, Neuco, and Linetec, and in Canada primarily as NPL Canada.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

COVID-19 Pandemic
In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and President Donald Trump declared the COVID-19 outbreak a national emergency. The outbreak has resulted in government officials implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to mitigate financial impacts of COVID-19 on individuals and businesses.
Our utility operations are considered an essential service and Southwest continues to provide services to meet the demand of its customers. Consistent with federal and state guidelines, Southwest continues to operate across its territories. Similarly, the majority of Centuri’s largest clients have issued essential service letters to Centuri companies in keeping with the federal definition of “essential” set out by the Department of Homeland Security. This has allowed Centuri to continue nearly all operations, and demand has not significantly diminished. While the ability of employees to work has been and may continue to be impacted by individuals contracting or being exposed to COVID-19, it has not had a significant impact on the Company’s ability to maintain operations. The Company has instructed employees at many offices (including corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. Both segments have implemented business continuity plans, including the deployment of technology to conduct administrative and critical functions remotely, where possible, and employees and management teams are in place to communicate and respond to changes quickly and effectively. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As an essential service provider, Southwest implemented several important measures with regard to its customers. It initiated a temporary moratorium on natural gas disconnections for non-payment; it is working with customers who are experiencing financial hardship through flexible payment arrangements; and it also ceased charging late fees until further notice. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers have delayed some projects primarily in response to local governmental restrictions. Project delays, whether due to governmental restrictions or reassessments of timing by Centuri’s customers, have resulted in temporary reductions of workforce crews. Some crew reductions are ongoing and the associated revenue impacts are expected to be more pronounced in the second quarter of 2020. Management is monitoring the dynamic nature of these circumstances, the full impacts of which are not currently known, including the impact from business curtailments, weak market conditions, or governmental restrictions, including any restrictions which could limit the fulfillment by Centuri of its contractual obligations.
The Company has incurred additional expenses in connection with its response to these conditions, including costs of disinfecting work locations and equipment, costs related to enabling employees to support customers while working remotely, and impacts from the moratorium on customer disconnection and late fee assessment. These additional costs were not material to the Company’s first quarter fiscal 2020 results, and certain of Southwest’s regulatory commissions have implemented measures to mitigate impacts of these conditions on Southwest, and we are in discussion with others to explore options for relief. See Rates and Regulatory Proceedings below for additional detail.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, as discussed in Note 1 – Background, Organization, and Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q. Management does not anticipate the impacts, if any, related to the CARES Act to have a material effect on the Company’s or Southwest’s results of operations, financial position, or liquidity.
The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, which are highly uncertain and unpredictable, including the timing of, or continued deferment by government officials related to, the resumption of commerce across the service territories of all our businesses, the magnitude of further spread of the virus in advance of and following such resumption, impacts of these conditions on our customers, the state of the North American economy following that resumption, and possible other unmitigated effects related to the virus. While management does not currently expect the impact of these conditions to be material to its liquidity and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be fully estimated at this time. In anticipation of a redeployment of employees to their normal work locations, management has created a multi-phase reintegration plan to safeguard the wellbeing of our teams, including hygiene, sanitization, and social distancing practices, as well as the use of personal protective equipment for employees and visitors. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. For further discussion of this matter, refer to “Item 1A. Risk Factors” in Part II of this report.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report on Form

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

10-Q and the audited financial statements and the notes thereto, as well as MD&A, included in the 2019 Annual Report to Shareholders, which is incorporated by reference into the 2019 Form 10-K.
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 76% of twelve-month-to-date consolidated net income over the past two years. As such, MD&A is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
(In thousands, except per share amounts)	2020	2019	2020	2019
Contribution to net income
Natural gas operations	$83,599	$103,389	$143,381	$151,882
Utility infrastructure services	(10,204)	(8,031)	50,231	47,947
Corporate and administrative	(853)	(549)	(1,943)	(1,834)
Net income	$72,542	$94,809	$191,669	$197,995

Weighted average common shares	55,310	53,369	54,726	50,640
Basic earnings per share
Consolidated	$1.31	$1.78	$3.50	$3.91
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$502,827	$520,677	$1,351,089	$1,384,092
Less: Net cost of gas sold	160,821	192,604	353,381	426,260
Operating margin	$342,006	$328,073	$997,708	$957,832

1st Quarter 2020 Overview
Natural gas operations highlights include the following:

•	33,000 net new customers (1.6% growth rate) during the last 12 months

•	Operating margin increased $14 million

•	Company-Owned Life Insurance (“COLI”) income decreased $23 million between quarters

•	Filed general rate case in Nevada
Utility infrastructure services highlights include the following:

•	Utility infrastructure services revenues increased $21 million, or 6.6%

•	Utility infrastructure services expenses increased $19 million, or 6.3%

•	Equipment purchases during the past 12 months resulted in a $3 million increase in depreciation

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Gas operating revenues	$502,827	$520,677
Net cost of gas sold	160,821	192,604
Operating margin	342,006	328,073
Operations and maintenance expense	103,088	105,542
Depreciation and amortization	64,725	57,612
Taxes other than income taxes	16,378	16,206
Operating income	157,815	148,713
Other income (deductions)	(20,536)	5,946
Net interest deductions	25,058	23,099
Income before income taxes	112,221	131,560
Income tax expense	28,622	28,171
Contribution to consolidated net income	$83,599	$103,389
Contribution from natural gas operations to consolidated net income decreased $19.8 million between the first quarters of 2020 and 2019. The decline was primarily due to decreases in Other income and increases in Depreciation and amortization and Net interest deductions, partially offset by an increase in rate relief and customer growth and lower Operations and maintenance expense.
Operating margin increased $14 million. Approximately $5 million of incremental margin was attributable to customer growth, as 33,000 net new customers were added during the last twelve months. Rate relief, primarily in California, contributed $1 million in incremental operating margin in the current quarter. The prior-year quarter included an approximate $5 million reduction in margin resulting from a one-time adjustment by the Arizona Corporation Commission (the “ACC”) to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. The remaining increase primarily resulted from the net recovery of regulatory program balances (collectively, having an offsetting impact in amortization expense), in addition to margin from customers outside the decoupling mechanisms and other miscellaneous revenues.
Operations and maintenance expense decreased $2.5 million between quarters. Lower pipeline integrity management costs and legal claims experience contributed to the decline between periods.
Depreciation and amortization expense increased $7.1 million, or 12%, between quarters, primarily due to a $684 million, or 10%, increase in average gas plant in service compared to the corresponding quarter a year ago, and to an increase in regulatory account amortization, as discussed above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled and accelerated pipe replacement activities, and new infrastructure.
Other income decreased $26.5 million between quarters primarily due to a decline in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $15.5 million decline in COLI policy cash surrender values, while the prior-year quarter reflected a $7.6 million increase in COLI policy cash surrender values. These values are significantly impacted by fluctuations in equity securities associated with the cash surrender values, and values in both periods were impacted directionally consistent with the broader securities markets. Additionally, the non-service-related components of employee pension and other postretirement benefit costs were $1.2 million higher between quarters.
Net interest deductions increased $2 million in the first quarter of 2020, as compared to the prior-year quarter, primarily due to the issuance of $300 million of Senior Notes in May 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019
Gas operating revenues	$1,351,089	$1,384,092
Net cost of gas sold	353,381	426,260
Operating margin	997,708	957,832
Operations and maintenance expense	419,720	408,165
Depreciation and amortization	222,733	199,467
Taxes other than income taxes	62,500	60,847
Operating income	292,755	289,353
Other income (deductions)	(16,965)	(6,691)
Net interest deductions	96,985	85,584
Income before income taxes	178,805	197,078
Income tax expense	35,424	45,196
Contribution to consolidated net income	$143,381	$151,882
Contribution to consolidated net income from natural gas operations decreased by $8.5 million between the twelve-month periods ended March 2020 and 2019. The decline was primarily due to higher Operations and maintenance expense, Depreciation and amortization expense, and Net interest deductions, and lower Other income, partially offset by an increase in operating margin and lower Income tax expense.
Operating margin increased $40 million between periods. Customer growth provided $12 million, and combined rate relief, primarily in Nevada and California, provided $9 million of incremental operating margin. The prior-year period included an approximate $5 million reduction in margin resulting from the one-time adjustment by the ACC to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. The remaining net increase resulted from recoveries of regulatory assets (see corresponding $9.2 million increase in amortization below), infrastructure replacement mechanisms, customers outside the decoupling mechanisms, and other miscellaneous revenues.
Operations and maintenance expense increased $11.6 million, or 3%, between periods primarily due to general cost increases, expenditures for pipeline damage prevention programs, and higher legal claims experience. Incremental information technology costs also contributed to the increase.
Depreciation and amortization expense increased $23.3 million, or 12%, between periods primarily due to a $625 million, or 9%, increase in average gas plant in service for the current period as compared to the prior period. Amortization related to regulatory account recoveries increased $9.2 million between periods.
Taxes other than income taxes increased $1.7 million, or 3%, between periods primarily due to higher property balances (and rates, in the case of California and Nevada) and higher Nevada Commerce Tax.
Other income decreased $10.3 million between the twelve-month periods of 2020 and 2019 primarily due to a decline in COLI policy values. The current period reflects a $5.7 million decline in COLI policy cash surrender values, while the prior year period reflected a $5.1 million increase.
Net interest deductions increased $11.4 million between periods primarily due to higher interest associated with the issuance of $300 million of Senior Notes in May 2019.
The reduction in income taxes between periods was partially due to lower state income taxes (due to apportionment changes) and $2.6 million in amortization of excess deferred income taxes following U.S. tax reform.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$333,493	$312,862
Operating expenses:
Utility infrastructure services expenses	319,314	300,465
Depreciation and amortization	22,928	19,927
Operating loss	(8,749)	(7,530)
Other income (deductions)	(242)	875
Net interest deductions	2,899	3,269
Loss before income taxes	(11,890)	(9,924)
Income tax benefit	(2,149)	(2,468)
Net loss	(9,741)	(7,456)
Net income attributable to noncontrolling interest	463	575
Contribution to consolidated net income (loss) attributable to Centuri	$(10,204)	$(8,031)
Utility infrastructure services revenues increased $20.6 million in the first quarter of 2020 when compared to the prior-year quarter, due to a higher volume of electric infrastructure and pipe replacement work under blanket and bid contracts. Centuri achieved this increase in revenues despite a shut-down of certain crews in response to local government requirements to postpone some business services and precautions to ensure employee safety during the COVID-19 outbreak.
Utility infrastructure services expenses increased $18.8 million in the first quarter of 2020 when compared to the prior-year quarter, due primarily to costs to complete additional electric infrastructure and pipe replacement work. Expenses were also affected by increased costs and workforce inefficiencies associated with the implementation of new safety standards in response to the COVID-19 pandemic. Results during the first quarter of 2019 reflect incremental profit from customer requested strike support that did not recur in 2020. Included in total Utility infrastructure services expenses were general and administrative costs, which increased $1.6 million in 2020 compared to 2019, associated primarily with growth of the business.
Depreciation and amortization expense increased $3 million between quarters attributable to additional equipment purchased to support the growing volume of work being performed, primarily at Linetec. Depreciation expense was higher, relative to the revenues recorded, during the first quarter of 2020 compared to the prior-year quarter as a result of some equipment being idle while certain crews were shut-down during the COVID-19 outbreak.
Other income (deductions) decreased $1.1 million in the first quarter of 2020 when compared to the prior-year quarter, due to a realized gain on foreign exchange recognized in 2019 and lower equity earnings from W.S. Nicholls Western, an equity method investee.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$1,771,609	$1,575,130
Operating expenses:
Utility infrastructure services expenses	1,592,076	1,429,202
Depreciation and amortization	90,618	64,806
Operating income	88,915	81,122
Other income (deductions)	(651)	374
Net interest deductions	13,716	14,263
Income before income taxes	74,548	67,233
Income tax expense	21,718	18,539
Net income	52,830	48,694
Net income attributable to noncontrolling interest	2,599	747
Contribution to consolidated net income attributable to Centuri	$50,231	$47,947
Utility infrastructure services revenues increased $196.5 million overall in the current twelve-month period compared to the corresponding period of 2019, primarily due to incremental revenues from Linetec (acquired in November 2018) of $192.2 million as well as continued growth with existing customers under master service and bid agreements. Partially offsetting these increases were decreased revenues from certain non-routine projects, including customer-requested support in 2018 and early 2019 during strike-related and emergency response situations, in addition to a multi-year water pipe replacement project that expired in July 2019 and was not renewed. The prior-year period also included the settlement of an earlier contract dispute related to that project ($9 million). Implementation of new regulatory requirements for operating locations within certain eastern states in the U.S. resulted in lower revenues during the current period as Centuri worked with customers to adopt the new requirements.
Utility infrastructure services expenses increased $162.9 million between periods, primarily due to incremental expenses related to Linetec of $157.6 million along with additional electric infrastructure and pipe replacement work and higher labor-related operating expenses to support growth in operations. Additionally, efforts to complete an industrial construction project in Canada resulted in additional losses of approximately $4 million during the current twelve-month period as a result of delays in commissioning the project. Included in total Utility infrastructure services expenses were general and administrative costs, which decreased $4.4 million in the twelve-month period ended March 2020 when compared to the corresponding period ended March 2019, due primarily to the impact of deal costs from the acquisition of Linetec during 2018 ($6.9 million). The 2020 period included higher operating costs overall, associated with the growth of the business. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $5.3 million and $1.7 million for the twelve-month periods of 2020 and 2019, respectively.
Depreciation and amortization expense increased $25.8 million between the current and prior-year period. The increase was primarily attributable to the incremental costs related to Linetec of $17.7 million as well as depreciation on additional property and equipment purchased to support the growing volume of work being performed.
Net interest deductions decreased $547,000 between periods due primarily to lower rates associated with outstanding borrowings under the $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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
Arizona Jurisdiction
Arizona General Rate Case. On May 1, 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, including the return of excess deferred income taxes to customers, and to reflect capital investments of approximately $670 million, including certain post-test year additions, which include the southern Arizona LNG facility discussed below. The application also includes a proposed 10.3% return on equity (“ROE”) relative to a capital structure of 51.1% equity. At the time of the filing, the Company estimated the return of approximately $20.6 million of excess deferred income taxes. Following the original filing, in October 2019, Southwest filed an amendment to its application, updating for $5.7 million in actual amortization of excess deferred income taxes known after the Company’s 2018 federal income tax return was filed in 2019, at which point, the actual amount could be computed based on the prescribed methodology for computing the amount that could be returned to customers. The difference of $14.9 million would result in an increase in revenue and income tax expense, thereby having no impact on earnings overall. In association with the amendment, Southwest also included additional post-test year plant in the amount of $124.5 million associated with its COYL and VSP programs, discussed further below. The amendment overall increased the deficiency by $36 million, to $93 million. Through the exchange of discovery and following the exchange of testimony, Southwest updated certain aspects of its cost of service, including a revised proposed ROE of 10.15%, to reflect an updated proposed increase of $90.6 million. It also includes the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. The request also includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its PGA mechanism. A hearing in this matter was previously scheduled for April 2020; however, due to the current status of the COVID-19 pandemic, the hearing will be reset at a later date.
Delivery Charge Adjustment. The annual Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. The DCA rate adjustment request filed in April 2018 reflected the December 31, 2017 balance, but was later updated to include the balance at December 31, 2018; after a one-time modification to reflect benefits attributable to the impact of U.S. tax reform on the balance then existing, the ACC approved an annualized recovery of $69 million, with the associated rate effective in May 2019. In the process to address the 2019 activity, in April 2020, Southwest filed a request to adjust the existing rate to consider the 14-month period of January 1, 2019 through February 29, 2020.
Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of U.S. tax reform beginning January 1, 2018, through one of various means. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect the impacts of tax reform. Ultimately, Southwest was instructed to refund customers $20 million annually, as compared to rate levels established in the previously concluded general rate case, until cost-of-service rates are updated in association with the pending general rate case. The current method to return this amount (in advance of the conclusion of the current general rate proceeding) is through a per-therm surcredit. Southwest has been tracking monthly differences between amounts expected to be returned and amounts actually returned to customers during 2018 and 2019, and continuing in 2020, which has resulted in an asset balance of $1.5 million as of March 31, 2020.
Liquefied Natural Gas (“LNG”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, to be

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

operated by Southwest and connected directly to its distribution system. Southwest was ultimately granted approval for construction and deferral of costs not to exceed $80 million. Construction began during the third quarter of 2017 and the facility was placed in service in December 2019. Southwest incurred approximately $75.3 million in capital expenditures toward the project (including land acquisition costs), which will be considered as part of Southwest’s pending rate case. In addition to tracking the revenue requirement associated with the capital investment in a regulatory asset, operating expenses associated with the plant are also authorized to be included in a regulatory asset, to be addressed as part of the pending general rate case.
Customer-Owned Yard Line (“COYL”) Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is designed to collect the annual revenue requirement as the program progresses. In the filing made in February 2019, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) related to the revenue requirement associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge of $3.5 million and indicating it would review the program as part of the pending general rate case. Neither the ACC Staff nor the consumer advocate oppose the continuation of the COYL program. Southwest also proposed to have the ACC review an estimated $21.1 million of 2019 COYL capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has a substantial amount of pre-1970s vintage steel pipe in Arizona. As part of the program, Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing. A surcharge related thereto has been customarily designed to be revised annually as the program progresses to collect the annual revenue requirement associated with the related capital expenditures. In the most recent VSP filing, in February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) related to 2018 expenditures; Southwest replaced approximately $100 million of VSP in connection with 2018 VSP capital projects. The ACC issued an Order in October 2019 authorizing Southwest to retain the current annual surcharge of $2.4 million and indicated it would review the program as part of the pending rate general case. Southwest also proposed to have the ACC review an estimated $103.4 million of 2019 VSP capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case.
Customer Data Modernization Initiative. Southwest has embarked on an initiative to replace its customer service system and its gas transaction system, each of which is utilized to support all Southwest service territories. Combined, these undertakings are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The total cost for the CDMI is estimated at $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed in the first half of 2021. A hearing in this matter was previously scheduled for April 2020; however, due to the current status of the COVID-19 pandemic, a hearing in this matter will be reset at a later date.
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
On August 30, 2019, Southwest filed the previously deferred California general rate case, based on a test year of 2021, seeking authority to increase rates in its California rate jurisdictions. The proposed combined revenue increase of $12.8 million is net of a $10.9 million revenue reduction associated with changes from U.S. tax reform, which includes the amortization of $9.8 million (approximately $2 million annually over five years) associated with the difference in authorized income tax expense and actual incurred income tax expense for years 2019 and 2020 (as discussed below), which when returned will impact cash flows but is not expected to have an impact on earnings overall. The overall revenue request also includes $1.6 million of excess accumulated deferred income taxes that are proposed to be returned to customers each year until the amount is reset as part of a future rate case. Southwest’s proposal includes a return on common equity of 10.5%, relative to a 53% equity ratio; continuation of the post-test year margin adjustments of 2.75%; implementation of various safety-related programs, including a targeted pipe replacement program and a meter protection program (which includes a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and upgraded Encoder Receiver Transmitter protocol); as well as an expansion of the COYL replacement program. The case will be processed throughout 2020, including scheduled hearings in June, with rates requested to be effective January 2021.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Tax Reform. In its 2017 decision approving Southwest’s request to extend the filing date of its next general rate case, the CPUC also directed Southwest to track income tax expense resulting from mandatory or elective changes in tax law, procedure, or policy. The purpose is to identify differences between Southwest’s authorized income tax expense and its actual incurred income tax expense, the result of which would be reviewed in Southwest’s now currently applicable general rate case application. Through the first quarter of 2020, Southwest reflected $6.7 million as a reserve for amounts attributable to the impact of U.S. tax reform on the ratemaking revenue requirement, and expects to reserve an additional approximate $3 million during the remainder of 2020.
Attrition Filing. In November 2019, Southwest made its latest annual PTY attrition filing, requesting annual revenue increases of $2.06 million in southern California, $556,000 in northern California, and $278,000 for South Lake Tahoe. This filing was approved in December 2019 and rates were made effective in January 2020. At the same time, rates were updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.
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
Renewable Natural Gas. In February 2019, Southwest filed an application that, among other provisions, seeks to formally allow the inclusion of renewable natural gas (or biomethane) as a potential component of Southwest’s gas supply portfolio through the Biomethane Gas Program (“BGP”). This proposal is designed to further the goals of the California Global Warming Solutions Act of 2006, the California Low Carbon Fuel Standard, Senate Bills 1383 and 1440, as well as current or future legislative or regulatory efforts to reduce greenhouse gas emissions. Implementation of the BGP addresses cost recovery as part of Southwest’s existing Gas Cost Incentive Mechanism related to the purchase or sale of biomethane. The CPUC issued a final decision approving the proposal the end of March 2020.
Customer Data Modernization Initiative. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the total cost for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considers its application request to establish a two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which will allow Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CMDI. The balance tracked in the memorandum account will be transferred to the two-way balancing account, if approved. In January 2020, Southwest and the Public Advocates Office reached a settlement agreement to adopt Southwest’s Application for Authority to Implement the CDMI. The proposed decision approving the settlement agreement is expected in the second quarter 2020.
Emergency Relief Program Related to COVID-19. On March 25, 2020, Southwest filed an Advice Letter to establish a memorandum account to track costs related to the implementation of customer protections under Emergency Relief regulations implemented in 2019 in the event of a state or federal declared emergency or disaster. The CPUC passed an emergency resolution April 16, 2020 authorizing and directing utilities to implement customer protections and to establish memorandum accounts to track the financial impacts associated with complying with the resolution. On May 1, 2020, Southwest filed an Advice Letter to establish a COVID-19 Pandemic Protections Memorandum Account (“CPPMA”) to record all incremental costs and lost revenues incurred by Southwest associated with its implementation of the COVID-19 customer protections as outlined in the CPUC resolution. The customer protections were retroactively applied to March 4, 2020, the date Governor Gavin Newsom declared a state of emergency related to COVID-19. The CPPMA is effective March 4, 2020 through April 16, 2021. These customer protections focus on flexible payment plan options, additional protections for income-qualified customers, as well as the suspension of disconnections for non-payment and the waiver of deposit and late fee requirements. These costs will be considered by the CPUC for future recovery.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed a general rate case application with the PUCN on February 28, 2020. The filing requests a statewide overall general rate increase of approximately $38.3 million. The request seeks an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the General Revenues Adjustment (“GRA”) mechanism (full revenue decoupling). The request also proposes the recovery of previously excluded costs attributable to several software applications. A hearing in this matter is scheduled for August 2020.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

In December 2018, the PUCN issued a rate case decision in the previous general rate case application, which authorized an ROE of 9.25% relative to the Company’s proposed capital structure of 49.66% equity applicable to both southern and northern Nevada and provided for an overall revenue increase of $9.5 million in southern Nevada and a revenue decrease in northern Nevada of $2 million. Rates from this proceeding originally became effective in January 2019.
As part of that proceeding, management filed a request for reconsideration of several rate case issues during the same month of effective rates. The PUCN Staff also filed a Petition for Reconsideration requesting several technical clarifications on the rate case decision with respect to how to calculate the intended results of the decision. The PUCN, in turn, issued a decision regarding both petitions in February 2019 that modified certain parts of the original order, but granted no further rate relief. The modified final decision resulted in a revenue increase of $9.2 million in southern Nevada and a revenue decrease in northern Nevada of $2.1 million. The decision included a reduction in depreciation expense of $800,000 and overall, resulted in a net increase in revenues of $7.1 million and an increase in operating income of $7.9 million. The modified rates became effective March 2019. Management decided to seek judicial review of the PUCN’s rate order, which was considered in January 2020. The District Court Judge deferred to the PUCN’s original findings. In March 2020, Southwest filed an appeal with the Nevada Supreme Court, the resolution of which will likely take 12-24 months. Southwest expects consideration of the appeal to occur concurrently with the proceedings of the 2020 general rate case that was filed in February 2020.
General Revenues Adjustment. The continuation of the GRA was affirmed as part of the December 2018 rate case decision and is again being requested as part of Southwest’s pending general rate case application filed in February 2020. In June 2019, Southwest made its 2019 Annual Rate Adjustment (“ARA”) filing in which it requested to update the GRA to reflect the current balances in both southern and northern Nevada. This most recent filing provided for a decrease of approximately $8 million for an over-collected balance in southern Nevada and an increase of approximately $2 million in northern Nevada. The proposed changes were approved, with rates effective January 2020. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism which defers and recovers certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually, generally in May, to seek preapproval of qualifying replacement projects.
Furthermore, a GIR Rate Application is generally filed each October to reset the GIR recovery surcharge rate related to previously approved and completed projects, with new rates typically becoming effective each January. On October 1, 2019, Southwest filed a Rate Application to reset the recovery surcharge to include cumulative deferrals through August 31, 2019. This surcharge rate became effective February 1, 2020 and is expected to result in a reduction in annual revenue of approximately $5.3 million in southern Nevada and no incremental revenue in northern Nevada
Conservation and Energy Efficiency (“CEE”). The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In June 2019, Southwest made its 2019 ARA filing, which proposed annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. However, Southwest entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, which reflected the recovery of a related but separate program balance to be rolled into customer rates with the same effective date. The modification was approved, and rates became effective January 2020.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal to expand natural gas infrastructure to Mesquite. The order approved a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). A volumetric rate was implemented October 1, 2019, to recover the cost and is applicable to all southern Nevada customers (including new customers in Mesquite). The annual revenue requirement associated with the project is $2.8 million. Following preliminary design, Southwest began serving certain customers with an approved virtual pipeline network in February 2019, providing temporary natural gas supply using portions of the approved distribution system and compressed natural gas. It is estimated that permitting and construction of the approach main to bring the permanent supply to Mesquite and construction of the remaining approved distribution system will be placed in service in the first quarter of 2021.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and to implement a cost recovery methodology to timely recover the associated revenue requirement consistent

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

with the SB 151 regulations. Expansion to the Spring Creek area near Elko, Nevada, consists of a high-pressure approach main and associated regulator stations, an interior backbone, and the extension of the distribution system from the interior backbone system. The total capital investment is estimated to be $61.9 million. A stipulation in this matter was reached with the parties and approved by the PUCN in December 2019, which largely accepted Southwest’s proposal with modifications reflected in the rate recovery allocations split amongst northern Nevada, Elko, and Spring Creek expansion customers. Initial ground-breaking is expected in the summer of 2020.
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this multi-year project. Of the total estimated cost of the CDMI, approximately $59 million would be allocable to the Nevada rate jurisdictions. A hearing on this matter was held in August 2019 and the PUCN issued its decision in September 2019, denying the Southwest’s request for regulatory asset treatment, finding that a general rate case is the most appropriate venue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. Southwest proposed to establish a level of expense of approximately $1.2 million in rates as part of its pending general rate case filing. The project is expected to be moved to production in 2021.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts to track the financial impacts associated with maintaining service for customersaffected by COVID-19, including those whose service would have been otherwise terminated/disconnected, effective March 12, 2020, the date Governor Steve Sisolak declared a state of emergency related to COVID-19. These costs will be considered by the PUCN for future recovery.
FERC Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in the 2014 Paiute general rate case. The application requested an increase in operating revenues of approximately $7 million, and included the continuation of term-differentiated rates.
In January 2020, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle its general rate case. In addition to continuing the rate structures with its shippers, the settlement, which was filed in March 2020, would result in a revenue reduction of approximately $700,000. The agreement-in-principle is based on a 9.90% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to January 1, 2022, but no later than May 31, 2025.
In January 2020, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis effective February 2020. These rates will remain in effect, subject to final FERC approval. Should the proceeding not be resolved by the agreement in principle, or if the settlement proceeds as a contested settlement, Paiute is authorized to receive the difference between the interim settlement rates and the separately filed motion rates from affected customers, retroactive to February 2020. On March 30, 2020, Paiute filed a proposed settlement agreement with the FERC for review and approval, which is expected later this year.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. As of March 31, 2020, over-collections in each of Southwest’s service territories resulted in a liability of $26.5 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The balance in Arizona includes approximately $1.2 million related to excess amounts returned to Arizona customers that originated with a refund received by Southwest during the third quarter of 2018 from a rate case settlement associated with El Paso Natural Gas, L.L.C. (“El Paso”). Effective April 2020, the special per-therm PGA credit associated with the return of the El Paso refund to Southwest’s Arizona customers was terminated.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	March 31, 2020	December 31, 2019	March 31, 2019
Arizona	$(17,538)	$(59,259)	$(72,213)
Northern Nevada	(3,154)	11,894	12,962
Southern Nevada	(2,585)	32,518	51,221
California	(3,221)	(1,496)	1,059
	$(26,498)	$(16,343)	$(6,971)
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $83 million in the first three months of 2020 as compared to the same period of 2019. The improvement in cash flows primarily resulted from collections of amounts under purchased gas adjustment mechanisms, collection of the remaining half ($35 million) of the Arizona decoupling mechanism balance that was outstanding as of the end of 2018, as well as benefits from depreciation and impacts of other working capital components overall. These impacts were offset by a decrease in net income and a $50 million supplemental contribution for pension funding made in January 2020 (reflected as a Changes in other liabilities and deferred credits in the Condensed Consolidated Statements of Cash Flows of both the Company and Southwest).
Investing Cash Flows. Cash used in consolidated investing activities decreased $7 million in the first three months of 2020 as compared to the same period of 2019. The change was primarily due to an increase in utility customer advances and proceeds from sales of equipment at the utility infrastructure services segment.
Financing Cash Flows. Net cash used in consolidated financing activities increased $90 million in the first three months of 2020 as compared to the same period of 2019. The change was primarily due to payments related to the portion of the credit facility utilized for working capital purposes at Southwest ($133 million) offset by higher borrowings at Southwest Gas Holdings, Inc. ($43 million) and a decrease of issuances of common stock under the Company’s Equity Shelf Program, as there were none during the first three months of 2020 as compared to $23 million during the first quarter of 2019. Additionally, Centuri received a net $26 million in additional proceeds between a $50 million equipment loan in 2020 and a net paydown of credit facility and long-term debt borrowings as compared to the same period in the prior year. See Note 4 – Common Stock and Note 5 – Debt.
During the three months ended March 31, 2020, the Company issued 47,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $3.1 million.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and utility infrastructure services segments. Each business activity is generally responsible for securing its own external debt financing sources. However, the holding company may raise funds through stock issuance or other external financing sources in support of each business segment, as discussed in Note 4 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $89 million in the first three months of 2020 as compared to the same period of 2019. The improvement in operating cash flows was attributable to impacts related to deferred purchased gas costs and recoveries related to the Arizona decoupling mechanism noted above, as well as other working capital components overall, and benefits from depreciation, offset by a decrease in net income and the supplemental contribution for pension funding in 2020.
Investing Cash Flows. Cash used in investing activities increased $7 million in the first three months of 2020 as compared to the same period of 2019. The change was primarily due to additional capital expenditures in 2020.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Financing Cash Flows. Net cash used in financing activities increased $109 million in the first three months of 2020 as compared to the same period of 2019. The increase was primarily due to payments in the current period related to the portion of Southwest’s revolving credit facility designated for working capital purposes, offset by an increase in capital contributions from Southwest Gas Holdings, Inc.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended March 31, 2020, construction expenditures for the natural gas operations segment were $788 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $456 million during this time, and provided approximately 52% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2022 will be approximately $2.1 billion. Of this amount, approximately $650 million to $700 million is scheduled to be incurred in 2020. Southwest plans to continue to request regulatory support as necessary and appropriate to accelerate projects that improve system flexibility and reliability (including replacement of early vintage plastic and steel pipe). Southwest may expand existing, or initiate new, programs. Significant replacement activities are currently expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL and VSP programs, and Spring Creek in Nevada. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% of the funding for gas operations total construction expenditures and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform, as well as growth levels in Southwest’s service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
In May 2019, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the Equity Shelf Program). The Company issued no stock under this multi-year program during the first quarter of 2020; approximately $176 million is available under the program as of March 31, 2020. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the twelve months ended March 31, 2020, 1,478,945 shares were issued in at-the-market offerings at an average price of $84.07 per share with gross proceeds of $124.3 million, agent commissions of $1.2 million, and net proceeds of $123.1 million under the Company’s equity shelf program noted above.
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The Company estimates bonus depreciation will defer the payment of approximately $10 million of federal income taxes for 2020, none of which relates to utility operations.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity.
The Company remains focused on the safety and well-being of our employees and on the service of our customers. The Company will continuously review and assess the ongoing impacts of the COVID-19 pandemic, including those on our customers, suppliers, and business. As of March 31, 2020, the Company’s Cash and cash equivalents were $61 million, and the Company had access to $454 million of borrowing capacity under the Company’s various credit facilities, which management believes will help manage the impacts of the COVID-19 pandemic on its business and address related liquidity needs if they should arise.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2020, the combined balance in the PGA accounts totaled an over-collection of $26 million. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million; on April 10, 2020, the existing credit facility was amended to extend the maturity date to April 10, 2025, while maintaining the borrowing capacity at $100 million. The Company intends to utilize this facility for short-term financing needs. At March 31, 2020, $60 million was outstanding under this facility.
Southwest has a credit facility, with a borrowing capacity of $400 million; on April 10, 2020, Southwest amended the credit facility agreement which extended the maturity date to April 10, 2025. The revolving borrowing capacity under the amended credit facility agreement remains at $400 million. Southwest designated $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first three months of 2020 was $150 million, the same amount which was outstanding as of March 31, 2020. Additionally, the maximum amount outstanding on the short-term portion of the credit facility during the first three months of 2020 was $194 million. As of March 31, 2020, $97 million of borrowings were outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. It has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2020 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2020, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 5 – Debt). The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 30, 2023. It is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2020 totaled $1.2 billion. The maximum amount outstanding on the facility during the first three months of 2020 was $286 million; of which $242 million was outstanding on the term portion. As of March 31, 2020, $43 million was outstanding on the revolving credit facility. As of March 31, 2020, there was $233 million outstanding on the term loan portion of the facility. Also at March 31, 2020, there was approximately $261 million, net of letters of credit, available under the line of credit.
On April 10, 2020, the holding company and Southwest amended their respective credit facility agreements, see above. Interest rates for the amended credit facilities are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on each entities respective senior unsecured long-term debt rating. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, each entity may amend their respective credit facility with a replacement rate as set forth in the amended credit facility agreement. It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of March 31, 2020, $60 million borrowings were outstanding for the holding company under its credit facility (see Note 5 – Debt), all of Southwest’s outstanding borrowings of $247 million under its credit facility (other than from its commercial paper program), and $177 million of Centuri’s indebtedness under its facility have interest rates with reference to LIBOR and maturity dates that extend beyond 2021. The outstanding amounts reflect approximately 11% of Southwest’s total debt and 18% of total debt (including current maturities) for

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, impacts from the novel Coronavirus (COVID-19), including on our employees, customers, supply chain, transportation network, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic, expected impacts of valuation adjustments associated with the redeemable noncontrolling interest in Linetec, the impacts of the U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2020 or future period revenues from regulatory rate proceedings including amounts requested from the recently filed and ongoing general rate cases, the outcome of judicial review of the recently concluded Nevada rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the Equity Shelf Program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including the ongoing general rate cases and the final resolution for recovery of the CDMI in all jurisdictions, and statements regarding approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a sustained restriction on commerce by government officials, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus, the ability to collect on customer accounts due to the current or an extended moratorium on late fees or service disconnection, the ability to obtain regulatory recovery of all costs and financial impacts resulting form this pandemic, the ability of infrastructure services business to resume work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation including related to personnel distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus following the resumption of commerce in our territories, and decisions of Centuri customers as to whether to pursue capital projects due to economic impacts resulting from the pandemic, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding natural gas or alternative energy, the regulatory support for ongoing infrastructure programs, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, future acquisition-related costs, impacts of changes in value of the redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10‑K for the year ended December 31, 2019, and Item 1A. Risk Factors, as updated in association with this Quarterly Report on Form 10‑Q.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2019 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.
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
Based on the most recent evaluation, as of March 31, 2020, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of March 31, 2020, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2020 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
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
ITEM 1A. Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 2, 2020, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities. The following risk factor is being provided to supplement and update the risk factors set forth in Part I, Item IA, “Risk Factors” of our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

Risk Factor that applies to Southwest Gas Holdings, Inc., Natural Gas Operations, and Utility Infrastructure Services
The Ongoing COVID-19 Pandemic and Measures Intended to Prevent its Spread Could Have a Material Adverse Effect on our Business, Results of Operations, Cash Flows and Financial Condition.
Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Substantially all of our properties are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate.
Although our utility operations and, to a large extent, our utility infrastructure services segment have been deemed “essential services,” our business may be materially and adversely impacted by the COVID-19 pandemic and measures to prevent its spread in a number of ways. The COVID-19 pandemic has resulted in significant unemployment, which may impact our customers’ ability to timely pay their bills. We have implemented flexible payment plan options, additional protections for income-qualified customers, as well as the suspension of disconnections for non-payment and the waiver of deposit and late fee requirements. As a result, we have continued providing services even in scenarios where payment is not guaranteed. Although we may be able to seek recovery of some losses through the regulatory process, we can provide no assurances that we will be able to recover such losses in full or at all. In addition, our supply chain related to necessary equipment and materials may be significantly disrupted if the current crisis continues for an extended period of time.
Furthermore, the COVID-19 pandemic has delayed certain construction projects in our utility infrastructure services segment. We can provide no assurances as to whether future delays will occur or as to the impact of such delays. In addition, there may be disruptions in the amount or timing of work awarded to our utility infrastructure services business. Our ability to perform work for which we are contracted could also be impacted by the pandemic if our workforce experiences significant infection. Any of the foregoing could have an adverse impact on our results of operations and financial condition.
The uncertainties have resulted in significant volatility in securities markets. If these disruptions were to continue, they may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which would have an adverse effect on our liquidity position.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
ITEMS 2 through 3
None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01	-	Amendment to the Centuri Group, Inc. Executive Deferred Compensation Plan.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: May 7, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: May 7, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

