Form 10-Q
period 2020-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2020-08-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 55,914,516 shares as of July 31, 2020.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 31, 2020.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$8,086,597	$7,813,221
Less: accumulated depreciation	(2,367,836)	(2,313,050)
Construction work in progress	217,616	185,026
Net utility plant	5,936,377	5,685,197
Other property and investments	809,111	784,173
Current assets:
Cash and cash equivalents	199,591	49,539
Accounts receivable, net of allowances	480,077	474,097
Accrued utility revenue	35,800	79,100
Income taxes receivable, net	4,077	31,751
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	147,655	180,957
Total current assets	867,200	859,856
Noncurrent assets:
Goodwill	337,978	343,023
Deferred income taxes	632	856
Deferred charges and other assets	474,737	496,943
Total noncurrent assets	813,347	840,822
Total assets	$8,426,035	$8,170,048
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 55,909,903 and 55,007,433 shares)	$57,540	$56,637
Additional paid-in capital	1,523,630	1,466,937
Accumulated other comprehensive loss, net	(55,617)	(56,732)
Retained earnings	1,085,742	1,039,072
Total equity	2,611,295	2,505,914
Redeemable noncontrolling interest	86,921	84,542
Long-term debt, less current maturities	2,639,317	2,300,482
Total capitalization	5,337,533	4,890,938
Current liabilities:
Current maturities of long-term debt	171,668	163,512
Short-term debt	58,000	211,000
Accounts payable	189,373	238,921
Customer deposits	69,898	69,165
Income taxes payable, net	—	2,069
Accrued general taxes	48,220	48,160
Accrued interest	21,525	21,329
Deferred purchased gas costs	69,938	60,755
Other current liabilities	289,395	264,950
Total current liabilities	918,017	1,079,861
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	631,388	599,840
Accumulated removal costs	401,000	395,000
Other deferred credits and other long-term liabilities	1,138,097	1,204,409
Total deferred income taxes and other credits	2,170,485	2,199,249
Total capitalization and liabilities	$8,426,035	$8,170,048
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Operating revenues:
Gas operating revenues	$262,434	$258,711	$765,261	$779,388	$1,354,812	$1,367,124
Utility infrastructure services revenues	494,813	454,300	828,306	767,162	1,812,122	1,634,226
Total operating revenues	757,247	713,011	1,593,567	1,546,550	3,166,934	3,001,350
Operating expenses:
Net cost of gas sold	67,473	65,182	228,294	257,786	355,672	407,976
Operations and maintenance	99,419	105,293	203,200	211,538	415,812	410,145
Depreciation and amortization	77,217	70,342	164,870	147,881	320,226	273,308
Taxes other than income taxes	15,342	15,126	31,720	31,332	62,716	61,307
Utility infrastructure services expenses	430,224	402,199	749,538	702,664	1,620,101	1,478,730
Total operating expenses	689,675	658,142	1,377,622	1,351,201	2,774,527	2,631,466
Operating income	67,572	54,869	215,945	195,349	392,407	369,884
Other income and (expenses):
Net interest deductions	(26,450)	(26,831)	(54,830)	(53,228)	(110,828)	(103,616)
Other income (deductions)	7,925	1,146	(12,845)	7,985	(10,745)	(2,401)
Total other income and (expenses)	(18,525)	(25,685)	(67,675)	(45,243)	(121,573)	(106,017)
Income before income taxes	49,047	29,184	148,270	150,106	270,834	263,867
Income tax expense	9,166	6,352	35,384	31,890	59,517	63,844
Net income	39,881	22,832	112,886	118,216	211,317	200,023
Net income attributable to noncontrolling interests	1,916	776	2,379	1,351	3,739	1,523
Net income attributable to Southwest Gas Holdings, Inc.	$37,965	$22,056	$110,507	$116,865	$207,578	$198,500
Earnings per share:
Basic	$0.68	$0.41	$2.00	$2.18	$3.77	$3.82
Diluted	$0.68	$0.41	$1.99	$2.18	$3.76	$3.82
Weighted average shares:
Basic	55,462	53,935	55,386	53,654	55,105	51,914
Diluted	55,532	54,003	55,448	53,716	55,171	51,977
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Net income	$39,881	$22,832	$112,886	$118,216	$211,317	$200,023
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	242	440	483	923	990
Amortization of net actuarial loss	7,187	4,441	14,375	8,883	23,258	21,658
Prior service cost	—	—	—	—	(1,426)	—
Regulatory adjustment	(6,380)	(4,064)	(12,760)	(8,128)	23,445	(2,895)
Net defined benefit pension plans	1,027	619	2,055	1,238	(7,826)	4,229
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	636	1,271	1,271	2,541	2,541
Net forward-starting interest rate swaps	635	636	1,271	1,271	2,541	2,541
Foreign currency translation adjustments	1,794	787	(2,211)	1,578	(1,751)	169
Total other comprehensive income (loss), net of tax	3,456	2,042	1,115	4,087	(7,036)	6,939
Comprehensive income	43,337	24,874	114,001	122,303	204,281	206,962
Comprehensive income attributable to noncontrolling interests	1,916	776	2,379	1,351	3,739	1,523
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$41,421	$24,098	$111,622	$120,952	$200,542	$205,439
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$112,886	$118,216	$211,317	$200,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,870	147,881	320,226	273,308
Deferred income taxes	31,121	31,831	53,452	49,554
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(9,746)	(2,612)	(61,379)	(5,770)
Accrued utility revenue	43,300	42,300	(900)	(700)
Deferred purchased gas costs	53,595	(43,341)	38,445	5,128
Accounts payable	(47,198)	(48,155)	(908)	8,088
Accrued taxes	9,019	(2,272)	16,534	3,123
Other current assets and liabilities	78,538	54,988	97,687	17,721
Gains on sale of equipment	(309)	(831)	(4,951)	(2,284)
Changes in undistributed stock compensation	4,332	4,702	6,526	7,513
Equity AFUDC	(2,181)	(1,967)	(4,375)	(5,008)
Changes in deferred charges and other assets	(8,268)	(15,870)	(13,449)	(16,486)
Changes in other liabilities and deferred credits	(54,819)	(6,454)	(61,129)	26,040
Net cash provided by operating activities	375,140	278,416	597,096	560,250
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(423,435)	(471,578)	(890,005)	(898,481)
Acquisition of businesses, net of cash acquired	(250)	(19,533)	(28,355)	(266,697)
Changes in customer advances	4,098	9,483	13,616	14,788
Other	5,045	1,159	19,039	2,936
Net cash used in investing activities	(414,542)	(480,469)	(885,705)	(1,147,454)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	55,498	102,743	110,701	388,006
Dividends paid	(61,445)	(56,738)	(120,834)	(107,993)
Issuance of long-term debt, net	620,303	421,594	730,305	531,368
Retirement of long-term debt	(117,536)	(53,604)	(277,721)	(190,586)
Change in credit facility and commercial paper	(150,000)	(104,000)	(46,000)	(2,000)
Change in short-term debt	(153,000)	(152,000)	58,000	(22,500)
Principal payments on finance lease obligations	(102)	(107)	(207)	(439)
Withholding remittance - share-based compensation	(2,736)	(1,856)	(2,738)	(2,112)
Other	(1,358)	(966)	(1,668)	(2,812)
Net cash provided by financing activities	189,624	155,066	449,838	590,932
Effects of currency translation on cash and cash equivalents	(170)	72	(84)	(12)
Change in cash and cash equivalents	150,052	(46,915)	161,145	3,716
Cash and cash equivalents at beginning of period	49,539	85,361	38,446	34,730
Cash and cash equivalents at end of period	$199,591	$38,446	$199,591	$38,446
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$51,430	$49,996	$103,692	$96,476
Income taxes paid (received), net	$(19,410)	$1,832	$(18,490)	$(13,454)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock shares
Beginning balances	55,126	53,391	55,007	53,026
Common stock issuances	784	930	903	1,295
Ending balances	55,910	54,321	55,910	54,321
Common stock amount
Beginning balances	$56,756	$55,021	$56,637	$54,656
Common stock issuances	784	930	903	1,295
Ending balances	57,540	55,951	57,540	55,951
Additional paid-in capital
Beginning balances	1,470,411	1,332,793	1,466,937	1,305,769
Common stock issuances	53,219	77,582	56,693	104,606
Change in ownership of noncontrolling interest	—	(452)	—	(452)
Ending balances	1,523,630	1,409,923	1,523,630	1,409,923
Accumulated other comprehensive loss
Beginning balances	(59,073)	(50,623)	(56,732)	(52,668)
Foreign currency exchange translation adjustment	1,794	787	(2,211)	1,578
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,027	619	2,055	1,238
FSIRS amounts reclassified to net income, net of tax	635	636	1,271	1,271
Ending balances	(55,617)	(48,581)	(55,617)	(48,581)
Retained earnings
Beginning balances	1,079,801	1,009,809	1,039,072	944,285
Net income	37,965	22,056	110,507	116,865
Dividends declared	(32,024)	(29,795)	(63,837)	(59,080)
Ending balances	1,085,742	1,002,070	1,085,742	1,002,070
Total Southwest Gas Holdings, Inc. equity ending balances	2,611,295	2,419,363	2,611,295	2,419,363
Noncontrolling interest
Beginning balances	—	(452)	—	(452)
Change in ownership of noncontrolling interest	—	452	—	452
Ending balances	—	—	—	—
Total equity ending balances	$2,611,295	$2,419,363	$2,611,295	$2,419,363
Dividends declared per common share	$0.57	$0.545	$1.14	$1.09
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$8,086,597	$7,813,221
Less: accumulated depreciation	(2,367,836)	(2,313,050)
Construction work in progress	217,616	185,026
Net utility plant	5,936,377	5,685,197
Other property and investments	130,634	133,787
Current assets:
Cash and cash equivalents	190,784	40,489
Accounts receivable, net of allowance	93,746	150,793
Accrued utility revenue	35,800	79,100
Income taxes receivable, net	—	25,901
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	123,829	165,639
Total current assets	444,159	506,334
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	454,478	463,333
Total noncurrent assets	464,573	473,428
Total assets	$6,975,743	$6,798,746
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,329,843	1,229,083
Accumulated other comprehensive loss, net	(51,825)	(55,151)
Retained earnings	824,847	782,108
Total equity	2,151,977	2,005,152
Long-term debt, less current maturities	2,287,418	1,991,333
Total capitalization	4,439,395	3,996,485
Current liabilities:
Current maturities of long-term debt	125,000	125,000
Short-term debt	—	194,000
Accounts payable	91,482	149,368
Customer deposits	69,898	69,165
Income taxes payable	8,538	—
Accrued general taxes	48,220	48,160
Accrued interest	21,470	21,256
Deferred purchased gas costs	69,938	60,755
Payable to parent	309	844
Other current liabilities	139,324	126,573
Total current liabilities	574,179	795,121
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	558,285	539,050
Accumulated removal costs	401,000	395,000
Other deferred credits and other long-term liabilities	1,002,884	1,073,090
Total deferred income taxes and other credits	1,962,169	2,007,140
Total capitalization and liabilities	$6,975,743	$6,798,746
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Gas operating revenues	$262,434	$258,711	$765,261	$779,388	$1,354,812	$1,367,124
Operating expenses:
Net cost of gas sold	67,473	65,182	228,294	257,786	355,672	407,976
Operations and maintenance	99,320	104,991	202,408	210,533	414,049	407,948
Depreciation and amortization	53,198	49,343	117,923	106,955	226,588	201,146
Taxes other than income taxes	15,342	15,126	31,720	31,332	62,716	61,307
Total operating expenses	235,333	234,642	580,345	606,606	1,059,025	1,078,377
Operating income	27,101	24,069	184,916	172,782	295,787	288,747
Other income and (expenses):
Net interest deductions	(23,991)	(23,345)	(49,049)	(46,444)	(97,631)	(88,780)
Other income (deductions)	7,838	1,592	(12,698)	7,538	(10,719)	(3,005)
Total other income and (expenses)	(16,153)	(21,753)	(61,747)	(38,906)	(108,350)	(91,785)
Income before income taxes	10,948	2,316	123,169	133,876	187,437	196,962
Income tax expense (benefit)	(994)	(1,053)	27,628	27,118	35,483	44,333
Net income	$11,942	$3,369	$95,541	$106,758	$151,954	$152,629
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Net income	$11,942	$3,369	$95,541	$106,758	$151,954	$152,629
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	242	440	483	923	990
Prior service cost	—	—	—	—	(1,426)	—
Amortization of net actuarial loss	7,187	4,441	14,375	8,883	23,258	21,658
Regulatory adjustment	(6,380)	(4,064)	(12,760)	(8,128)	23,445	(2,895)
Net defined benefit pension plans	1,027	619	2,055	1,238	(7,826)	4,229
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	635	636	1,271	1,271	2,541	2,541
Net forward-starting interest rate swaps	635	636	1,271	1,271	2,541	2,541
Total other comprehensive income (loss), net of tax	1,662	1,255	3,326	2,509	(5,285)	6,770
Comprehensive income	$13,604	$4,624	$98,867	$109,267	$146,669	$159,399
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$95,541	$106,758	$151,954	$152,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,923	106,955	226,588	201,146
Deferred income taxes	18,186	28,183	23,684	43,811
Changes in current assets and liabilities:
Accounts receivable, net of allowance	57,047	46,626	(316)	(9,787)
Accrued utility revenue	43,300	42,300	(900)	(700)
Deferred purchased gas costs	53,595	(43,341)	38,445	5,128
Accounts payable	(53,712)	(74,787)	(6,398)	716
Accrued taxes	17,746	(52)	26,693	(6,008)
Other current assets and liabilities	71,512	74,589	86,094	7,511
Changes in undistributed stock compensation	3,494	3,760	4,880	5,895
Equity AFUDC	(2,181)	(1,967)	(4,375)	(5,008)
Changes in deferred charges and other assets	(13,689)	(20,336)	(25,120)	(21,895)
Changes in other liabilities and deferred credits	(55,173)	(6,836)	(61,698)	25,356
Net cash provided by operating activities	353,589	261,852	459,531	398,794
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(354,501)	(365,251)	(767,998)	(762,121)
Changes in customer advances	4,098	9,483	13,616	14,788
Other	100	(49)	54	(813)
Net cash used in investing activities	(350,303)	(355,817)	(754,328)	(748,146)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	99,500	102,092	157,344	159,045
Dividends paid	(51,100)	(46,300)	(100,700)	(90,300)
Issuance of long-term debt, net	446,508	297,222	446,508	297,222
Change in credit facility and commercial paper	(150,000)	(104,000)	(46,000)	(2,000)
Change in short-term debt	(194,000)	(152,000)	—	—
Withholding remittance - share-based compensation	(2,736)	(1,856)	(2,738)	(2,111)
Other	(1,163)	(712)	(1,276)	(961)
Net cash provided by financing activities	147,009	94,446	453,138	360,895

Change in cash and cash equivalents	150,295	481	158,341	11,543
Cash and cash equivalents at beginning of period	40,489	31,962	32,443	20,900
Cash and cash equivalents at end of period	$190,784	$32,443	$190,784	$32,443
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$46,576	$42,853	$92,381	$83,206
Income taxes paid (received), net	$(22,962)	$(22)	$(22,262)	$(16,764)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,279,208	1,089,002	1,229,083	1,065,242
Share-based compensation	1,135	1,297	1,260	2,215
Contributions from Southwest Gas Holdings, Inc.	49,500	79,250	99,500	102,092
Ending balances	1,329,843	1,169,549	1,329,843	1,169,549
Accumulated other comprehensive loss
Beginning balances	(53,487)	(47,795)	(55,151)	(49,049)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,027	619	2,055	1,238
FSIRS amounts reclassified to net income, net of tax	635	636	1,271	1,271
Ending balances	(51,825)	(46,540)	(51,825)	(46,540)
Retained earnings
Beginning balances	839,443	797,584	782,108	717,155
Net income	11,942	3,369	95,541	106,758
Share-based compensation	(138)	(152)	(502)	(312)
Dividends declared to Southwest Gas Holdings, Inc.	(26,400)	(24,700)	(52,300)	(47,500)
Ending balances	824,847	776,101	824,847	776,101
Total Southwest Gas Corporation equity ending balances	$2,151,977	$1,948,222	$2,151,977	$1,948,222
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), and Linetec Services, LLC (“Linetec”). Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern United States (“U.S.”) and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the 2019 Annual Report to Stockholders, which is incorporated by reference into the 2019 Form 10-K.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$128,659	$132,072
Other property	1,975	1,715
Total Southwest Gas Corporation	130,634	133,787
Centuri property, equipment, and intangibles	1,041,528	983,905
Centuri accumulated provision for depreciation and amortization	(384,108)	(352,333)
Other property	21,057	18,814
Total Southwest Gas Holdings, Inc.	$809,111	$784,173
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
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents of Southwest and the Company include money market fund investments totaling approximately $40,000 for both entities at June 30, 2020, and $23.5 million and $26.7 million, for each, respectively, at December 31, 2019, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity, capital expenditures that were not paid as of period-end reporting dates but rather included in accounts payable, and right-of use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities. Amounts related to such activities were immaterial for the periods presented herein.
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
Accounts Receivable, net of allowances. Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s Accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payment history. Although Southwest seeks to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction (late fee assessment, noticing requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service). After disconnection of service, accounts are customarily written off approximately two months after inactivation. Dependent upon the jurisdiction, reestablishment of service requires both payment of previously unpaid balances and additional deposit requirements. Provisions for uncollectible accounts are recorded monthly based on experience, consideration of current and expected future conditions, customer and rate composition, and write-off processes. They are included in the ratemaking process as a cost of service. The Nevada jurisdictions have a regulatory mechanism associated with the gas cost-related portion of uncollectible accounts. Such amounts are deferred and collected through a surcharge in the ratemaking process. Due to the continued COVID-19 pandemic, and as utility service is an essential service to the residents in the states in which Southwest operates, in March 2020, Southwest implemented a temporary moratorium on disconnection of natural gas service for non-payment and also ceased charging late fees until further notice. While the moratorium continues to be in place, Southwest is actively working with customers experiencing financial hardship by means of flexible payment options. Management continues to monitor expected credit losses in light of the evolving financial impact of COVID-19. The allowance as of June 30, 2020 reflects the expected impact of COVID-19 on balances as of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

that date, including consideration of customers’ ability to pay currently and once the moratorium is lifted. The allowance was not materially adjusted as a result of the pandemic.
Utility infrastructure services contracts receivable are recorded at face amounts less an allowance for doubtful accounts. Centuri’s customers are generally investment-grade gas and electric utility companies for which Centuri has historically recognized an insignificant amount of write-offs. Centuri’s trade accounts receivable balances carry standard payment terms of up to 60 days. Centuri maintains an allowance that is an estimate based on historical collection experience, current and forward-looking estimated economic and market conditions, and a review of the current status of each customer's trade accounts receivable balance. Account balances are monitored at least monthly, and are charged off against the allowance when management determines it is probable the balance will not be recovered. Centuri has not been significantly impacted, nor does it anticipate it will experience significant difficulty in collecting amounts due, as a result of the current environment surrounding COVID-19 given the nature of its customers.
Activity between periods in the allowance for uncollectibles and the balances as of the periods presented within the Company’s and Southwest’s financial statements were not material to the condensed consolidated financial statements.
Income Taxes. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act provides a number of tax provisions and stimulus measures, including changes to prior and future limitations on interest deductions, the ability to accelerate refund of Alternative Minimum Tax credits, elective deferment of payment related to the employer portion of Social Security taxes, and the creation of certain refundable employee retention credits, among other things. Management does not anticipate the impacts related to the CARES Act to have a material effect on the Company’s or Southwest’s results of operations, financial position, or liquidity.
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $57 million at both June 30, 2020 and December 31, 2019 (carried at weighted average cost), in addition to $33 million at December 31, 2019 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program), with no corresponding asset balance at June 30, 2020.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2019, management also qualitatively assessed whether events during the first six months of 2020 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred.

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2019	$10,095	$332,928	$343,023
Foreign currency translation adjustment	—	(5,045)	(5,045)
June 30, 2020	$10,095	$327,883	$337,978
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for Southwest includes $26.4 million and $25.2 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. as of June 30, 2020 and December 31, 2019, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$12,000	$3,400	$(3,500)	$11,000	$2,900	$6,500
Interest income	414	1,822	1,802	3,419	4,739	6,644
Equity AFUDC	1,120	1,007	2,181	1,967	4,375	5,008
Other components of net periodic benefit cost	(5,006)	(3,765)	(10,011)	(7,530)	(17,540)	(18,060)
Miscellaneous income and (expense)	(690)	(872)	(3,170)	(1,318)	(5,193)	(3,097)
Southwest Gas Corporation - total other income (deductions)	7,838	1,592	(12,698)	7,538	(10,719)	(3,005)
Utility infrastructure services segment:
Interest income	—	—	—	—	—	86
Foreign transaction gain (loss)	(6)	21	(16)	552	(22)	(19)
Miscellaneous income and (expense)	93	(498)	(139)	(154)	(65)	462
Centuri - total other income (deductions)	87	(477)	(155)	398	(87)	529
Corporate and administrative	—	31	8	49	61	75
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$7,925	$1,146	$(12,845)	$7,985	$(10,745)	$(2,401)
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
Management does not currently anticipate entering into new Swaps in the near term; the longest maturity date of the Swaps as of June 30, 2020 is October 2020.
Master netting arrangements exist with each counterparty that provide for the net settlement of all contracts through a single payment. Management has elected to reflect the net amounts in its balance sheets, which were immaterial at June 30, 2020.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. However, the carrying value was greater than the fair value as of June 30, 2020, and no previous upward redemption value adjustments were made following the acquisition date. SEC guidance indicates that a redemption value adjustment would not be made under these circumstances. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$84,542
Net income attributable to redeemable noncontrolling interest	2,379
Balance, June 30, 2020	$86,921
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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(In thousands)	2020	2019	2020	2019	2020	2019
Average basic shares	55,462	53,935	55,386	53,654	55,105	51,914
Effect of dilutive securities:
Management Incentive Plan shares	—	11	—	11	6	18
Restricted stock units (1)	70	57	62	51	60	45
Average diluted shares	55,532	54,003	55,448	53,716	55,171	51,977
(1) The number of securities granted included 63,000 and 49,000 performance shares during the three months ending June 30, 2020 and 2019, 57,000 and 45,000 performance shares during the six months ending June 30, 2020 and 2019, and 51,000 and 36,000 performance shares during the twelve months ending June 30, 2020 and 2019, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2020:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company and Southwest adopted the update in the first quarter of 2020, and concluded the impact was not material to the condensed consolidated financial statements of the Company or Southwest. See Accounts receivable, net of allowances above.
In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the update, an entity will apply a one-step quantitative test as opposed to a two-step test as previously required, and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The Company and Southwest adopted the update in the first quarter of 2020 and will apply the update prospectively in any future goodwill impairment tests.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Southwest adopted the update in the first quarter of 2020 using the prospective transition method. The Company and Southwest have no material implementation costs related to cloud computing arrangements.
Recently issued accounting pronouncements that will be effective after 2020:
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
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The update applies only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made or entered into after December 31, 2022. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures. See also LIBOR discussion in Note 5 – Debt.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
The service cost component of net periodic benefit costs included in the table below is a component of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of each entity.

	Qualified Retirement Plan
	June 30,
	Three Months		Six Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$8,575	$6,466	$17,149	$12,932	$30,081	$27,209
Interest cost	11,389	12,251	22,777	24,503	47,280	46,590
Expected return on plan assets	(16,324)	(15,061)	(32,648)	(30,122)	(62,770)	(59,500)
Amortization of net actuarial loss	9,006	5,589	18,013	11,178	29,191	27,236
Net periodic benefit cost	$12,646	$9,245	$25,291	$18,491	$43,782	$41,535

	SERP
	June 30,
	Three Months		Six Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$97	$67	$195	$133	$328	$256
Interest cost	402	440	803	880	1,683	1,709
Amortization of net actuarial loss	451	255	902	510	1,412	1,261
Net periodic benefit cost	$950	$762	$1,900	$1,523	$3,423	$3,226

	PBOP
	June 30,
	Three Months		Six Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$395	$319	$791	$638	$1,429	$1,374
Interest cost	645	762	1,290	1,524	2,812	2,898
Expected return on plan assets	(852)	(789)	(1,704)	(1,578)	(3,282)	(3,436)
Amortization of prior service costs	289	318	578	635	1,214	1,302
Net periodic benefit cost	$477	$610	$955	$1,219	$2,173	$2,138

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Residential	$181,298	$164,873	$559,853	$582,101	$950,540	$958,008
Small commercial	41,455	50,184	123,918	139,794	233,241	251,281
Large commercial	9,979	11,123	22,646	25,085	46,496	49,703
Industrial/other	6,499	5,413	13,201	11,891	23,384	23,379
Transportation	19,835	21,815	44,241	46,717	89,904	88,934
Revenue from contracts with customers	259,066	253,408	763,859	805,588	1,343,565	1,371,305
Alternative revenue program revenues (deferrals)	4,111	3,392	346	(31,153)	6,387	(22,776)
Other revenues (1)	(743)	1,911	1,056	4,953	4,860	18,595
Total Gas operating revenues	$262,434	$258,711	$765,261	$779,388	$1,354,812	$1,367,124
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms, such as cost-of-service components in current customer rates that are expected to be returned to customers in future periods.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Service Types:
Gas infrastructure services	$330,157	$323,817	$547,866	$521,709	$1,265,131	$1,205,197
Electric power infrastructure services	95,286	61,366	167,606	113,667	301,656	136,900
Other	69,370	69,117	112,834	131,786	245,335	292,129
Total Utility infrastructure services revenues	$494,813	$454,300	$828,306	$767,162	$1,812,122	$1,634,226

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Contract Types:
Master services agreement	$375,502	$375,860	$639,047	$611,515	$1,410,909	$1,229,388
Bid contract	119,311	78,440	189,259	155,647	401,213	404,838
Total Utility infrastructure services revenues	$494,813	$454,300	$828,306	$767,162	$1,812,122	$1,634,226

Unit price contracts	$365,253	$355,487	$608,389	$591,172	$1,397,473	$1,323,034
Fixed price contracts	36,011	4,426	63,556	42,965	133,515	107,697
Time and materials contracts	93,549	94,387	156,361	133,025	281,134	203,495
Total Utility infrastructure services revenues	$494,813	$454,300	$828,306	$767,162	$1,812,122	$1,634,226

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of June 30, 2020 and December 31, 2019 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Contracts receivable, net	$240,917	$223,904
Revenue earned on contracts in progress in excess of billings	145,414	99,399
Amounts billed in excess of revenue earned on contracts	6,633	4,525
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2019 to June 30, 2020 is due to revenue recognized of $4.5 million that was included in this item as of January 1, 2020, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of June 30, 2020, Centuri had 26 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2020 was $60.1 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Billed on completed contracts and contracts in progress	$235,971	$216,268
Other receivables	5,389	8,456
Contracts receivable, gross	241,360	224,724
Allowance for doubtful accounts	(443)	(820)
Contracts receivable, net	$240,917	$223,904

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Note 4 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides the activity under the Equity Shelf Program for the three-month and life-to-date periods ended June 30, 2020:

	Three Months Ended	Life-To-Date Ended
	June 30, 2020
Gross proceeds	$49,999,986	$174,337,234
Less: agent commissions	(499,999)	(1,743,372)
Net proceeds	$49,499,987	$172,593,862
Number of shares sold	720,212	2,199,157
Weighted average price per share	$69.42	$79.27
As of June 30, 2020, the Company had up to $125,662,766 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the six months ended June 30, 2020, the Company issued approximately 96,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Additionally, during the six months ended June 30, 2020, the Company issued 86,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $6 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. However, details surrounding the fair value and individual carrying values of instruments are discussed below or provided in the table that follows.
The fair values of Southwest’s revolving credit facility (including commercial paper) and the variable-rate Industrial Development Revenue Bonds (“IDRBs”) approximate their carrying values. The fair values of the revolving credit facility and IDRBs are categorized as Level 1 based on the FASB’s fair value hierarchy, due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. Additionally, the borrowings by Southwest under its revolving credit facility are generally repaid quickly and the IDRBs have interest rates that reset frequently.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

	June 30, 2020		December 31, 2019
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$125,000	$125,591	$125,000	$126,673
Notes, 6.1%, due 2041	125,000	170,349	125,000	162,666
Notes, 3.875%, due 2022	250,000	261,013	250,000	258,550
Notes, 4.875%, due 2043	250,000	311,565	250,000	291,928
Notes, 3.8%, due 2046	300,000	328,707	300,000	308,307
Notes, 3.7%, due 2028	300,000	336,504	300,000	320,685
Notes, 4.15%, due 2049	300,000	325,410	300,000	330,138
Notes, 2.2%, due 2030	450,000	462,708	—	—
8% Series, due 2026	75,000	99,588	75,000	96,905
Medium-term notes, 7.78% series, due 2022	25,000	27,224	25,000	27,500
Medium-term notes, 7.92% series, due 2027	25,000	33,720	25,000	32,543
Medium-term notes, 6.76% series, due 2027	7,500	9,549	7,500	9,156
Unamortized discount and debt issuance costs	(18,488)		(14,450)
	2,214,012		1,768,050
Revolving credit facility and commercial paper	—	—	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,594)		(1,717)
	198,406		198,283
Less: current maturities	(125,000)		(125,000)
Long-term debt, less current maturities - Southwest Gas Corporation	$2,287,418		$1,991,333
Centuri:
Centuri term loan facility	$230,991	$235,906	$244,812	$252,182
Unamortized debt issuance costs	(960)		(1,101)
	230,031		243,711
Centuri secured revolving credit facility	66,645	66,672	60,021	60,057
Centuri other debt obligations	101,891	104,500	43,929	44,787
Less: current maturities	(46,668)		(38,512)
Long-term debt, less current maturities - Centuri	$351,899		$309,149
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,412,418		$2,116,333
Centuri long-term debt	398,567		347,661
Less: current maturities	(171,668)		(163,512)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,639,317		$2,300,482
Southwest has a $400 million credit facility, for which it has designated $150 million of associated capacity as long-term debt and the remaining $250 million, for working capital purposes. Interest rates for the credit facility are calculated at either the LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2020, the applicable margin is 1% for loans bearing interest with reference to LIBOR and

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

0% for loans bearing interest with reference to the alternative base rate. At June 30, 2020, there were no outstanding amounts on the long-term portion of the facility.
On April 10, 2020, Southwest amended its credit facility agreement; total borrowing capacity under the amended agreement remains $400 million. The amended agreement extended the maturity date from March 2022 to April 2025. Under the amended agreement, the applicable margin will range from 0.750% to 1.500% for loans bearing interest with reference to LIBOR and from 0.000% to 0.500% for loans bearing interest with reference to an alternate base rate. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest may further amend the credit facility with a replacement rate as set forth in the amended agreement. Southwest is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. The amended agreement contains certain representations and warranties and affirmative and negative covenants similar to those contained in the previous agreement. In addition, the amended agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At June 30, 2020, no borrowings were outstanding under the commercial paper program.
In June 2020, Southwest issued $450 million aggregate principal amount of 2.20% Senior Notes at a discount of 0.126%. The notes will mature in June 2030. A portion of the net proceeds was used to reduce borrowings under Southwest’s credit facility. Additionally, Southwest intends to use a portion of the net proceeds from the issuance of the 2.20% Senior Notes to redeem the 4.45% $125 million Notes due in December 2020. On July 31, 2020, Southwest provided notice to the holders of the 4.45% Notes of Southwest’s intention to redeem the notes in full on September 1, 2020 at a redemption price of 100% plus accrued and unpaid interest.
Centuri has a $590 million senior secured revolving credit and term loan facility, scheduled to expire in November 2023. The capacity of the line of credit portion of the facility is $325 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of approximately $265 million. The $590 million facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at June 30, 2020 totaled $1.3 billion. At June 30, 2020, $298 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility. Centuri also received proceeds of $70 million in equipment loans in 2020, which were used for repayment of outstanding borrowings on the line of credit.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is primarily used for short-term financing needs. There was $58 million outstanding under this credit facility as of June 30, 2020.
On April 10, 2020, Southwest Gas Holdings, Inc. amended its existing credit facility, extending the maturity date to April 2025. The revolving borrowing capacity under the amended agreement remains at $100 million. Interest rates for the amended facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest Gas Holdings, Inc.’s senior unsecured long-term debt rating. The applicable margin under the amended agreement ranges from 0.750% to 1.500% for loans bearing interest with reference to LIBOR and from 0.000% to 0.500% for loans bearing interest with reference to the alternate base rate. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest Gas Holdings, Inc. may amend the credit facility agreement with a replacement rate, as set forth in the amended agreement. Southwest Gas Holdings, Inc. is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. The amended agreement contains certain representations and warranties and affirmative and negative covenants similar to those contained in the previous agreement. In addition, the amended agreement contains a financial covenant requiring Southwest Gas Holdings, Inc. to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
As discussed previously, under Southwest’s $400 million credit facility, $250 million has been designated by management for working capital purposes. Southwest had no short-term borrowings outstanding at June 30, 2020 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

LIBOR
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of June 30, 2020, $58 million and $188 million, respectively, for the holding company and Centuri, was outstanding under credit facilities whereby interest was with reference to LIBOR and for which maturity dates extend beyond 2021; no such borrowings were outstanding for Southwest. As of June 30, 2020, these LIBOR-based borrowings approximately 9% of total debt (including current maturities) for the Company overall. Southwest and Southwest Gas Holdings, Inc., in accordance with the April 2020 amendments to their respective facilities, may make further amendments with replacement rates if LIBOR is discontinued. However, replacement rates are not currently determinable. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will continue to monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Note 6 – Other Comprehensive Income and Accumulated Other Comprehensive Income
The following information presents the Company’s Other comprehensive income (loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity.
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$289	$(69)	$220	$318	$(76)	$242
Amortization of net actuarial (gain)/loss	9,457	(2,270)	7,187	5,844	(1,403)	4,441
Regulatory adjustment	(8,395)	2,015	(6,380)	(5,348)	1,284	(4,064)
Pension plans other comprehensive income (loss)	1,351	(324)	1,027	814	(195)	619
FSIRS (designated hedging activities):
Amounts reclassified into net income	836	(201)	635	836	(200)	636
FSIRS other comprehensive income (loss)	836	(201)	635	836	(200)	636
Total other comprehensive income (loss) - Southwest Gas Corporation	2,187	(525)	1,662	1,650	(395)	1,255
Foreign currency translation adjustments:
Translation adjustments	1,794	—	1,794	787	—	787
Foreign currency other comprehensive income (loss)	1,794	—	1,794	787	—	787
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$3,981	$(525)	$3,456	$2,437	$(395)	$2,042

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$578	$(138)	$440	$635	$(152)	$483
Amortization of net actuarial (gain)/loss	18,915	(4,540)	14,375	11,688	(2,805)	8,883
Regulatory adjustment	(16,790)	4,030	(12,760)	(10,695)	2,567	(8,128)
Pension plans other comprehensive income (loss)	2,703	(648)	2,055	1,628	(390)	1,238
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,673	(402)	1,271	1,672	(401)	1,271
FSIRS other comprehensive income (loss)	1,673	(402)	1,271	1,672	(401)	1,271
Total other comprehensive income (loss) - Southwest Gas Corporation	4,376	(1,050)	3,326	3,300	(791)	2,509
Foreign currency translation adjustments:
Translation adjustments	(2,211)	—	(2,211)	1,578	—	1,578
Foreign currency other comprehensive income (loss)	(2,211)	—	(2,211)	1,578	—	1,578
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,165	$(1,050)	$1,115	$4,878	$(791)	$4,087

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

	Twelve Months Ended June 30, 2020			Twelve Months Ended June 30, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(71,087)	$17,061	$(54,026)	$(20,426)	$4,902	$(15,524)
Amortization of prior service cost	1,214	(291)	923	1,302	(312)	990
Amortization of net actuarial (gain)/loss	30,603	(7,345)	23,258	28,497	(6,839)	21,658
Prior service cost	(1,878)	452	(1,426)	—	—	—
Regulatory adjustment	30,849	(7,404)	23,445	(3,809)	914	(2,895)
Pension plans other comprehensive income (loss)	(10,299)	2,473	(7,826)	5,564	(1,335)	4,229
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,345	(804)	2,541	3,344	(803)	2,541
FSIRS other comprehensive income (loss)	3,345	(804)	2,541	3,344	(803)	2,541
Total other comprehensive income (loss) - Southwest Gas Corporation	(6,954)	1,669	(5,285)	8,908	(2,138)	6,770
Foreign currency translation adjustments:
Translation adjustments	(1,751)	—	(1,751)	169	—	169
Foreign currency other comprehensive income (loss)	(1,751)	—	(1,751)	169	—	169
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(8,705)	$1,669	$(7,036)	$9,077	$(2,138)	$6,939
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
Approximately $2 million of realized losses (net of tax) related to Southwest’s forward-starting interest rate swaps (“FSIRS”), included in AOCI at June 30, 2020, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(1,581)	$—	$(1,581)	$(56,732)
Translation adjustments	—	—	—	—	—	—	(2,211)	—	(2,211)	(2,211)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(2,211)	—	(2,211)	(2,211)
FSIRS amounts reclassified from AOCI (1)	—	—	—	1,673	(402)	1,271	—	—	—	1,271
Amortization of prior service cost (2)	578	(138)	440	—	—	—	—	—	—	440
Amortization of net actuarial loss (2)	18,915	(4,540)	14,375	—	—	—	—	—	—	14,375
Regulatory adjustment (3)	(16,790)	4,030	(12,760)	—	—	—	—	—	—	(12,760)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,703	(648)	2,055	1,673	(402)	1,271	(2,211)	—	(2,211)	1,115
Ending Balance AOCI June 30, 2020	$(63,898)	$15,337	$(48,561)	$(4,293)	$1,029	$(3,264)	$(3,792)	$—	$(3,792)	$(55,617)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(55,151)
FSIRS amounts reclassified from AOCI (5)	—	—	—	1,673	(402)	1,271	1,271
Amortization of prior service cost (6)	578	(138)	440	—	—	—	440
Amortization of net actuarial loss (6)	18,915	(4,540)	14,375	—	—	—	14,375
Regulatory adjustment (7)	(16,790)	4,030	(12,760)	—	—	—	(12,760)
Net current period other comprehensive income attributable to Southwest Gas Corporation	2,703	(648)	2,055	1,673	(402)	1,271	3,326
Ending Balance AOCI June 30, 2020	$(63,898)	$15,337	$(48,561)	$(4,293)	$1,029	$(3,264)	$(51,825)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Net actuarial (loss) gain	$(464,159)	$(483,074)
Prior service cost	(3,063)	(3,641)
Less: amount recognized in regulatory assets	403,324	420,114
Recognized in AOCI	$(63,898)	$(66,601)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Note 7 – Segment Information
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2020	December 31, 2019
Centuri accounts receivable for services provided to Southwest	$17,364	$15,235
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

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended June 30, 2020
Revenues from external customers	$262,434	$457,890	$—	$720,324
Intersegment revenues	—	36,923	—	36,923
Total	$262,434	$494,813	$—	$757,247
Segment net income (loss)	$11,942	$26,267	$(244)	$37,965

Three Months Ended June 30, 2019
Revenues from external customers	$258,711	$405,218	$—	$663,929
Intersegment revenues	—	49,082	—	49,082
Total	$258,711	$454,300	$—	$713,011
Segment net income (loss)	$3,369	$18,918	$(231)	$22,056

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Six Months Ended June 30, 2020
Revenues from external customers	$765,261	$758,181	$—	$1,523,442
Intersegment revenues	—	70,125	—	70,125
Total	$765,261	$828,306	$—	$1,593,567
Segment net income (loss)	$95,541	$16,063	$(1,097)	$110,507

Six Months Ended June 30, 2019
Revenues from external customers	$779,388	$679,407	$—	$1,458,795
Intersegment revenues	—	87,755	—	87,755
Total	$779,388	$767,162	$—	$1,546,550
Segment net income (loss)	$106,758	$10,887	$(780)	$116,865

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended June 30, 2020
Revenues from external customers	$1,354,812	$1,671,026	$—	$3,025,838
Intersegment revenues	—	141,096	—	141,096
Total	$1,354,812	$1,812,122	$—	$3,166,934
Segment net income (loss)	$151,954	$57,581	$(1,957)	$207,578

Twelve Months Ended June 30, 2019
Revenues from external customers	$1,367,124	$1,470,787	$—	$2,837,911
Intersegment revenues	—	163,439	—	163,439
Total	$1,367,124	$1,634,226	$—	$3,001,350
Segment net income (loss)	$152,629	$47,629	$(1,758)	$198,500

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
As of June 30, 2020, Southwest had 2,102,000 residential, commercial, industrial, and other natural gas customers, of which 1,121,000 customers were located in Arizona, 781,000 in Nevada, and 200,000 in California. Over the past twelve months, first time meter sets were approximately 36,000, compared to 33,000 for the twelve months ending June 2019. The remaining increase in active customer accounts compared to the June 30, 2019 total of 2,061,000 was primarily due to a management-initiated moratorium on disconnections as a result of the COVID-19 pandemic. As utility service is an essential service to the residents in the states in which Southwest operates, it implemented the temporary moratorium in March 2020 and also ceased charging late fees until further notice. We can provide no assurances as to when the moratorium will be lifted. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2020, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the global COVID-19 pandemic, as discussed further below, could impact these statistics and associated patterns in the short term.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings, such as with the current Arizona general rate case, whereby hearings were deferred amidst the current pandemic, and both a decision and new rate establishment are expected to occur later than originally expected. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operates in 54 primary locations across 40 states and provinces in the United States (“U.S.”) and Canada. Centuri operates in the U.S. primarily as NPL, Neuco, and Linetec, and in Canada primarily as NPL Canada.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). During the past few years, utilities have implemented or modified system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in a significant increase following those mandates in multi-year utility system replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can significantly impact operating results.
COVID-19 Pandemic
In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and President Donald Trump declared the COVID-19 outbreak a national emergency. The outbreak resulted in government officials implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. Certain jurisdictions have begun re-opening only to return to further restrictions in the face of new COVID-19 cases. In addition, governments and central banks in several parts of the world enacted fiscal and monetary stimulus measures to mitigate financial impacts of COVID-19 on individuals and businesses.
Our utility operations are considered an essential service and Southwest continues to provide services to meet the demand of its customers, even while many other types of businesses were or are closed. Consistent with federal and state guidelines, Southwest has continued to operate across its territories. Similarly, the majority of Centuri’s largest clients issued essential service letters to Centuri businesses in keeping with the federal definition of “essential” set out by the Department of Homeland Security. This allowed Centuri to similarly continue nearly all operations from the outset of the pandemic in the U.S., and demand has not significantly diminished. The ability to work may be impacted by individuals contracting or being exposed to COVID-19, governmental requirements to postpone certain non-essential services, or by management imposed restrictions for safety precautions; to date, these factors have not had a significant impact on the Company’s ability to maintain operations. The Company has instructed employees at many offices (including corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. Both segments implemented business continuity plans, including the deployment of technology to conduct administrative and critical functions remotely, where possible, and employees and management teams have been in place to communicate and respond to changes quickly and effectively. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As an essential service provider, Southwest implemented several important measures with regard to its customers. As noted above, it initiated a temporary moratorium on natural gas disconnections for non-payment; it is working with customers who are experiencing financial hardship through flexible payment arrangements; and it also ceased charging late fees until further notice. Management does not expect a material increase to the allowance for uncollectibles from such measures as during warmer months, such as the summer season, monthly utility bills for natural gas are substantially reduced. Should the pandemic continue into the winter season, the potential impact could be more significant. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers delayed some projects primarily in response to local governmental restrictions. Project delays, whether due to governmental restrictions or reassessments of timing by Centuri’s customers, resulted in temporary reductions of workforce crews. Some crew reductions are ongoing in specific areas and the associated revenue impacts have not been significant. Management is monitoring the dynamic nature of these circumstances, the full future impacts of which are not currently known, including the impact from business curtailments, weak market conditions, or governmental restrictions, including any restrictions which could limit the fulfillment by Centuri of its contractual obligations.
The Company has incurred additional expenses in connection with its response to these conditions, including costs of disinfecting work locations and equipment, costs related to enabling employees to support customers while working remotely, and impacts from the moratorium on customer disconnection and late fee assessment. These additional costs were not material to the Company’s fiscal 2020 results to date, and certain of Southwest’s regulatory commissions have implemented measures to mitigate impacts of these conditions on Southwest. See Rates and Regulatory Proceedings below for additional detail.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, as discussed in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. The CARES Act to date has not, and management anticipates that it will not, have a material effect on the Company’s or Southwest’s results of operations, financial position, or liquidity. In Canada, Centuri received $3.4 million of wage subsidies from the Canadian government as part of a COVID-19 relief program. Management does not expect these subsidies, if any, to be significant in future periods.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, including the timing of, or continued deferment by government officials related to, the resumption of commerce across the service territories of all our businesses, the magnitude of further spread of the virus in advance of and following such resumption, impacts of these conditions on our customers, the state of the North American economy following that resumption, and possibly other unmitigated effects related to the virus. Management does not currently expect the impact of these conditions to be material to the Company’s liquidity and financial position; however, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be fully estimated at this time, and management cannot predict whether future periods will be impacted differently than the impacts reflected in the six months ended June 30, 2020. In anticipation of a redeployment of employees to their normal work locations, management has created a multi-phase reintegration plan to safeguard the well-being of our teams, including hygiene, sanitization, and social distancing practices, as well as the use of personal protective equipment for employees and visitors. Management will continue to monitor developments affecting the Company’s employees, customers, and operations, and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto, as well as MD&A, included in the 2019 Annual Report to Shareholders, which is incorporated by reference into the 2019 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
(In thousands, except per share amounts)	2020	2019	2020	2019	2020	2019
Contribution to net income
Natural gas operations	$11,942	$3,369	$95,541	$106,758	$151,954	$152,629
Utility infrastructure services	26,267	18,918	16,063	10,887	57,581	47,629
Corporate and administrative	(244)	(231)	(1,097)	(780)	(1,957)	(1,758)
Net income	$37,965	$22,056	$110,507	$116,865	$207,578	$198,500

Weighted average common shares	55,462	53,935	55,386	53,654	55,105	51,914
Basic earnings per share
Consolidated	$0.68	$0.41	$2.00	$2.18	$3.77	$3.82
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$262,434	$258,711	$765,261	$779,388	$1,354,812	$1,367,124
Less: Net cost of gas sold	67,473	65,182	228,294	257,786	355,672	407,976
Operating margin	$194,961	$193,529	$536,967	$521,602	$999,140	$959,148

2nd Quarter 2020 Overview
Natural gas operations highlights include the following:

•36,000 first-time meters sets (1.7% growth rate) occurred over the past 12 months
•Operations and maintenance expense decreased $5.7 million
•Company-Owned Life Insurance (“COLI”) income increased $8.6 million between quarters
•Issued $450 million in 2.2% 10-year Notes (a record low fixed rate for Southwest)

Utility infrastructure services highlights include the following:

•Record second quarter net income of $26.3 million
•Utility infrastructure services revenues increased $41 million, or 8.9%
•Utility infrastructure services expenses increased $28 million, or 7.0%
•Equipment purchases during the past 12 months resulted in a $3 million increase in depreciation

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$262,434	$258,711
Net cost of gas sold	67,473	65,182
Operating margin	194,961	193,529
Operations and maintenance expense	99,320	104,991
Depreciation and amortization	53,198	49,343
Taxes other than income taxes	15,342	15,126
Operating income	27,101	24,069
Other income (deductions)	7,838	1,592
Net interest deductions	23,991	23,345
Income before income taxes	10,948	2,316
Income tax benefit	(994)	(1,053)
Contribution to consolidated net income	$11,942	$3,369
Contribution from natural gas operations to consolidated net income increased $8.6 million between the second quarters of 2020 and 2019. The increase was primarily due to an increase in Other income, customer growth, and lower Operations and maintenance expense, offset by an increase in Depreciation and amortization.
Operating margin increased $1.4 million. Customer growth provided approximately $2.5 million of incremental margin from 36,000 first-time meter sets during the last twelve months. Rate relief contributed approximately $400,000 in incremental operating margin. Offsetting the increase were other items, including the impact of the temporary moratorium on late fees and lower connection/re-connection charges during the COVID-19 pandemic.
Operations and maintenance expense decreased $5.7 million between quarters primarily due to the impacts of COVID-19 on training and travel costs and reductions in other service and maintenance costs. Overall, the variance between 2019 and 2020 is expected to narrow in the second half of 2020.
Depreciation and amortization expense increased $3.9 million, or 8%, between quarters, primarily due to a $684 million, or 9%, increase in average gas plant in service compared to the corresponding quarter a year ago, offset by a decrease in regulatory account amortization. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income improved $6.2 million between quarters primarily due to an increase in income from company-owned life insurance (“COLI”) policies. The current quarter reflects a $12 million increase in COLI policy cash surrender values, while the prior-year quarter reflected a $3.4 million increase in COLI policy cash surrender values. These values are significantly impacted by fluctuations in the values of equity securities associated with the cash surrender values, and values in both periods were impacted directionally consistent with the broader securities markets. Offsetting these impacts were higher non-service-related costs associated with employee pension and other postretirement benefits and lower interest income on regulatory account balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Natural Gas Operations
Six-Months Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$765,261	$779,388
Net cost of gas sold	228,294	257,786
Operating margin	536,967	521,602
Operations and maintenance expense	202,408	210,533
Depreciation and amortization	117,923	106,955
Taxes other than income taxes	31,720	31,332
Operating income	184,916	172,782
Other income (deductions)	(12,698)	7,538
Net interest deductions	49,049	46,444
Income before income taxes	123,169	133,876
Income tax expense	27,628	27,118
Contribution to consolidated net income	$95,541	$106,758
Contribution from natural gas operations to consolidated net income decreased $11.2 million between the first six months of 2020 and 2019. The decline was primarily due to a decrease in Other income and increases in Depreciation and amortization, partially offset by an increase in Operating margin and lower Operations and maintenance expense.
Operating margin increased $15 million, including $8 million attributable to customer growth. Rate relief, primarily in California, contributed an additional $1 million in operating margin. The prior-year period included an approximate $5 million reduction in margin resulting from a one-time adjustment by the Arizona Corporation Commission to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. The remaining increase primarily resulted from the net recovery of regulatory program balances (collectively, having an offsetting impact in amortization expense), in addition to margin from customers outside the decoupling mechanisms, offset by lower late fees and connect/re-connect charges during the current moratorium noted previously.
Operations and maintenance expense decreased $8.1 million, or 4%, between periods. Reductions in training and travel costs due to the COVID-19 environment, as well as lower legal claims-related costs, and decreases in other service and maintenance costs contributed to the decline between periods. Overall, the variance between 2019 and 2020 is expected to narrow in the second half of 2020.
Depreciation and amortization expense increased $11 million, or 10%, between periods primarily due to a $684 million, or 9%, increase in average gas plant in service between periods. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. Regulatory account surcharges, as noted above, also resulted in increases in amortization expense in the current period.
Other income decreased $20.2 million overall between periods. The current period reflects a $3.5 million decline in COLI policy cash surrender values, while the prior-year period reflected $11 million of COLI-related income. The non-service cost components of employee pension and other postretirement benefits costs were $2.5 million higher between periods. Additionally, lower interest on regulatory balances contributed to the decrease between periods.
Net interest deductions increased $2.6 million between periods, primarily due to higher interest associated with the issuance of $300 million of Senior Notes in May 2019 and higher debt balances outstanding in the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$1,354,812	$1,367,124
Net cost of gas sold	355,672	407,976
Operating margin	999,140	959,148
Operations and maintenance expense	414,049	407,948
Depreciation and amortization	226,588	201,146
Taxes other than income taxes	62,716	61,307
Operating income	295,787	288,747
Other income (deductions)	(10,719)	(3,005)
Net interest deductions	97,631	88,780
Income before income taxes	187,437	196,962
Income tax expense	35,483	44,333
Contribution to consolidated net income	$151,954	$152,629
Contribution to consolidated net income from natural gas operations decreased $700,000 between the twelve-month periods ended June 2020 and 2019. The decline was primarily due to higher Depreciation and amortization expense, Net interest deductions, and lower Other income, partially offset by an increase in operating margin.
Operating margin increased $40 million between periods. Customer growth provided $13 million, and combined rate relief, primarily in Nevada and California, provided $7 million of incremental operating margin. The prior-year period included an approximate $5 million reduction in margin resulting from a one-time adjustment to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. The remaining net increase resulted from recoveries of regulatory assets (approximately $10 million, offset in amortization expense below), infrastructure replacement mechanisms, and customers outside the decoupling mechanisms.
Operations and maintenance expense increased $6.1 million (or 1%) between periods primarily due to incremental expenditures for pipeline damage prevention programs and higher legal claim-related costs, partially offset by lower training and travel costs due to the current COVID-19 environment.
Depreciation and amortization expense increased $25.4 million, or 13%, between periods primarily due to a $651 million, or 9%, increase in average gas plant in service since the corresponding period in the prior year. Amortization related to regulatory account recoveries increased approximately $10 million between periods.
Other income decreased $7.7 million between the twelve-month periods of 2020 and 2019 primarily due to a decline in COLI policy values. The current period reflects a $2.9 million increase in COLI policy cash surrender values, while the prior year period reflected a $6.5 million increase. Lower interest on regulatory account balances and lower amounts associated with the allowance for equity funds applied to projects during construction also impacted the variance between periods.
Net interest deductions increased $8.9 million between periods primarily due to interest associated with the issuance of $300 million of Senior Notes in May 2019.
The reduction in income taxes between periods reflects lower earnings, as well as lower state income taxes (due to apportionment changes) and an additional $1.2 million in amortization of excess accumulated deferred income taxes following U.S. tax reform, which reduces tax expense.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$494,813	$454,300
Operating expenses:
Utility infrastructure services expenses	430,224	402,199
Depreciation and amortization	24,019	20,999
Operating income	40,570	31,102
Other income (deductions)	86	(477)
Net interest deductions	2,239	3,457
Income before income taxes	38,417	27,168
Income tax expense	10,234	7,474
Net income	28,183	19,694
Net income attributable to noncontrolling interest	1,916	776
Contribution to consolidated net income attributable to Centuri	$26,267	$18,918
Utility infrastructure services revenues increased $40.5 million in the second quarter of 2020 when compared to the prior-year quarter, due to a higher volume of electric infrastructure and pipe replacement work under blanket and bid contracts. Included in this improvement were revenues of $7.3 million in the second quarter of 2020 from storm-related electric services work that did not occur during the same quarter in the prior year. Centuri achieved the overall increase in revenues despite a temporary shut-down for certain crews in response to local government requirements to postpone non-essential business services and precautions to ensure employee safety during the COVID-19 outbreak.
Utility infrastructure services expenses increased $28 million in the second quarter of 2020 when compared to the prior-year quarter, due primarily to costs to complete additional electric infrastructure and pipe replacement work, partially offset by increased productivity and efficiencies on electrical infrastructure projects and lower fuel and overtime costs. Additionally, Centuri’s mix of work was favorably impacted by certain restrictions on service-line related work due to COVID-19, which allowed for an increase in main line replacement work, and resulted in greater production efficiency and reduced travel time. Centuri also benefited from $3.4 million in wage subsidies from the Canadian government amidst the COVID-19 environment. These funds were recorded as a reduction in wage-related expenses, included within this line item. Offsetting some of these improvements were certain increased costs and workforce inefficiencies associated with the continued impact of the COVID-19 pandemic.
Depreciation and amortization expense increased $3 million between quarters attributable to additional equipment purchased to support the growing volume of work being performed, primarily at Linetec.
Net interest deductions decreased $1.2 million between periods due primarily to lower rates associated with outstanding borrowings under the $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$828,306	$767,162
Operating expenses:
Utility infrastructure services expenses	749,538	702,664
Depreciation and amortization	46,947	40,926
Operating income	31,821	23,572
Other income (deductions)	(156)	398
Net interest deductions	5,138	6,726
Income before income taxes	26,527	17,244
Income tax expense	8,085	5,006
Net income	18,442	12,238
Net income attributable to noncontrolling interest	2,379	1,351
Contribution to consolidated net income attributable to Centuri	$16,063	$10,887
Utility infrastructure services revenues increased $61.1 million during the first six months of 2020 when compared to the same period in the prior year due to a higher volume of electric infrastructure and pipe replacement work under blanket and bid contracts. Electric infrastructure work composed $53.9 million of that increase, including the storm-related work noted earlier. The improvement was achieved despite a temporary shut-down for certain crews in response to local government requirements to postpone non-essential business services and precautions to ensure employee safety during the COVID-19 outbreak. Results during the first six months of 2019 reflected incremental profit from customer requested strike support that did not recur in 2020.
Utility infrastructure services expenses increased $46.9 million during the first six months of 2020 when compared to the same period in the prior year, due primarily to increased costs to complete additional electric infrastructure and pipe replacement work, partially offset by the increased productivity and efficiencies on electrical infrastructure projects and lower fuel and overtime costs noted for the second quarter of 2020. Additionally, the improved mix of work during the second quarter for main line replacements provided cost efficiencies. Offsetting these favorable impacts were certain increased costs and workforce inefficiencies associated with the continued impact of the COVID-19 pandemic.
Depreciation and amortization expense increased $6 million between periods attributable to additional equipment purchased to support the growing volume of work being performed, primarily at Linetec.
Net interest deductions were lower during 2020 due to lower rates associated with outstanding borrowings under the $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$1,812,122	$1,634,226
Operating expenses:
Utility infrastructure services expenses	1,620,101	1,478,730
Depreciation and amortization	93,638	72,162
Operating income	98,383	83,334
Other income (deductions)	(88)	529
Net interest deductions	12,498	14,412
Income before income taxes	85,797	69,451
Income tax expense	24,477	20,299
Net income	61,320	49,152
Net income attributable to noncontrolling interest	3,739	1,523
Contribution to consolidated net income attributable to Centuri	$57,581	$47,629
Utility infrastructure services revenues increased $177.9 million overall in the current twelve-month period compared to the corresponding period of 2019, primarily due to incremental revenues from Linetec (acquired in November 2018) of $165.5 million, as well as continued growth with existing customers under master service and bid agreements. Partially offsetting these increases were decreased revenues from certain non-routine or non-recurring projects, including customer-requested support in 2018 and early 2019 during strike-related and emergency response situations, in addition to a multi-year water pipe replacement project that expired in July 2019 and was not renewed. The prior-year period also included the settlement of an earlier contract dispute related to that project ($9 million). Implementation of new professional engineering stamp requirements for operating locations within certain eastern states in the U.S. resulted in lower revenues during the current period as Centuri worked with customers to adopt the new requirements.
Utility infrastructure services expenses increased $141.4 million between periods, primarily due to incremental expenses related to Linetec of $137.7 million, along with additional electric infrastructure and pipe replacement work and higher labor-related operating expenses to support growth. Included in total Utility infrastructure services expenses were general and administrative costs, which increased $2 million in the twelve-month period ended June 2020 when compared to the corresponding period ended June 2019. Offsetting impacts include deal costs from the acquisition of Linetec during 2018 ($6.9 million). Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $4.9 million and $2.3 million for the twelve-month periods of 2020 and 2019, respectively.
Depreciation and amortization expense increased $21.5 million between the current and prior-year period. The increase was primarily attributable to the incremental assets related to the acquisition of Linetec, providing $15.5 million of the increase in this category. Depreciation on additional property and equipment purchased to support the growing volume of work being performed composes the remainder of the increase.
Net interest deductions decreased $1.9 million between periods due primarily to lower rates associated with outstanding borrowings under the $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. On May 1, 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, including the return of excess deferred income taxes to customers, and to reflect capital investments of approximately $670 million, including certain post-test year additions, including the southern Arizona LNG facility discussed below. The application also includes a proposed 10.3% return on equity (“ROE”) relative to a capital structure of 51.1% equity. At the time of the filing, the Company estimated the return of approximately $20.6 million of excess accumulated deferred income taxes. Following the original filing, in October 2019, Southwest filed an amendment to its application, updating for $5.7 million in actual amortization of accumulated excess deferred income taxes known after the Company’s 2018 federal income tax return was filed in 2019. It was at such point that the actual amount could be computed based on the prescribed methodology for determining the amount that could be returned to customers. The difference of $14.9 million would result in an increase in revenue and income tax expense, thereby having no impact on earnings overall. In association with the amendment, Southwest also included additional post-test year plant in the amount of $124.5 million associated with its COYL and VSP programs, discussed further below. The amendment overall increased the deficiency by $36 million, to $93 million. Through the discovery and testimony exchanges, Southwest updated certain aspects of its cost of service, including a revised proposed ROE of 10.15%, resulting in an updated proposed increase of $90.6 million. The request overall includes the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. It also includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its purchased gas adjustment mechanism. A hearing in this matter was previously scheduled for April 2020; however, due to the COVID-19 pandemic, the hearing was conducted during June and July. Prior to the start of the hearing, Southwest entered into a stipulation with the parties to the case on a number of issues. As part of the stipulation, the parties agreed to continue the COYL program; to establish a Tax Expense Adjustor Mechanism to track annual changes in the amortization of excess accumulated deferred income taxes (“EADIT”) as well as any future changes in the federal tax rate; to incorporate various tariff proposals; and to include a resolution for a 10-year amortization period for EADIT associated with deemed “unprotected” plant. EADIT associated with “protected” plant relates to timing differences from using accelerated depreciation for tax purposes and another method for book purposes and “unprotected” amounts relate to all other timing differences. Legal briefs will continue through mid-September, with a Commission decision expected during the fourth quarter.
Delivery Charge Adjustment. The annual Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. The DCA rate adjustment request filed in April 2018 reflected the December 31, 2017 balance, but was later updated to include the balance at December 31, 2018. After a one-time modification to reflect benefits attributable to the impact of U.S. tax reform on the balance then existing, the ACC approved an annualized recovery of $69 million, with the associated rate effective in May 2019. In the process to address the 2019 activity, in April 2020, Southwest filed a request to adjust the existing rate to consider the 14-month period of January 1, 2019 through February 29, 2020, proposing a rate of $0.00655 per therm based on an ending balance of approximately $3.5 million. Although Commission Staff concurred with Southwest’s proposed rate, the ACC ultimately elected to reduce the rate to zero in an effort to provide some measure of customer relief in light of current issues related to the COVID-19 pandemic, and at the time of both the April filing and the ACC decision, the balance was a liability (in an over-recovered status). Any over-or under-collection will be addressed in Southwest’s next annual filing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Tax Reform. In February 2018, the ACC directed all Arizona utilities to address tax savings from the enactment of U.S. tax reform beginning January 1, 2018, through one of various means. In April 2018, Southwest filed an application with the ACC, requesting approval for a tax refund process or, in the alternative, the authority to file a general rate case to reflect the impacts of tax reform. Ultimately, Southwest was instructed to refund customers $20 million annually, as compared to rate levels established in the previously concluded general rate case, until cost-of-service rates are updated in association with the pending general rate case. The current method to return this amount (in advance of the conclusion of the current general rate proceeding) is through a per-therm surcredit. Southwest has been tracking monthly differences between amounts expected to be returned and amounts actually returned to customers during 2018 and 2019, and continuing in 2020, which has resulted in an asset balance of $1.6 million as of June 30, 2020.
Liquefied Natural Gas (“LNG”) Facility. In January 2014, Southwest filed an application with the ACC seeking preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest, and connected directly to its distribution system. Southwest was ultimately granted approval for construction and deferral of costs not to exceed $80 million. Construction began during the third quarter of 2017 and the facility was placed in service in December 2019. Southwest incurred approximately $75.3 million in capital expenditures toward the project (including land acquisition costs), which are considered as part of Southwest’s pending rate case. In addition to tracking the revenue requirement associated with the capital investment in a regulatory asset, operating expenses associated with the plant are also authorized to be included in a regulatory asset, which is also being addressed as part of the pending general rate case.
Customer-Owned Yard Line (“COYL”) Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. “Phase II” of the COYL program included the replacement of non-leaking COYLs. The surcharge is designed to collect the annual revenue requirement as the program progresses. In the filing made in February 2019, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) related to the revenue requirement associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge of $3.5 million and indicating it would review the program as part of the pending general rate case. As discussed above, the parties to the pending rate case stipulated to continue the COYL program. Southwest also proposed to have the ACC review an estimated $21.1 million of 2019 COYL capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case. As part of their filed testimony in the current case, the ACC Staff and the consumer advocate recommended recovery of this plant as part of Southwest’s filed post-test year plant adjustment, with inclusion of related amounts in base rates, and also support the continuation of the COYL program.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has a substantial amount of pre-1970s vintage steel pipe in Arizona. As part of the program, Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing. A surcharge related thereto has been customarily designed to be revised annually as the program progresses to collect the annual revenue requirement associated with the related capital expenditures. In the most recent VSP filing, in February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) related to 2018 expenditures. Southwest replaced approximately $100 million of VSP in connection with 2018 VSP capital projects. The ACC issued an Order in October 2019 authorizing Southwest to retain the current annual surcharge of $2.4 million and indicated it would review the program as part of the pending rate general case. Southwest also proposed to have the ACC review an estimated $103.4 million of 2019 VSP capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case. As part of their filed testimony in the current case, the ACC Staff and the consumer advocate recommended recovery of this plant as part of Southwest’s filed post-test year plan adjustment, with inclusion of related amounts in base rates. The continuation of the VSP is pending a decision in the current general rate proceeding.
Customer Data Modernization Initiative. Southwest has embarked on an initiative to replace its customer service system and gas transaction systems, each of which is utilized to support all Southwest service territories. Combined, these undertakings are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The total cost for the CDMI is estimated at $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed in the first half of 2021. A hearing in this matter was held in June 2020. Legal briefs will continue through mid-September, with a Commission decision expected in the fourth quarter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

California Jurisdiction
California General Rate Case. Southwest’s existing rates became effective June 2014, and included a Post-Test Year (“PTY”) Ratemaking Mechanism, which allowed for attrition increases of 2.75% annually for 2015 through 2018, after which time new rates from a subsequent rate case cycle would have been expected to be in effect. In December 2016, Southwest filed to modify the earlier (2014) general rate case decision to extend the rate case cycle by two years, and received CPUC approval in June 2017, including extension of the annual 2.75% PTY attrition adjustments for 2019 and 2020.
On August 30, 2019, Southwest filed the previously deferred general rate case, based on a test year of 2021, seeking authority to increase rates in its California rate jurisdictions. The proposed combined revenue increase of $12.8 million was net of a $10.9 million revenue reduction associated with changes from U.S. tax reform, which included the amortization of $9.8 million (approximately $2 million annually over five years) associated with the difference in authorized income tax expense and actual incurred income tax expense for years 2019 and 2020, which when returned will impact cash flows but would not be expected to have an impact on earnings overall. Southwest has been tracking those amounts, as directed, and reserving them for return to customers. The overall revenue request also included $1.6 million of excess accumulated deferred income taxes proposed to be returned to customers each year until the amount is reset as part of a future rate case. Southwest’s proposal included an ROE of 10.5%, relative to a 53% equity ratio; continuation of annual post-test year margin adjustments of 2.75%; implementation of various safety-related programs, including a targeted pipe replacement program and a meter protection program (with a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and upgraded Encoder Receiver Transmitter protocol); as well as an expansion of the COYL replacement program. Ahead of hearings scheduled to begin in late June, Southwest reached an agreement in principle with the Public Advocate’s Office for settlement of the pending general rate case.
The agreement in principle includes a $6.4 million total combined revenue increase with a 10% ROE, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase of $12.8 million is associated with a North Lake Tahoe project that will not be completed by the beginning of 2021; consequently, the parties agreed to remove it from the base rate increase and instead Southwest will recover the cost of the project through a surcharge as described below. The agreement also maintains Southwest’s existing 2.75% annual attrition adjustments, the continuation of the pension balancing account, and approves the proposed increase in the residential basic service charge from the existing $5.00 to $5.75 per month. The parties also agreed to a cumulative total of $119 million over the five-year rate cycle to implement the proposed risk-informed decision making proposals, which consist of a COYL replacement, meter protection and pipe replacement programs. Southwest is also authorized to implement a surcharge annually to recover the cost of these programs. The agreement in principle was filed in early August 2020, and if approved, new rates would be expected to become effective in January 2021.
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
Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and the regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with all applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in March 2018 adopting an allocation methodology to distribute the net revenues or costs for years 2015-2017 beginning in the second quarter of 2018. Southwest began amortizing its then existing net cost balance over a 12-month period with recovery rates effective July 2018 for all applicable rate schedules. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year, following initial required credits in October 2018. Amounts distributed in April 2019 and 2020 were comparable. GHG compliance costs recovered through rates (including transportation customer rates) have no impact on earnings.
Renewable Natural Gas. In February 2019, Southwest filed an application that, among other provisions, seeks to formally allow the inclusion of renewable natural gas (or biomethane) as a potential component of Southwest’s gas supply portfolio through the Biomethane Gas Program (“BGP”). This proposal is designed to further the goals of the California Global Warming Solutions Act of 2006, the California Low Carbon Fuel Standard, Senate Bills 1383 and 1440, as well as current or future legislative or regulatory efforts to reduce greenhouse gas emissions. Implementation of the BGP addresses cost recovery as part of Southwest’s existing Gas Cost Incentive Mechanism related to the purchase or sale of biomethane. The CPUC issued a final decision approving the proposal in March 2020.
Customer Data Modernization Initiative. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the estimated $174 million cost for the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considered its application request to establish a two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which would allow Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI. The balance tracked in the memorandum account would be transferred to the two-way balancing account, if approved. In January 2020, Southwest and the Public Advocates Office reached a settlement agreement to adopt Southwest’s Application for Authority to Implement the CDMI. The CPUC issued a final decision approving the settlement agreement as filed in July 2020.
Emergency Relief Program Related to COVID-19. On March 25, 2020, Southwest filed an Advice Letter to establish a memorandum account to track costs related to customer protections under Emergency Relief regulations implemented in 2019 in the event of a state or federal declared emergency or disaster. The CPUC passed an emergency resolution on April 16, 2020 authorizing and directing utilities to implement customer protections and to establish memorandum accounts to track the financial impacts of complying with the resolution. On May 1, 2020, Southwest filed an Advice Letter to establish a COVID-19 Pandemic Protections Memorandum Account (“CPPMA”) to record all incremental costs and lost revenues incurred by Southwest associated with its implementation of the COVID-19 customer protections as outlined in the CPUC resolution. The customer protections were retroactively applied to March 4, 2020, the date Governor Gavin Newsom declared a state of emergency related to COVID-19. The CPPMA is effective March 4, 2020 through April 16, 2021. These customer protections focus on flexible payment plan options, additional protections for income-qualified customers, as well as the suspension of disconnections for non-payment and the waiver of deposit and late fee requirements. Tracked amounts will be considered by the CPUC for future recovery.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed a general rate case application with the PUCN on February 28, 2020, which requested a statewide overall general rate increase of approximately $38.3 million. The request seeks an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the General Revenues Adjustment (“GRA”) mechanism (full revenue decoupling). The request also proposes the recovery of previously excluded costs attributable to several software applications. On June 26, 2020, Southwest submitted its certification filing to update certain balances through May 31, 2020, which increased its overall proposed rate increase to $38.5 million. Commission Staff and the Bureau of Consumer Protection filed testimony on July 24, 2020, recommending an overall increase of approximately $21.6 million and approximately $20 million, respectively. A substantial portion of the difference between Southwest’s request and the proposals of these parties relates to differences in the recommended ROE. No party contested the recovery of the remaining balances of the previously excluded software applications or the continuation of the GRA. Included in the Commission’s Staff recommended increase is approximately $585,000 related to incremental operation and maintenance expenses related to Southwest’s CDMI (discussed below), providing an opportunity for recovery of these costs following the denial of Southwest’s request for deferred accounting treatment in 2019. A hearing in this matter is scheduled for August 2020.
In December 2018, the PUCN issued a rate case decision in the previous general rate case application, which authorized a ROE of 9.25% relative to the Company’s proposed capital structure of 49.66% equity applicable to both southern and northern Nevada and provided for an overall revenue increase of $9.5 million in southern Nevada and a revenue decrease in northern Nevada of $2 million. Rates from this proceeding originally became effective in January 2019.
As part of that proceeding, management filed a request for reconsideration of several rate case issues during the same month of effective rates, and the PUCN Staff also filed for reconsideration, related to technical clarifications on the calculation of the intended results of the decision. The PUCN issued a decision regarding both petitions in February 2019 that modified certain parts of the original order, but granted no further rate relief. The modified final decision resulted in a revenue increase of $9.2 million in southern Nevada and a revenue decrease in northern Nevada of $2.1 million. The decision included a reduction in depreciation expense of $800,000 and an increase in operating income of $7.9 million. The modified rates became effective in March 2019. Management decided to seek judicial review of the PUCN’s rate order, which was considered in January 2020. The District Court Judge deferred to the PUCN’s original findings. In March 2020, Southwest filed an appeal with the Nevada Supreme Court, the resolution of which will likely take 12-24 months. Southwest expects consideration of the appeal to occur concurrently with the proceedings of the 2020 general rate case, a decision which is currently pending.
General Revenues Adjustment. The continuation of the GRA was affirmed as part of the December 2018 rate case decision and is again being requested as part of Southwest’s pending general rate case application filed in February 2020. In June 2019, Southwest made its 2019 Annual Rate Adjustment (“ARA”) filing in which it requested to update the GRA to reflect the current balances in both southern and northern Nevada. This filing provided for a decrease of approximately $8 million for an over-collected balance in southern Nevada and an increase of approximately $2 million in northern Nevada. The proposed changes were approved, with rates effective January 2020. While there is no impact to net income overall from adjustments to recovery

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

rates associated with the related regulatory balances, operating cash flows are impacted by such changes. In May 2020, Southwest made its 2020 ARA filing, which proposes annualized margin decreases of $5.3 million in southern Nevada and an increase of $1.6 million in northern Nevada.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the Gas Infrastructure Replacement (“GIR”) mechanism which defers and recovers certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually, generally in May, to seek preapproval of qualifying replacement projects.
Furthermore, a GIR Rate Application is generally filed each October to reset the GIR recovery surcharge rate related to previously approved and completed projects, with new rates typically becoming effective each January. On October 1, 2019, Southwest filed a Rate Application to reset the recovery surcharge to include cumulative deferrals through August 31, 2019. This surcharge rate became effective February 1, 2020 and is expected to result in a reduction in annual revenue of approximately $5.3 million in southern Nevada and no incremental revenue in northern Nevada
Conservation and Energy Efficiency (“CEE”). The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In June 2019, Southwest made its 2019 ARA filing, which proposed annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. However, Southwest entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, which reflected the recovery of a related but separate program balance to be rolled into customer rates with the same effective date. The modification was approved, and rates became effective January 2020. In May 2020, Southwest made its 2020 ARA filing which proposes annualized margin decreases of $313,000 and $55,000 for southern and northern Nevada, respectively.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal to expand natural gas infrastructure and service to Mesquite. The order approved a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The annual revenue requirement associated with the project is $2.8 million. A volumetric rate was implemented October 1, 2019 to recover the cost and is applicable to all southern Nevada customers (including new customers in Mesquite). In May 2020, Southwest made its 2020 ARA filing, which proposes an annualized margin increase of $185,000, which reflects the cumulative deferred revenue requirement associated with the Mesquite facilities that have been placed in service through April 30, 2020. Following preliminary design, in February 2019, Southwest began serving certain customers with an approved virtual pipeline network, providing temporary natural gas supply using portions of the approved distribution system and compressed natural gas. It is estimated that construction of the remaining approved distribution system to bring the permanent supply to Mesquite will be placed in service in the first quarter of 2021.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and to implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Expansion to the Spring Creek area near Elko, Nevada consists of a high-pressure approach main and associated regulator stations, an interior backbone, and the extension of the distribution system from the interior backbone system. The total capital investment is estimated to be $61.9 million. A stipulation in this matter was reached with the parties and approved by the PUCN in December 2019, which largely accepted Southwest’s proposal with modifications reflected in the rate recovery allocations split amongst northern Nevada, Elko, and Spring Creek expansion customers. Initial ground-breaking is expected in the summer of 2020.
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this multi-year project. Approximately $59 million of the estimated $174 million cost of the CDMI would be allocable to the Nevada rate jurisdictions. A hearing on this matter was held in August 2019 and the PUCN issued its decision in September 2019, denying Southwest’s request for regulatory asset treatment, finding that a general rate case is the most appropriate venue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. Southwest proposed to establish a level of expense of approximately $1.2 million in rates as part of its pending general rate case

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

filing. The project is expected to be moved to production in 2021. As described above, Southwest has a proposal to provide an opportunity to recover these costs as part of its pending rate case.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts to track the financial impacts associated with maintaining service for customers affected by COVID-19, including those whose service would have been otherwise terminated/disconnected, effective March 12, 2020, the date Governor Steve Sisolak declared a state of emergency related to COVID-19. These costs will be considered by the PUCN for future recovery.
FERC Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in the 2014 Paiute general rate case. In January 2020, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle its general rate case. In addition to continuing the term-differentiated rate structures with its shippers, the agreement requires Paiute’s three largest transportation customers and all of its storage customers to extend their service agreements to have primary terms of at least five years. The settlement will result in a revenue reduction of approximately $700,000 and is based on a 9.90% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to January 1, 2022, but no later than May 31, 2025.
In January 2020, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis effective February 2020. On March 30, 2020, Paiute filed the proposed settlement agreement with the FERC for review and approval. On July 6, 2020, the FERC issued a letter order approving the settlement. If no party requests rehearing within 30 days, the order will become final on August 5, 2020.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. As of June 30, 2020, over-collections in each of Southwest’s service territories resulted in a liability of $69.9 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2020	December 31, 2019	June 30, 2019
Arizona	$(18,598)	$(59,259)	$(87,692)
Northern Nevada	(13,648)	11,894	9,967
Southern Nevada	(32,867)	32,518	48,273
California	(4,825)	(1,496)	(2,041)
	$(69,938)	$(16,343)	$(31,493)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, the Company has accelerated pipe replacement activities to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed previously. This accelerated activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to maintain investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $97 million in the first six months of 2020 as compared to the same period of 2019. The improvement in cash flows primarily resulted from collections of amounts under purchased gas adjustment mechanisms (compared to amounts refunded in the prior year), an increase in

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

collections ($39 million) related to the Arizona decoupling mechanism balance between six-month periods, as well as increases from other working capital components. These impacts were partially offset by a $50 million supplemental contribution for pension funding made in January 2020 (included in Changes in other liabilities and deferred credits in the Condensed Consolidated Statements of Cash Flows of both the Company and Southwest). Customarily, differences between amounts Southwest pays to gas suppliers and amount included in customer rates to recover the cost of purchased gas under the purchased gas cost mechanisms has provided significant variability in operating cash flows between periods.
Investing Cash Flows. Cash used in consolidated investing activities decreased $66 million in the first six months of 2020 as compared to the same period of 2019. The change was primarily due to a decrease in capital expenditures in both reportable segments in the first six months of 2020. Additionally, the prior-year period included $19.5 million for the remittance of purchase consideration previously held back in association with the 2018 Linetec acquisition.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $35 million in the first six months of 2020 as compared to the same period of 2019. The change was primarily due to net proceeds of $447 million (after discount and fees) from the issuance of $450 million Senior Notes in June 2020 by Southwest, in which the funds were partially used to reduce the amounts then outstanding under its credit facility ($309 million); and in the prior year, Southwest used a portion of the net proceeds from the $300 million Senior Notes issued in May 2019 to reduce amounts then outstanding under its credit facility and commercial paper program. Additionally, there was a decrease ($48 million) in issuances of common stock under the Company’s Equity Shelf Program in the first half of 2020 compared to issuances under programs in the prior-year period. See Note 4 – Common Stock and Note 5 – Debt. Other outflows include the combined impacts of repayment and borrowings by Centuri under its secured credit and revolving credit facility, offset by $70 million in equipment loan proceeds.
During the six months ended June 30, 2020, the Company issued 86,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $6 million, similar to amounts raised in the prior year period.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and utility infrastructure services segments. Each business activity is generally responsible for securing its own external debt financing sources. However, the holding company may raise funds through stock issuance or other external financing sources. See Note 4 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $92 million in the first six months of 2020 as compared to the same period of 2019. The improvement in operating cash flows was attributable to collections of deferred purchased gas costs and recoveries related to the Arizona decoupling mechanism noted above, as well as other working capital components overall, partially offset by the supplemental contribution for pension funding described earlier.
Investing Cash Flows. Cash used in investing activities decreased $6 million in the first six months of 2020 as compared to the same period of 2019. The change was primarily due to a decrease in capital expenditures in 2020 offset by a decrease in utility customer advances toward capital projects.
Financing Cash Flows. Net cash provided by financing activities increased $53 million in the first six months of 2020 as compared to the same period of 2019. The increase was primarily due to the issuance of $450 million Senior Notes in the current period, net of amounts used to reduce the amounts outstanding under Southwest’s credit facility, compared to the prior year $300 million Senior Notes issuance and related credit facility and commercial paper program repayments. See Note 5 – Debt. The combined impact of dividends and contributions to/from the parent holding company resulted in a reduction in financing cash flows.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended June 30, 2020, construction expenditures for the natural gas operations segment were $768 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $460 million during this time, and provided approximately 53% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2022 will be approximately $2.1 billion. Of this amount, approximately $700 million is scheduled to be incurred in 2020. Southwest plans to continue to request regulatory support as necessary and appropriate to accelerate projects that improve system flexibility and reliability. Southwest may expand existing, or initiate new, programs. Significant replacement activities are currently expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL and VSP programs, and Spring Creek in Nevada. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% of the funding for gas operations total

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

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
As noted earlier, in June 2020, Southwest issued $450 million aggregate principal amount of 2.20% Senior Notes at a discount of 0.126%. The notes will mature in June 2030. A portion of the net proceeds was used to reduce borrowings under Southwest’s credit facility. Additionally, Southwest intends to use a portion of the net proceeds from the issuance to redeem the 4.45% Notes. On July 31, 2020, holders of the 4.45% Notes due in December 2020 were notified of Southwest’s intention to redeem the notes in full on September 1, 2020 at a redemption price of 100% plus accrued and unpaid interest.
In May 2019, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The Company issued $50 million under this multi-year program during the second quarter of 2020; approximately $126 million is available under the program as of June 30, 2020. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the twelve months ended June 30, 2020, 1,325,796 shares were issued in at-the-market offerings at an average price of $74.93 per share with gross proceeds of $99.3 million, agent commissions of $993,000, and net proceeds of $98.3 million under the Company’s Equity Shelf Program.
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
The Company remains focused on the safety and well-being of our employees and on the service to our customers. The Company continues to review and assess the ongoing impacts of the COVID-19 pandemic, including those on our customers, suppliers, and business. As of June 30, 2020, the Company’s Cash and cash equivalents were $200 million (which is intended to redeem Southwest’s $125 million 4.45% Notes on September 1, 2020), and the Company had access to $679 million of borrowing capacity under the Company’s various credit facilities, which management believes will help manage the impacts of the COVID-19 pandemic on its business and address related liquidity needs if they should arise.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2020, the combined balance in the PGA accounts totaled an over-collection of $70 million. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million; on April 10, 2020, the existing credit facility was amended to extend the maturity date to April 10, 2025, while maintaining the borrowing capacity at $100 million. The Company intends to utilize this facility for short-term financing needs. At June 30, 2020, $58 million was outstanding under this facility.
Southwest has a credit facility, with a borrowing capacity of $400 million; on April 10, 2020, Southwest amended the credit facility agreement which extended the maturity date to April 10, 2025. The revolving borrowing capacity under the amended credit facility agreement remains at $400 million following that amendment. Southwest designated $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first six months of 2020 was $150 million. As of June 30, 2020, no amount was outstanding under the long-term portion of the facility. Additionally, the maximum amount outstanding on the short-term portion of the credit facility during the first six months of 2020 was $161 million. As of June 30, 2020, no amount was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. It has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2020 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2020, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 5 – Debt). The line of credit portion of the facility is $325 million; amounts borrowed and repaid under the revolving credit facility are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 30, 2023. It is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at June 30, 2020 totaled $1.3 billion. The maximum amount outstanding on the facility during the first six months of 2020 was $312 million, of which $235 million was outstanding on the term portion. As of June 30, 2020, $77 million was outstanding on the revolving credit facility and $231 million was outstanding on the term loan portion of the facility. Also at June 30, 2020, there was approximately $237 million, net of letters of credit, available under the line of credit.
On April 10, 2020, the holding company and Southwest amended their respective credit facility agreements (see above). Interest rates for the amended credit facilities are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on each entities’ respective senior unsecured long-term debt rating. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, each entity may amend their respective credit facility with a replacement rate as set forth in the amended credit facility agreement. It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of June 30, 2020, $58 million borrowings were outstanding for the holding company under its credit facility (see Note 5 – Debt), and $188 million of Centuri’s indebtedness under its facility have interest rates with reference to LIBOR and maturity dates that extend beyond 2021. Southwest had no borrowings outstanding under its amended credit facility as of June 30, 2020. The above amounts that were outstanding for the holding company and for Centuri reflect approximately 9% of total debt (including current maturities) for the Company overall. In order to mitigate the impact of the discontinuation on the Company’s financial condition and results of operations, management will continue to monitor developments with respect to alternative rates and work with lenders to determine the appropriate alternative reference rate for variable rate indebtedness. However, at this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuation will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, impacts from the novel Coronavirus (COVID-19), including on our employees, customers, supply chain, transportation network, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic, expected impacts of valuation adjustments associated with the redeemable noncontrolling interest in Linetec, the impacts of U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2020 or future period revenues from regulatory rate proceedings including amounts requested or preliminarily settled from the recently filed and ongoing general rate cases, the outcome of judicial review of the previous Nevada rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the Equity Shelf Program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including the ongoing general rate cases and the final resolution for recovery of the CDMI in all jurisdictions, and statements regarding approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a sustained restriction on commerce by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus, the ability to collect on customer accounts due to the current or an extended moratorium on late fees or service disconnection, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of infrastructure services business to resume work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus following the resumption of commerce in our territories, and decisions of Centuri customers as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding natural gas or alternative energy, the regulatory support for ongoing infrastructure programs, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, future acquisition-related costs, impacts of changes in value of the redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A. Risk Factors, as updated in association with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).
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
Based on the most recent evaluation, as of June 30, 2020, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of June 30, 2020, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2020 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
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
ITEMS 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-
Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 1, 2020. File No. 001-07850.

Exhibit 4.02	-
First Supplemental Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated June 1, 2020. File No. 001-07850.

Exhibit 4.03	-	Form of 2.200% Senior Note due 2030. Incorporated herein by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020. File No. 001-07850.

Exhibit 10.01	-	Southwest Gas Holdings, Inc. $100 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 10, 2020. File No. 001-37976.

Exhibit 10.02	-	Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated April 10, 2020. File No. 001-07850.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: August 6, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: August 6, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

