Form 10-Q
period 2020-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2020-11-05
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
8360 S. Durango Drive
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
8360 S. Durango Drive
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 56,464,880 shares as of October 30, 2020.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 30, 2020.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$8,219,196	$7,813,221
Less: accumulated depreciation	(2,394,730)	(2,313,050)
Construction work in progress	231,219	185,026
Net utility plant	6,055,685	5,685,197
Other property and investments	825,069	784,173
Current assets:
Cash and cash equivalents	23,945	49,539
Accounts receivable, net of allowances	513,017	474,097
Accrued utility revenue	36,500	79,100
Income taxes receivable, net	7,934	31,751
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	151,432	180,957
Total current assets	732,828	859,856
Noncurrent assets:
Goodwill	340,197	343,023
Deferred income taxes	841	856
Deferred charges and other assets	475,037	496,943
Total noncurrent assets	816,075	840,822
Total assets	$8,429,657	$8,170,048
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 56,459,346 and 55,007,433 shares)	$58,089	$56,637
Additional paid-in capital	1,559,814	1,466,937
Accumulated other comprehensive loss, net	(52,783)	(56,732)
Retained earnings	1,054,118	1,039,072
Total equity	2,619,238	2,505,914
Redeemable noncontrolling interest	107,284	84,542
Long-term debt, less current maturities	2,685,722	2,300,482
Total capitalization	5,412,244	4,890,938
Current liabilities:
Current maturities of long-term debt	44,903	163,512
Short-term debt	54,000	211,000
Accounts payable	175,507	238,921
Customer deposits	69,122	69,165
Income taxes payable, net	1,084	2,069
Accrued general taxes	59,958	48,160
Accrued interest	35,478	21,329
Deferred purchased gas costs	76,242	60,755
Other current liabilities	322,928	264,950
Total current liabilities	839,222	1,079,861
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	639,002	599,840
Accumulated removal costs	401,000	395,000
Other deferred credits and other long-term liabilities	1,138,189	1,204,409
Total deferred income taxes and other credits	2,178,191	2,199,249
Total capitalization and liabilities	$8,429,657	$8,170,048
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Operating revenues:
Gas operating revenues	$210,834	$209,980	$976,095	$989,368	$1,355,666	$1,359,581
Utility infrastructure services revenues	580,392	515,250	1,408,698	1,282,412	1,877,264	1,698,853
Total operating revenues	791,226	725,230	2,384,793	2,271,780	3,232,930	3,058,434
Operating expenses:
Net cost of gas sold	36,321	35,068	264,615	292,854	356,925	393,141
Operations and maintenance	101,764	109,652	304,964	321,190	407,924	414,289
Depreciation and amortization	80,139	75,370	245,009	223,251	324,995	286,522
Taxes other than income taxes	15,787	15,308	47,507	46,640	63,195	61,579
Utility infrastructure services expenses	502,951	451,574	1,252,489	1,154,238	1,671,478	1,534,442
Total operating expenses	736,962	686,972	2,114,584	2,038,173	2,824,517	2,689,973
Operating income	54,264	38,258	270,209	233,607	408,413	368,461
Other income and (expenses):
Net interest deductions	(28,311)	(27,434)	(83,141)	(80,662)	(111,705)	(106,502)
Other income (deductions)	1,799	(1,158)	(11,046)	6,827	(7,788)	(4,448)
Total other income and (expenses)	(26,512)	(28,592)	(94,187)	(73,835)	(119,493)	(110,950)
Income before income taxes	27,752	9,666	176,022	159,772	288,920	257,511
Income tax expense	6,689	3,141	42,073	35,031	63,065	63,294
Net income	21,063	6,525	133,949	124,741	225,855	194,217
Net income attributable to noncontrolling interest	2,790	1,172	5,169	2,523	5,357	2,695
Net income attributable to Southwest Gas Holdings, Inc.	$18,273	$5,353	$128,780	$122,218	$220,498	$191,522
Earnings per share:
Basic	$0.32	$0.10	$2.31	$2.26	$3.97	$3.60
Diluted	$0.32	$0.10	$2.31	$2.26	$3.97	$3.59
Weighted average shares:
Basic	56,271	54,670	55,683	53,996	55,508	53,219
Diluted	56,357	54,748	55,753	54,063	55,577	53,287
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Net income	$21,063	$6,525	$133,949	$124,741	$225,855	$194,217
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	241	659	724	901	977
Amortization of net actuarial loss	7,187	4,442	21,563	13,325	26,004	19,713
Prior service cost	—	—	—	—	(1,426)	—
Regulatory adjustment	(6,380)	(4,065)	(19,140)	(12,193)	21,130	(1,214)
Net defined benefit pension plans	1,027	618	3,082	1,856	(7,417)	3,952
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	783	635	2,054	1,906	2,689	2,540
Net forward-starting interest rate swaps	783	635	2,054	1,906	2,689	2,540
Foreign currency translation adjustments	1,024	(447)	(1,187)	1,131	(280)	(877)
Total other comprehensive income (loss), net of tax	2,834	806	3,949	4,893	(5,008)	5,615
Comprehensive income	23,897	7,331	137,898	129,634	220,847	199,832
Comprehensive income attributable to noncontrolling interest	2,790	1,172	5,169	2,523	5,357	2,695
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$21,107	$6,159	$132,729	$127,111	$215,490	$197,137
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$133,949	$124,741	$225,855	$194,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,009	223,251	324,995	286,522
Deferred income taxes	37,752	46,099	45,815	60,930
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(42,139)	(19,615)	(76,769)	(33,818)
Accrued utility revenue	42,600	41,400	(700)	(1,200)
Deferred purchased gas costs	59,899	(36,608)	38,016	(54,797)
Accounts payable	(59,031)	(46,079)	(14,817)	14,317
Accrued taxes	17,991	(2,841)	26,075	(4,956)
Other current assets and liabilities	121,185	74,048	121,274	18,730
Gains on sale of equipment	(581)	(3,157)	(2,897)	(3,863)
Changes in undistributed stock compensation	5,789	6,067	6,618	7,492
Equity AFUDC	(3,413)	(3,179)	(4,395)	(5,772)
Changes in deferred charges and other assets	(19,174)	(15,855)	(24,370)	(11,096)
Changes in other liabilities and deferred credits	(52,018)	(9,786)	(54,996)	33,243
Net cash provided by operating activities	487,818	378,486	609,704	499,949
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(632,474)	(719,386)	(851,236)	(925,135)
Acquisition of businesses, net of cash acquired	(250)	(19,533)	(28,355)	(266,697)
Changes in customer advances	7,691	15,049	11,643	17,461
Other	6,520	12,862	8,811	13,376
Net cash used in investing activities	(618,513)	(711,008)	(859,137)	(1,160,995)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	90,635	129,341	119,240	391,509
Dividends paid	(93,317)	(86,345)	(123,099)	(112,050)
Issuance of long-term debt, net	650,619	482,614	699,601	566,793
Retirement of long-term debt	(289,295)	(127,175)	(375,909)	(221,176)
Change in credit facility and commercial paper	(92,000)	—	(92,000)	—
Change in short-term debt	(157,000)	(122,000)	24,000	(1,500)
Principal payments on finance lease obligations	(151)	(161)	(202)	(387)
Withholding remittance - share-based compensation	(2,736)	(1,858)	(2,736)	(2,088)
Other	(1,445)	1,167	(3,888)	(456)
Net cash provided by financing activities	105,310	275,583	245,007	620,645
Effects of currency translation on cash and cash equivalents	(209)	58	(109)	(289)
Change in cash and cash equivalents	(25,594)	(56,881)	(4,535)	(40,690)
Cash and cash equivalents at beginning of period	49,539	85,361	28,480	69,170
Cash and cash equivalents at end of period	$23,945	$28,480	$23,945	$28,480
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$63,743	$62,165	$103,836	$99,159
Income taxes paid (received), net	$(16,006)	$371	$(13,625)	$(16,669)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock shares
Beginning balances	55,910	54,321	55,007	53,026
Common stock issuances	549	303	1,452	1,598
Ending balances	56,459	54,624	56,459	54,624
Common stock amount
Beginning balances	$57,540	$55,951	$56,637	$54,656
Common stock issuances	549	303	1,452	1,598
Ending balances	58,089	56,254	58,089	56,254
Additional paid-in capital
Beginning balances	1,523,630	1,409,923	1,466,937	1,305,769
Common stock issuances	36,184	27,810	92,877	132,416
Change in ownership of noncontrolling interest	—	—	—	(452)
Ending balances	1,559,814	1,437,733	1,559,814	1,437,733
Accumulated other comprehensive loss
Beginning balances	(55,617)	(48,581)	(56,732)	(52,668)
Foreign currency exchange translation adjustment	1,024	(447)	(1,187)	1,131
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,027	618	3,082	1,856
FSIRS amounts reclassified to net income, net of tax	783	635	2,054	1,906
Ending balances	(52,783)	(47,775)	(52,783)	(47,775)
Retained earnings
Beginning balances	1,085,742	1,002,070	1,039,072	944,285
Net income	18,273	5,353	128,780	122,218
Dividends declared	(32,324)	(29,925)	(96,161)	(89,005)
Redemption value adjustments	(17,573)	—	(17,573)	—
Ending balances	1,054,118	977,498	1,054,118	977,498
Total Southwest Gas Holdings, Inc. equity ending balances	2,619,238	2,423,710	2,619,238	2,423,710
Noncontrolling interest
Beginning balances	—	—	—	(452)
Change in ownership of noncontrolling interest	—	—	—	452
Ending balances	—	—	—	—
Total equity ending balances	$2,619,238	$2,423,710	$2,619,238	$2,423,710
Dividends declared per common share	$0.57	$0.545	$1.71	$1.635
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Utility plant:
Gas plant	$8,219,196	$7,813,221
Less: accumulated depreciation	(2,394,730)	(2,313,050)
Construction work in progress	231,219	185,026
Net utility plant	6,055,685	5,685,197
Other property and investments	135,734	133,787
Current assets:
Cash and cash equivalents	22,234	40,489
Accounts receivable, net of allowance	80,665	150,793
Accrued utility revenue	36,500	79,100
Income taxes receivable, net	5,032	25,901
Deferred purchased gas costs	—	44,412
Prepaid and other current assets	130,191	165,639
Total current assets	274,622	506,334
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	455,434	463,333
Total noncurrent assets	465,529	473,428
Total assets	$6,931,570	$6,798,746
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,363,441	1,229,083
Accumulated other comprehensive loss, net	(50,015)	(55,151)
Retained earnings	781,735	782,108
Total equity	2,144,273	2,005,152
Long-term debt, less current maturities	2,345,876	1,991,333
Total capitalization	4,490,149	3,996,485
Current liabilities:
Current maturities of long-term debt	—	125,000
Short-term debt	—	194,000
Accounts payable	97,354	149,368
Customer deposits	69,122	69,165
Accrued general taxes	59,958	48,160
Accrued interest	35,247	21,256
Deferred purchased gas costs	76,242	60,755
Payable to parent	64	844
Other current liabilities	137,968	126,573
Total current liabilities	475,955	795,121
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	566,305	539,050
Accumulated removal costs	401,000	395,000
Other deferred credits and other long-term liabilities	998,161	1,073,090
Total deferred income taxes and other credits	1,965,466	2,007,140
Total capitalization and liabilities	$6,931,570	$6,798,746
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Gas operating revenues	$210,834	$209,980	$976,095	$989,368	$1,355,666	$1,359,581
Operating expenses:
Net cost of gas sold	36,321	35,068	264,615	292,854	356,925	393,141
Operations and maintenance	101,159	109,039	303,567	319,572	406,169	412,330
Depreciation and amortization	55,942	52,372	173,865	159,327	230,158	205,594
Taxes other than income taxes	15,787	15,308	47,507	46,640	63,195	61,579
Total operating expenses	209,209	211,787	789,554	818,393	1,056,447	1,072,644
Operating income (loss)	1,625	(1,807)	186,541	170,975	299,219	286,937
Other income and (expenses):
Net interest deductions	(26,103)	(23,619)	(75,152)	(70,063)	(100,115)	(92,000)
Other income (deductions)	1,751	(1,353)	(10,947)	6,185	(7,615)	(5,194)
Total other income and (expenses)	(24,352)	(24,972)	(86,099)	(63,878)	(107,730)	(97,194)
Income (loss) before income taxes	(22,727)	(26,779)	100,442	107,097	191,489	189,743
Income tax expense (benefit)	(6,754)	(6,767)	20,874	20,351	35,496	43,456
Net income (loss)	$(15,973)	$(20,012)	$79,568	$86,746	$155,993	$146,287
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Net income (loss)	$(15,973)	$(20,012)	$79,568	$86,746	$155,993	$146,287
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(54,026)	(15,524)
Amortization of prior service cost	220	241	659	724	901	977
Prior service cost	—	—	—	—	(1,426)	—
Amortization of net actuarial loss	7,187	4,442	21,563	13,325	26,004	19,713
Regulatory adjustment	(6,380)	(4,065)	(19,140)	(12,193)	21,130	(1,214)
Net defined benefit pension plans	1,027	618	3,082	1,856	(7,417)	3,952
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	783	635	2,054	1,906	2,689	2,540
Net forward-starting interest rate swaps	783	635	2,054	1,906	2,689	2,540
Total other comprehensive income (loss), net of tax	1,810	1,253	5,136	3,762	(4,728)	6,492
Comprehensive income (loss)	$(14,163)	$(18,759)	$84,704	$90,508	$151,265	$152,779
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$79,568	$86,746	$155,993	$146,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,865	159,327	230,158	205,594
Deferred income taxes	25,633	35,899	23,415	45,659
Changes in current assets and liabilities:
Accounts receivable, net of allowance	70,129	66,527	(7,135)	(3,436)
Accrued utility revenue	42,600	41,400	(700)	(1,200)
Deferred purchased gas costs	59,899	(36,608)	38,016	(54,797)
Accounts payable	(50,314)	(77,311)	(476)	(686)
Accrued taxes	15,914	(4,419)	29,228	(7,125)
Other current assets and liabilities	74,892	87,869	76,194	31,579
Changes in undistributed stock compensation	4,492	4,710	4,928	5,796
Equity AFUDC	(3,413)	(3,179)	(4,395)	(5,772)
Changes in deferred charges and other assets	(27,688)	(21,098)	(38,357)	(17,122)
Changes in other liabilities and deferred credits	(52,532)	(10,357)	(55,536)	19,762
Net cash provided by operating activities	413,045	329,506	451,333	364,539
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(525,221)	(587,405)	(716,564)	(784,237)
Changes in customer advances	7,691	15,049	11,643	17,461
Other	183	(51)	139	(1,353)
Net cash used in investing activities	(517,347)	(572,407)	(704,782)	(768,129)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	131,961	126,186	165,711	149,091
Dividends paid	(77,500)	(71,000)	(102,400)	(93,000)
Issuance of long-term debt, net	446,508	297,222	446,508	297,222
Retirement of long-term debt	(125,000)	—	(125,000)	—
Change in credit facility and commercial paper	(92,000)	—	(92,000)	—
Change in short-term debt	(194,000)	(122,000)	(30,000)	21,000
Withholding remittance - share-based compensation	(2,736)	(1,857)	(2,737)	(2,087)
Other	(1,186)	(801)	(1,210)	(890)
Net cash provided by financing activities	86,047	227,750	258,872	371,336

Change in cash and cash equivalents	(18,255)	(15,151)	5,423	(32,254)
Cash and cash equivalents at beginning of period	40,489	31,962	16,811	49,065
Cash and cash equivalents at end of period	$22,234	$16,811	$22,234	$16,811
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$57,168	$51,720	$94,106	$82,539
Income taxes paid (received), net	$(22,962)	$(22)	$(22,262)	$(17,164)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,329,843	1,169,549	1,229,083	1,065,242
Share-based compensation	1,137	1,102	2,397	3,317
Contributions from Southwest Gas Holdings, Inc.	32,461	24,094	131,961	126,186
Ending balances	1,363,441	1,194,745	1,363,441	1,194,745
Accumulated other comprehensive loss
Beginning balances	(51,825)	(46,540)	(55,151)	(49,049)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,027	618	3,082	1,856
FSIRS amounts reclassified to net income, net of tax	783	635	2,054	1,906
Ending balances	(50,015)	(45,287)	(50,015)	(45,287)
Retained earnings
Beginning balances	824,847	776,101	782,108	717,155
Net income (loss)	(15,973)	(20,012)	79,568	86,746
Share-based compensation	(139)	(153)	(641)	(465)
Dividends declared to Southwest Gas Holdings, Inc.	(27,000)	(24,900)	(79,300)	(72,400)
Ending balances	781,735	731,036	781,735	731,036
Total Southwest Gas Corporation equity ending balances	$2,144,273	$1,929,606	$2,144,273	$1,929,606
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, derivatives, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$133,761	$132,072
Other property	1,973	1,715
Total Southwest Gas Corporation	135,734	133,787
Centuri property, equipment, and intangibles	1,073,092	983,905
Centuri accumulated provision for depreciation and amortization	(406,590)	(352,333)
Other property	22,833	18,814
Total Southwest Gas Holdings, Inc.	$825,069	$784,173
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
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents of Southwest and the Company include money market fund investments totaling approximately $40,000 for both entities at September 30, 2020, and $23.5 million and $26.7 million, for each, respectively, at December 31, 2019, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities for Southwest include customer advances applied as contributions toward utility construction activity, capital expenditures that were not paid as of period-end reporting dates but rather included in accounts payable, and right-of-use assets obtained in exchange for lease liabilities, which are non-cash investing and financing activities. Amounts related to such activities were immaterial for the periods presented herein.
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
Accounts Receivable, net of allowances. Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payment history. Although Southwest seeks to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction (late fee assessment, noticing requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service). After disconnection of service, accounts are customarily written off approximately two months after inactivation. Dependent upon the jurisdiction, reestablishment of service requires both payment of previously unpaid balances and additional deposit requirements. Provisions for uncollectible accounts are recorded monthly based on experience, consideration of current and expected future conditions, customer and rate composition, and write-off processes. They are included in the ratemaking process as a cost of service. The Nevada jurisdictions have a regulatory mechanism associated with the gas-cost-related portion of uncollectible accounts. Such amounts are deferred and collected through a surcharge in the ratemaking process. Due to the ongoing COVID-19 pandemic, Southwest continued the moratorium initiated in March 2020 on disconnection of natural gas service for non-payment and also ceased charging late fees until further notice. While the moratorium continues to be in place, Southwest is actively working with customers experiencing financial hardship by means of flexible payment options. Management continues to monitor expected credit losses in light of the evolving financial impact of COVID-19. The allowance as of September 30, 2020 reflects the expected impact from the pandemic on balances as of that date, including consideration of customers’ ability to pay currently and once the moratorium is lifted.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Utility infrastructure services contracts receivable are recorded at face amounts less an allowance for doubtful accounts. Centuri’s customers are generally investment-grade gas and electric utility companies for which Centuri has historically recognized an insignificant amount of write-offs. Centuri’s trade accounts receivable balances carry standard payment terms of up to 60 days. Centuri maintains an allowance that is an estimate based on historical collection experience, current and estimated future economic and market conditions, and a review of the current status of each customer's trade accounts receivable balance. Account balances are monitored at least monthly, and are charged off against the allowance when management determines it is probable the balance will not be recovered. Centuri has not been significantly impacted, nor does it anticipate it will experience significant difficulty in collecting amounts due, as a result of the current environment surrounding COVID-19 given the nature of its customers.
Activity between periods in the allowance for uncollectibles and the balances as of the periods presented within the Company’s and Southwest’s financial statements were not material to the condensed consolidated financial statements overall.
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
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $55 million at September 30, 2020 and $57 million at December 31, 2019 (carried at weighted average cost), in addition to $33 million at December 31, 2019 related to a regulatory asset associated with the Arizona decoupling mechanism (an alternative revenue program), with no corresponding asset balance at September 30, 2020.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2019, management also qualitatively assessed whether events during the first nine months of 2020 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. Goodwill on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2019	$10,095	$332,928	$343,023
Foreign currency translation adjustment	—	(2,826)	(2,826)
September 30, 2020	$10,095	$330,102	$340,197

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for Southwest includes $27 million and $25.2 million of dividends declared by Southwest Gas Corporation, but not yet paid to Southwest Gas Holdings, Inc. as of September 30, 2020 and December 31, 2019, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$4,500	$200	$1,000	$11,200	$7,200	$2,000
Interest income	1,412	1,521	3,214	4,940	4,630	6,659
Equity AFUDC	1,232	1,212	3,413	3,179	4,395	5,772
Other components of net periodic benefit cost	(5,005)	(3,765)	(15,016)	(11,295)	(18,780)	(16,560)
Miscellaneous income and (expense)	(388)	(521)	(3,558)	(1,839)	(5,060)	(3,065)
Southwest Gas Corporation - total other income (deductions)	1,751	(1,353)	(10,947)	6,185	(7,615)	(5,194)
Utility infrastructure services segment:
Interest income	—	—	—	—	—	82
Foreign transaction gain (loss)	—	(6)	(16)	546	(16)	66
Miscellaneous income and (expense)	48	177	(91)	23	(194)	514
Centuri - total other income (deductions)	48	171	(107)	569	(210)	662
Corporate and administrative	—	24	8	73	37	84
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$1,799	$(1,158)	$(11,046)	$6,827	$(7,788)	$(4,448)
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
Management does not currently anticipate entering into new Swaps in the near term; the remaining Swaps as of September 30, 2020 matured in October 2020.
Previously, Southwest entered into two forward-starting interest rate swaps (“FSIRS”). One of the FSIRS became fully amortized in the current quarter with one FSIRS remaining to be amortized through 2022. The settled position for the remaining FSIRS is immaterial and will continue to be amortized from Accumulated other comprehensive income (loss) into interest expense.
Redeemable Noncontrolling Interest. In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in Linetec, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the redeemable noncontrolling interest increased by approximately $17.6 million during the third quarter of 2020. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$84,542
Net income attributable to redeemable noncontrolling interest	5,169
Redemption value adjustment	17,573
Balance, September 30, 2020	$107,284

Earnings Per Share. Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income attributable to Southwest Gas Holdings, Inc. by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance shares and restricted stock units). Unless otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(In thousands)	2020	2019	2020	2019	2020	2019
Weighted average basic shares	56,271	54,670	55,683	53,996	55,508	53,219
Effect of dilutive securities:
Management Incentive Plan shares	—	12	—	11	3	15
Restricted stock units (1)	86	66	70	56	66	53
Weighted average diluted shares	56,357	54,748	55,753	54,063	55,577	53,287
(1) The number of securities included 76,000 and 55,000 performance shares during the three months ending September 30, 2020 and 2019, 63,000 and 48,000 performance shares during the nine months ending September 30, 2020 and 2019, and 57,000 and 44,000 performance shares during the twelve months ending September 30, 2020 and 2019, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2020:
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 update “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company and Southwest adopted the update in the first quarter of 2020, and concluded the impact was not material to the consolidated financial statements of the Company or Southwest. See Accounts receivable, net of allowances above.
In January 2017, the FASB issued ASU 2017-04 “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the update, an entity will apply a one-step quantitative test as opposed to a two-step test as previously required, and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment. The Company and Southwest adopted the update in the first quarter of 2020 and will apply the update prospectively in its periodic goodwill impairment tests.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

software, with the exception that such costs are to be included in the same line item in the balance sheet that a prepayment of the fees associated with the arrangement would be presented. Once capitalized, the update requires the entity to expense the amount capitalized over the term of the hosting arrangement, including reasonably certain renewal periods. The Company and Southwest adopted the update in the first quarter of 2020 using the prospective transition method, which did not result in a material impact to the Company’s or Southwest’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to Topic 848) to replace a reference rate affected by reference rate reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The guidance was eligible to be applied upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. Management will monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. See also LIBOR discussion in Note 5 – Debt.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The update, amongst other amendments, improves the guidance related to the disclosures and earnings-per-share for convertible instruments and contracts in an entity’s own equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s consolidated financial statements and disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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

	Qualified Retirement Plan
	September 30,
	Three Months		Nine Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$8,576	$6,466	$25,725	$19,398	$32,191	$26,536
Interest cost	11,388	12,252	34,165	36,755	46,416	47,799
Expected return on plan assets	(16,324)	(15,061)	(48,972)	(45,183)	(64,033)	(59,872)
Amortization of net actuarial loss	9,006	5,589	27,019	16,767	32,608	24,796
Net periodic benefit cost	$12,646	$9,246	$37,937	$27,737	$47,182	$39,259

	SERP
	September 30,
	Three Months		Nine Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$97	$66	$292	$199	$359	$261
Interest cost	401	440	1,204	1,320	1,644	1,734
Amortization of net actuarial loss	451	255	1,353	765	1,608	1,141
Net periodic benefit cost	$949	$761	$2,849	$2,284	$3,611	$3,136

	PBOP
	September 30,
	Three Months		Nine Months		Twelve Months
	2020	2019	2020	2019	2020	2019
(Thousands of dollars)
Service cost	$395	$319	$1,186	$957	$1,505	$1,325
Interest cost	646	761	1,936	2,285	2,697	2,972
Expected return on plan assets	(852)	(789)	(2,556)	(2,367)	(3,345)	(3,296)
Amortization of prior service costs	289	318	867	953	1,185	1,286
Net periodic benefit cost	$478	$609	$1,433	$1,828	$2,042	$2,287

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Residential	$131,008	$124,169	$690,861	$706,270	$957,379	$961,928
Small commercial	35,204	39,725	159,122	179,519	228,720	250,986
Large commercial	9,942	10,945	32,588	36,030	45,493	49,288
Industrial/other	5,888	3,837	19,089	15,728	25,435	21,826
Transportation	21,040	21,580	65,281	68,297	89,364	90,696
Revenue from contracts with customers	203,082	200,256	966,941	1,005,844	1,346,391	1,374,724
Alternative revenue program revenues (deferrals)	9,199	7,957	9,545	(23,196)	7,629	(23,913)
Other revenues (1)	(1,447)	1,767	(391)	6,720	1,646	8,770
Total Gas operating revenues	$210,834	$209,980	$976,095	$989,368	$1,355,666	$1,359,581
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Service Types:
Gas infrastructure services	$387,578	$364,241	$935,444	$885,950	$1,288,468	$1,160,017
Electric power infrastructure services	115,386	70,610	282,992	184,277	346,432	202,844
Other	77,428	80,399	190,262	212,185	242,364	335,992
Total Utility infrastructure services revenues	$580,392	$515,250	$1,408,698	$1,282,412	$1,877,264	$1,698,853

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019	2020	2019	2020	2019
Contract Types:
Master services agreement	$437,914	$410,283	$1,076,961	$1,021,798	$1,438,540	$1,291,397
Bid contract	142,478	104,967	331,737	260,614	438,724	407,456
Total Utility infrastructure services revenues	$580,392	$515,250	$1,408,698	$1,282,412	$1,877,264	$1,698,853

Unit price contracts	$377,284	$415,404	$985,673	$1,006,577	$1,359,352	$1,316,404
Fixed price contracts	46,379	37,539	109,935	80,503	142,356	152,890
Time and materials contracts	156,729	62,307	313,090	195,332	375,556	229,559
Total Utility infrastructure services revenues	$580,392	$515,250	$1,408,698	$1,282,412	$1,877,264	$1,698,853

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of September 30, 2020 and December 31, 2019 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Contracts receivable, net	$275,598	$223,904
Revenue earned on contracts in progress in excess of billings	156,754	99,399
Amounts billed in excess of revenue earned on contracts	5,522	4,525
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2019 to September 30, 2020 is due to revenue recognized of $4.5 million that was included in this item as of January 1, 2020, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of September 30, 2020, Centuri had 23 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2020 was $55.3 million. Centuri expects to recognize the remaining performance obligations over approximately the next year; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Billed on completed contracts and contracts in progress	$271,872	$216,268
Other receivables	5,214	8,456
Contracts receivable, gross	277,086	224,724
Allowance for doubtful accounts	(1,488)	(820)
Contracts receivable, net	$275,598	$223,904

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Note 4 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides the activity under the Equity Shelf Program for the three-month and life-to-date periods ended September 30, 2020:

	Three Months Ended	Life-To-Date Ended
	September 30, 2020
Gross proceeds	$32,788,633	$207,125,867
Less: agent commissions	(327,886)	(2,071,259)
Net proceeds	$32,460,747	$205,054,608
Number of shares sold	506,219	2,705,376
Weighted average price per share	$64.77	$76.56
As of September 30, 2020, the Company had up to $92,874,133 of common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the nine months ended September 30, 2020, the Company issued approximately 96,000 shares of common stock through the Restricted Stock/Unit Plan and Management Incentive Plan.
Additionally, during the nine months ended September 30, 2020, the Company issued 130,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $9 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

	September 30, 2020		December 31, 2019
	Carrying Amount	Market Value	Carrying Amount	Market Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 4.45%, due 2020	$—	$—	$125,000	$126,673
Notes, 6.1%, due 2041	125,000	172,353	125,000	162,666
Notes, 3.875%, due 2022	250,000	260,388	250,000	258,550
Notes, 4.875%, due 2043	250,000	317,325	250,000	291,928
Notes, 3.8%, due 2046	300,000	335,970	300,000	308,307
Notes, 3.7%, due 2028	300,000	341,388	300,000	320,685
Notes, 4.15%, due 2049	300,000	361,053	300,000	330,138
Notes, 2.2%, due 2030	450,000	471,227	—	—
8% Series, due 2026	75,000	99,423	75,000	96,905
Medium-term notes, 7.78% series, due 2022	25,000	26,944	25,000	27,500
Medium-term notes, 7.92% series, due 2027	25,000	33,716	25,000	32,543
Medium-term notes, 6.76% series, due 2027	7,500	9,569	7,500	9,156
Unamortized discount and debt issuance costs	(18,091)		(14,450)
	2,089,409		1,768,050
Revolving credit facility and commercial paper	58,000	58,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,533)		(1,717)
	198,467		198,283
Less: current maturities	—		(125,000)
Long-term debt, less current maturities - Southwest Gas Corporation	$2,345,876		$1,991,333
Centuri:
Centuri term loan facility	$231,010	$236,477	$244,812	$252,182
Unamortized debt issuance costs	(890)		(1,101)
	230,120		243,711
Centuri secured revolving credit facility	59,908	59,950	60,021	60,057
Centuri other debt obligations	94,721	97,120	43,929	44,787
Less: current maturities	(44,903)		(38,512)
Long-term debt, less current maturities - Centuri	$339,846		$309,149
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,345,876		$2,116,333
Centuri long-term debt	384,749		347,661
Less: current maturities	(44,903)		(163,512)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,685,722		$2,300,482
Southwest has a $400 million credit facility, for which it has designated $150 million of associated capacity as long-term debt and the remaining $250 million, for working capital purposes. Interest rates for the credit facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2020, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

loans bearing interest with reference to the alternative base rate. At September 30, 2020, $58 million was outstanding on the long-term portion (including $50 million under the commercial paper program, discussed below) of the facility.
On April 10, 2020, Southwest amended its credit facility agreement; total borrowing capacity under the amended agreement remains at $400 million. The amended agreement extended the maturity date from March 2022 to April 2025. Under the amended agreement, the applicable margin will range from 0.750% to 1.500% for loans bearing interest with reference to LIBOR and from 0.000% to 0.500% for loans bearing interest with reference to an alternate base rate. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest may further amend the credit facility with a replacement rate as set forth in the amended agreement. Southwest is also required to pay a commitment fee on the unfunded portion of the commitments based on its senior unsecured long-term debt rating. The commitment fee ranges from 0.075% to 0.200% per annum. The amended agreement contains certain representations and warranties and affirmative and negative covenants similar to those contained in the previous agreement. In addition, the amended agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At September 30, 2020, as noted above, $50 million of borrowings were outstanding under the commercial paper program.
In June 2020, Southwest issued $450 million aggregate principal amount of 2.20% Senior Notes at a discount of 0.126%. The notes will mature in June 2030. A portion of the net proceeds was used to reduce borrowings under Southwest’s credit facility and to redeem the 4.45% $125 million Notes due in December 2020, which were redeemed in September 2020 after Southwest provided advance notice to the holders of its intention to redeem the notes in full at a redemption price of 100% plus accrued and unpaid interest.
Centuri has a $590 million senior secured revolving credit and term loan facility, scheduled to expire in November 2023. The capacity of the line of credit portion of the facility is $325 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of approximately $265 million. The $590 million facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at September 30, 2020 totaled $1.4 billion. At September 30, 2020, $291 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility. During 2020, Centuri also received proceeds of $70 million in equipment loans, which were used for repayment of outstanding borrowings on the line of credit.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is primarily used for short-term financing needs. There was $54 million outstanding under this credit facility as of September 30, 2020.
Similar to Southwest amending its credit facility agreement, on April 10, 2020, Southwest Gas Holdings, Inc. also amended its existing credit facility, extending the maturity date to April 2025. The revolving borrowing capacity under the amended agreement remained at $100 million, the same as before the amendment. Interest rate benchmarks (LIBOR or an alternative) as well as related ranges, including with regard to the applicable margin, largely mirror those included in Southwest’s amended facility agreement noted above, determined in this case based on Southwest Gas Holdings, Inc.’s senior unsecured long-term debt rating. Similar to the Southwest facility amendment, upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Southwest Gas Holdings, Inc. may amend its credit facility agreement with a replacement rate, as set forth in the amended agreement. The commitment fee rates, terms, and covenants, noted above for Southwest are also applicable to Southwest Gas Holdings, Inc. in its amended credit facility, including the noted ratio of funded debt to total capitalization as of the end of any quarter of any fiscal year.
As discussed previously, under Southwest’s $400 million credit facility, $250 million has been designated by management for working capital purposes. Southwest had no short-term borrowings outstanding at September 30, 2020 under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

LIBOR
It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of September 30, 2020, $54 million, $8 million and $172 million, respectively, for the holding company, Southwest, and Centuri, were outstanding under credit facilities whereby interest was with reference to LIBOR and for which facility maturity dates extend beyond 2021. As of September 30, 2020, these LIBOR-based borrowings represent approximately 0.3% of Southwest’s total debt, and 8% of total debt (including current maturities) for the Company overall. Southwest and Southwest Gas Holdings, Inc., in accordance with the April 2020 amendments to their respective facilities, may make further amendments with replacement rates if LIBOR is discontinued. However, replacement rates are not currently determinable. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will continue to monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$289	$(69)	$220	$318	$(77)	$241
Amortization of net actuarial (gain)/loss	9,457	(2,270)	7,187	5,844	(1,402)	4,442
Regulatory adjustment	(8,394)	2,014	(6,380)	(5,348)	1,283	(4,065)
Pension plans other comprehensive income (loss)	1,352	(325)	1,027	814	(196)	618
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,030	(247)	783	836	(201)	635
FSIRS other comprehensive income (loss)	1,030	(247)	783	836	(201)	635
Total other comprehensive income (loss) - Southwest Gas Corporation	2,382	(572)	1,810	1,650	(397)	1,253
Foreign currency translation adjustments:
Translation adjustments	1,024	—	1,024	(447)	—	(447)
Foreign currency other comprehensive income (loss)	1,024	—	1,024	(447)	—	(447)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$3,406	$(572)	$2,834	$1,203	$(397)	$806

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$867	$(208)	$659	$953	$(229)	$724
Amortization of net actuarial (gain)/loss	28,372	(6,809)	21,563	17,532	(4,207)	13,325
Regulatory adjustment	(25,184)	6,044	(19,140)	(16,043)	3,850	(12,193)
Pension plans other comprehensive income (loss)	4,055	(973)	3,082	2,442	(586)	1,856
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,703	(649)	2,054	2,508	(602)	1,906
FSIRS other comprehensive income (loss)	2,703	(649)	2,054	2,508	(602)	1,906
Total other comprehensive income (loss) - Southwest Gas Corporation	6,758	(1,622)	5,136	4,950	(1,188)	3,762
Foreign currency translation adjustments:
Translation adjustments	(1,187)	—	(1,187)	1,131	—	1,131
Foreign currency other comprehensive income (loss)	(1,187)	—	(1,187)	1,131	—	1,131
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$5,571	$(1,622)	$3,949	$6,081	$(1,188)	$4,893

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

	Twelve Months Ended September 30, 2020			Twelve Months Ended September 30, 2019
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(71,087)	$17,061	$(54,026)	$(20,426)	$4,902	$(15,524)
Amortization of prior service cost	1,185	(284)	901	1,286	(309)	977
Amortization of net actuarial (gain)/loss	34,216	(8,212)	26,004	25,937	(6,224)	19,713
Prior service cost	(1,878)	452	(1,426)	—	—	—
Regulatory adjustment	27,803	(6,673)	21,130	(1,597)	383	(1,214)
Pension plans other comprehensive income (loss)	(9,761)	2,344	(7,417)	5,200	(1,248)	3,952
FSIRS (designated hedging activities):
Amounts reclassified into net income	3,539	(850)	2,689	3,344	(804)	2,540
FSIRS other comprehensive income (loss)	3,539	(850)	2,689	3,344	(804)	2,540
Total other comprehensive income (loss) - Southwest Gas Corporation	(6,222)	1,494	(4,728)	8,544	(2,052)	6,492
Foreign currency translation adjustments:
Translation adjustments	(280)	—	(280)	(877)	—	(877)
Foreign currency other comprehensive income (loss)	(280)	—	(280)	(877)	—	(877)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(6,502)	$1,494	$(5,008)	$7,667	$(2,052)	$5,615
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
Approximately $1.7 million of realized losses (net of tax) related to the remaining balance of Southwest’s forward-starting interest rate swaps (“FSIRS”), included in AOCI at September 30, 2020, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(1,581)	$—	$(1,581)	$(56,732)
Translation adjustments	—	—	—	—	—	—	(1,187)	—	(1,187)	(1,187)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(1,187)	—	(1,187)	(1,187)
FSIRS amounts reclassified from AOCI (1)	—	—	—	2,703	(649)	2,054	—	—	—	2,054
Amortization of prior service cost (2)	867	(208)	659	—	—	—	—	—	—	659
Amortization of net actuarial loss (2)	28,372	(6,809)	21,563	—	—	—	—	—	—	21,563
Regulatory adjustment (3)	(25,184)	6,044	(19,140)	—	—	—	—	—	—	(19,140)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	4,055	(973)	3,082	2,703	(649)	2,054	(1,187)	—	(1,187)	3,949
Ending Balance AOCI September 30, 2020	$(62,546)	$15,012	$(47,534)	$(3,263)	$782	$(2,481)	$(2,768)	$—	$(2,768)	$(52,783)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2019	$(66,601)	$15,985	$(50,616)	$(5,966)	$1,431	$(4,535)	$(55,151)
FSIRS amounts reclassified from AOCI (5)	—	—	—	2,703	(649)	2,054	2,054
Amortization of prior service cost (6)	867	(208)	659	—	—	—	659
Amortization of net actuarial loss (6)	28,372	(6,809)	21,563	—	—	—	21,563
Regulatory adjustment (7)	(25,184)	6,044	(19,140)	—	—	—	(19,140)
Net current period other comprehensive income attributable to Southwest Gas Corporation	4,055	(973)	3,082	2,703	(649)	2,054	5,136
Ending Balance AOCI September 30, 2020	$(62,546)	$15,012	$(47,534)	$(3,263)	$782	$(2,481)	$(50,015)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Net actuarial loss	$(454,702)	$(483,074)
Prior service cost	(2,774)	(3,641)
Less: amount recognized in regulatory assets	394,930	420,114
Recognized in AOCI	$(62,546)	$(66,601)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Note 7 – Segment Information
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	September 30, 2020	December 31, 2019
Centuri accounts receivable for services provided to Southwest	$15,102	$15,235

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

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended September 30, 2020
Revenues from external customers	$210,834	$548,300	$—	$759,134
Intersegment revenues	—	32,092	—	32,092
Total	$210,834	$580,392	$—	$791,226
Segment net income (loss)	$(15,973)	$34,873	$(627)	$18,273

Three Months Ended September 30, 2019
Revenues from external customers	$209,980	$480,896	$—	$690,876
Intersegment revenues	—	34,354	—	34,354
Total	$209,980	$515,250	$—	$725,230
Segment net income (loss)	$(20,012)	$25,838	$(473)	$5,353

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Nine Months Ended September 30, 2020
Revenues from external customers	$976,095	$1,306,481	$—	$2,282,576
Intersegment revenues	—	102,217	—	102,217
Total	$976,095	$1,408,698	$—	$2,384,793
Segment net income (loss)	$79,568	$50,936	$(1,724)	$128,780

Nine Months Ended September 30, 2019
Revenues from external customers	$989,368	$1,160,303	$—	$2,149,671
Intersegment revenues	—	122,109	—	122,109
Total	$989,368	$1,282,412	$—	$2,271,780
Segment net income (loss)	$86,746	$36,725	$(1,253)	$122,218

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended September 30, 2020
Revenues from external customers	$1,355,666	$1,738,430	$—	$3,094,096
Intersegment revenues	—	138,834	—	138,834
Total	$1,355,666	$1,877,264	$—	$3,232,930
Segment net income (loss)	$155,993	$66,615	$(2,110)	$220,498

Twelve Months Ended September 30, 2019
Revenues from external customers	$1,359,581	$1,537,508	$—	$2,897,089
Intersegment revenues	—	161,345	—	161,345
Total	$1,359,581	$1,698,853	$—	$3,058,434
Segment net income (loss)	$146,287	$46,668	$(1,433)	$191,522

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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
As of September 30, 2020, Southwest had 2,112,000 residential, commercial, industrial, and other natural gas customers, of which 1,126,000 customers were located in Arizona, 786,000 in Nevada, and 200,000 in California. Over the past twelve months, first time meter sets were approximately 37,000, compared to 34,000 for the twelve months ending September 2019. The remaining increase in active customer accounts compared to the September 30, 2019 total of 2,066,000 was primarily due to a management-initiated moratorium on disconnections as a result of the COVID-19 pandemic. As utility service is an essential service to the residents in the states in which Southwest operates, it implemented the moratorium in March 2020 and also ceased charging late fees until further notice. The duration of our moratorium is currently uncertain. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2020, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the global COVID-19 pandemic, as discussed further below, could impact these statistics and associated patterns in the short term.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings, such as with the current Arizona general rate case, whereby hearings were deferred amidst the current pandemic, resulting in both a decision and new rate establishment occurring later than originally expected. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, Centuri may be engaged to perform restoration activities related to above-ground utility infrastructure. In certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can significantly impact operating results.
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
Our utility operations, as essential services, have been ongoing during this time and Southwest has continued to provide services to meet the demand of its customers. Consistent with federal and state guidelines and protocols, Southwest has continued to operate across its territories. Similarly, the majority of Centuri’s largest clients issued essential service letters to Centuri businesses in keeping with the federal definition of “essential” set out by the Department of Homeland Security. This allowed Centuri to similarly continue nearly all operations from the outset of the pandemic in the U.S., and demand has not significantly diminished. The ability to work may be impacted by individuals contracting or being exposed to COVID-19, governmental requirements to postpone certain non-essential services in some of the Company’s jurisdictions, or by management imposed restrictions for safety precautions; to date, these factors have not had a significant impact on the Company’s ability to maintain operations. The Company has instructed employees at many offices (including corporate headquarters) to work from home on a temporary basis and implemented travel restrictions. Both segments implemented business continuity plans, including the deployment of technology to conduct administrative and critical functions remotely, where possible, and employees and management teams have been in place to communicate and respond to changes quickly and effectively. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As an essential service provider, Southwest implemented several important measures with regard to its customers. As noted above, it initiated a moratorium on natural gas disconnections for non-payment; it is working with customers who are experiencing financial hardship through flexible payment arrangements; it is coordinating with certain governmental and nonprofit entities for customer payment assistance; and it also ceased charging late fees until further notice. Management has increased the allowance for uncollectibles; however, neither this nor other measures associated with the moratorium have had a material impact on our financial position overall. As the pandemic continues into the winter season when monthly utility bills are typically higher, we expect the seasonal pattern of change in the allowance to be generally in line with historical patterns; however, the potential impact could be more significant given the pandemic. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers delayed some projects, notably during the second quarter, and primarily in response to local governmental restrictions. Project delays, whether due to governmental restrictions or reassessments of timing by Centuri’s customers, resulted in temporary reductions of workforce crews; such impacts were primarily limited to the second quarter of 2020. Some crew reductions are ongoing in specific areas and the associated revenue impacts have not been significant. Management is monitoring the dynamic nature of these circumstances, the full future impacts of which are not currently known, including the impact from business curtailments, weak market conditions, or governmental restrictions, including any restrictions which could limit the fulfillment by Centuri of its contractual obligations.
The Company has incurred additional expenses in connection with its response to these conditions, including costs of disinfecting work locations and equipment, costs related to enabling employees to support customers while working remotely, and impacts on earnings and cash flows from the moratorium on customer disconnection and late fee assessment. These additional costs were not material to the Company’s fiscal 2020 results to date, and were mitigated by reduced training and travel costs, as important training and business meetings were held virtually, rather than in person. Appropriate access to cash exists and certain of Southwest’s regulatory commissions have implemented measures to further mitigate impacts of these conditions on Southwest. See Rates and Regulatory Proceedings below for additional detail.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted, as discussed in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. The CARES Act to date has not, and management anticipates that it will not, have a material effect on the Company’s or Southwest’s results of operations, financial position, or liquidity. In Canada, Centuri received $4.1 million of wage subsidies (through September 30, 2020) from the Canadian government as part of a COVID-19 relief program. Management does not expect these subsidies, if any, to be significant in future periods.
The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, including the timing of the resumption of commerce across our service territories, the magnitude of further spread of the virus, impacts of these conditions on our customers, the state of the North American economy, and possibly other unmitigated effects related to the virus. Management does not currently expect the impact of these conditions to be material to the Company’s liquidity and financial position; however, the continued level of uncertainty over the economic and operational impacts of COVID-19 means management cannot predict whether the related financial impact in future periods will be any different from the impacts reflected for the nine months ended September 30, 2020. In anticipation of a redeployment of employees to their normal work locations, management has created a multi-phase reintegration plan to safeguard the well-being of our teams, including hygiene, sanitization, and social distancing practices, as well as the use of personal protective equipment for employees and visitors. Management will continue to monitor developments affecting the Company’s employees, customers, and operations, and take additional steps to address the COVID-19 pandemic and its impacts, as necessary. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 73% of twelve-month-to-date consolidated net income over the past two years. As such, MD&A is primarily focused on that segment. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
(In thousands, except per share amounts)	2020	2019	2020	2019	2020	2019
Contribution to net income
Natural gas operations	$(15,973)	$(20,012)	$79,568	$86,746	$155,993	$146,287
Utility infrastructure services	34,873	25,838	50,936	36,725	66,615	46,668
Corporate and administrative	(627)	(473)	(1,724)	(1,253)	(2,110)	(1,433)
Net income	$18,273	$5,353	$128,780	$122,218	$220,498	$191,522

Weighted average common shares	56,271	54,670	55,683	53,996	55,508	53,219
Basic earnings per share
Consolidated	$0.32	$0.10	$2.31	$2.26	$3.97	$3.60
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$210,834	$209,980	$976,095	$989,368	$1,355,666	$1,359,581
Less: Net cost of gas sold	36,321	35,068	264,615	292,854	356,925	393,141
Operating margin	$174,513	$174,912	$711,480	$696,514	$998,741	$966,440

3rd Quarter 2020 Overview
Natural gas operations highlights include the following:

•37,000 first-time meters sets (1.8% growth rate) occurred over the past 12 months
•Operations and maintenance expense decreased $7.9 million
•Company-Owned Life Insurance (“COLI”) income increased $4.3 million between quarters
•Nevada general rate case finalized with rate relief effective October 2020

Utility infrastructure services highlights include the following:

•Record third quarter revenues of $580.4 million and net income of $34.9 million
•Emergency restoration services provided following Hurricanes Hanna, Isaias, and Laura
•Approximately 90% of trailing twelve-month revenues were from regulated utilities

Southwest Gas Holdings highlights include the following:
•In September, S&P upgraded the outlook for Southwest Gas Holdings, Inc. and Southwest Gas Corporation from negative to stable (credit ratings unchanged)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$210,834	$209,980
Net cost of gas sold	36,321	35,068
Operating margin	174,513	174,912
Operations and maintenance expense	101,159	109,039
Depreciation and amortization	55,942	52,372
Taxes other than income taxes	15,787	15,308
Operating income (loss)	1,625	(1,807)
Other income (deductions)	1,751	(1,353)
Net interest deductions	26,103	23,619
Loss before income taxes	(22,727)	(26,779)
Income tax benefit	(6,754)	(6,767)
Contribution to consolidated net income	$(15,973)	$(20,012)
Improvements from natural gas operations to consolidated net income of $4 million occurred between the third quarters of 2020 and 2019. The improvement was primarily due to lower Operations and maintenance expense and an increase in Other income, offset by increases in Depreciation and amortization and Net interest deductions.
Operating margin was slightly below the same quarter in the previous year. Customer growth provided approximately $2.6 million of incremental margin from 37,000 first-time meter sets during the last twelve months, while rate relief added $400,000 of margin. Offsetting these increases were other items, including impacts from a temporary moratorium on late fees and lower connection/re-connection charges during the COVID-19 pandemic. A reduction in amounts associated with regulatory account balances also impacted operating margin; however, effects of program recoveries are primarily offset in amortization expense (below).
Operations and maintenance expense decreased $7.9 million between quarters primarily due to the impacts of COVID-19 on training and travel costs and reductions in other service and maintenance costs. Additionally, lower legal claims-related costs contributed to the decrease between quarters. Overall, operations and maintenance expenses are expected to increase in the fourth quarter of 2020.
Depreciation and amortization expense increased $3.6 million, or 7%, between quarters, primarily due to a $678 million, or 9%, increase in average gas plant in service compared to the corresponding quarter a year ago, offset by a decrease of $1.1 million associated with regulatory program balances. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income improved $3.1 million between quarters primarily due to an increase in income from COLI policies. The current quarter reflects $4.5 million in income from increases in COLI policy cash surrender values, while the prior-year quarter reflected $200,000 in related income. These values are significantly impacted by fluctuations in the values of equity securities associated with the cash surrender values, and values in both quarters were impacted consistent with the broader securities markets. Offsetting these impacts were higher non-service-related costs associated with employee pension and other postretirement benefits.
Net interest deductions increased $2.5 million in the third quarter of 2020, as compared to the prior-year quarter, primarily due to the issuance of $450 million of Senior Notes in June 2020, offset by lower borrowings under Southwest’s credit facility. Refer to Note 5 - Debt in Notes to Financial Statements in this Form 10-Q for the use of proceeds, including the ultimate redemption of maturing debt in September 2020. Increased carrying costs on PGA balances, primarily in Nevada, also contributed to the increase.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Natural Gas Operations
Nine-Months Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$976,095	$989,368
Net cost of gas sold	264,615	292,854
Operating margin	711,480	696,514
Operations and maintenance expense	303,567	319,572
Depreciation and amortization	173,865	159,327
Taxes other than income taxes	47,507	46,640
Operating income	186,541	170,975
Other income (deductions)	(10,947)	6,185
Net interest deductions	75,152	70,063
Income before income taxes	100,442	107,097
Income tax expense	20,874	20,351
Contribution to consolidated net income	$79,568	$86,746
Contribution from natural gas operations to consolidated net income decreased $7.2 million between the first nine months of 2020 and 2019. The decline was primarily due to a decrease in Other income and increases in Depreciation and amortization and Net interest deductions, partially offset by an increase in Operating margin and lower Operations and maintenance expense.
Operating margin increased $15 million, including $11 million attributable to customer growth. Rate relief, primarily in California, contributed an additional $2 million in operating margin. The prior-year period included an approximate $5 million reduction in margin resulting from a one-time adjustment by the Arizona Corporation Commission to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. Offsetting these impacts are lower late fees and connect/re-connect charges during the current moratorium discussed earlier. Residual impacts include those related to regulatory mechanisms, including recovery/return of regulatory program balances (primarily offset in amortization expense), in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense decreased $16 million, or 5%, between periods. Reductions in training and travel costs due to the COVID-19 environment, as well as lower legal claims-related costs, and decreases in other service and maintenance costs contributed to the decline between periods.
Depreciation and amortization expense increased $15 million, or 9%, between periods primarily due to a $682 million, or 9%, increase in average gas plant in service between periods. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. Amortization associated with regulatory account balances, as noted above, also resulted in increases in expense in the current period.
Other income decreased $17.1 million overall between periods. The current period reflects $1 million of COLI-related income, while the prior-year period reflected $11.2 million of COLI-related income. The non-service cost components of employee pension and other postretirement benefits were $3.7 million higher between periods. Lower interest income on regulatory account balances also contributed to the decrease between periods.
Net interest deductions increased $5.1 million between periods, primarily due to interest associated with the issuance of $300 million of Senior Notes in May 2019 and $450 million of Senior Notes in June 2020, partially offset by reduced interest rates and lower outstanding balances under Southwest’s credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019
Gas operating revenues	$1,355,666	$1,359,581
Net cost of gas sold	356,925	393,141
Operating margin	998,741	966,440
Operations and maintenance expense	406,169	412,330
Depreciation and amortization	230,158	205,594
Taxes other than income taxes	63,195	61,579
Operating income	299,219	286,937
Other income (deductions)	(7,615)	(5,194)
Net interest deductions	100,115	92,000
Income before income taxes	191,489	189,743
Income tax expense	35,496	43,456
Contribution to consolidated net income	$155,993	$146,287
Contribution to consolidated net income from natural gas operations increased $10 million between the twelve-month periods ended September 2020 and 2019. The increase was primarily due to an increase in Operating margin and lower Operations and maintenance expense and Income tax expense, partially offset by higher Depreciation and amortization expense, Net interest deductions, and lower Other income.
Operating margin increased $32 million between periods. Customer growth provided $14 million, and combined rate relief, primarily in Nevada and California, provided $5 million of incremental operating margin. The prior-year period included an approximate $5 million reduction in margin resulting from a one-time adjustment to reflect the impacts of U.S. tax reform on the Arizona decoupling mechanism. The remaining net increase primarily resulted from regulatory mechanisms, notably an increase in regulatory asset recoveries (see discussion of amortization expense below).
Operations and maintenance expense decreased $6.2 million (or 1%) between periods primarily due to lower training and travel costs due to the current COVID-19 environment, as well as decreases in other service and maintenance costs, offset by incremental expenditures for pipeline damage prevention programs and increases in employee pension and other postretirement benefits.
Depreciation and amortization expense increased $24.6 million, or 12%, between periods primarily due to a $670 million, or 9%, increase in average gas plant in service since the corresponding period in the prior year. Amounts associated with regulatory program balances increased approximately $8 million between periods.
Other income decreased $2.4 million between the twelve-month periods of 2020 and 2019 primarily due to lower interest on regulatory account balances, a decrease in amounts associated with the allowance for equity funds applied to projects during construction, and higher non-service cost components of employee pension and other postretirement benefits. Offsetting these impacts was an increase between periods in COLI policy cash surrender values. The current twelve-month period reflects a $7.2 million increase in COLI cash surrender values, while the prior-year period reflected a $2 million increase.
Net interest deductions increased $8.1 million between periods primarily due to interest associated with the issuance of $300 million of Senior Notes in May 2019 and $450 million of Senior Notes in June 2020, offset by a reduction in outstanding borrowings under the credit facility.
The reduction in income taxes between periods reflects lower state income taxes (due to apportionment changes) and an additional $1.2 million in amortization of excess accumulated deferred income taxes following U.S. tax reform, which reduces tax expense.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$580,392	$515,250
Operating expenses:
Utility infrastructure services expenses	502,951	451,574
Depreciation and amortization	24,197	22,998
Operating income	53,244	40,678
Other income (deductions)	48	171
Net interest deductions	2,000	3,788
Income before income taxes	51,292	37,061
Income tax expense	13,629	10,051
Net income	37,663	27,010
Net income attributable to noncontrolling interest	2,790	1,172
Contribution to consolidated net income attributable to Centuri	$34,873	$25,838
Utility infrastructure services revenues increased $65.1 million in the third quarter of 2020 when compared to the prior-year quarter. Approximately $48.7 million in revenue was recognized during the third quarter from emergency restoration services related to hurricane damage in the Gulf Coast and eastern regions of the U.S. Storm restoration revenues during the same quarter in 2019 totaled $6.3 million. Restoration revenues are contracted under time-and-material rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Centuri’s revenues derived from these services vary from period to period due to the unpredictable nature of weather-related events, and can also vary greatly depending on the geographic area, customer mix, and rate of compensation under the contract. Higher volumes of gas and electric infrastructure work under blanket and bid contracts were also realized during the third quarter of 2020.
Utility infrastructure services expenses increased $51.4 million in the third quarter of 2020 when compared to the prior-year quarter, due primarily to increased costs associated with storm restoration services, as well as costs to complete additional gas and electric infrastructure work. Existing crews are diverted from other work to perform storm restoration work, which typically generates a higher profit margin than other core infrastructure services due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Such profit margins can vary greatly depending on the geographic area, customer mix, and contract terms as noted above. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased $6.7 million in the current quarter when compared to the corresponding quarter in 2019 due to higher payroll and operating costs associated with continued growth of the business and higher profit-based incentive compensation costs.
Depreciation and amortization expense increased $1.2 million between quarters attributable to additional equipment purchased to support the growing volume of work being performed.
Net interest deductions decreased $1.8 million between periods due primarily to lower rates associated with outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$1,408,698	$1,282,412
Operating expenses:
Utility infrastructure services expenses	1,252,489	1,154,238
Depreciation and amortization	71,144	63,924
Operating income	85,065	64,250
Other income (deductions)	(107)	569
Net interest deductions	7,138	10,514
Income before income taxes	77,820	54,305
Income tax expense	21,715	15,057
Net income	56,105	39,248
Net income attributable to noncontrolling interest	5,169	2,523
Contribution to consolidated net income attributable to Centuri	$50,936	$36,725
Utility infrastructure services revenues increased $126.3 million during the first nine months of 2020 when compared to the same period in the prior year, primarily due to a higher volume of gas and electric infrastructure work under blanket and bid contracts. For the first nine months of 2020, $56 million of revenues were from emergency restoration services related to hurricane and tornado damage in the Gulf Coast and eastern regions of the U.S. as compared to $13.2 million during the same period in 2019. As noted earlier, Centuri’s revenues derived from storm restoration services vary from period to period due to the unpredictable nature of weather-related events, and the contract terms for the emergency response, as discussed earlier. Also, during the first nine months of 2020, Centuri earned incremental revenues of approximately $25 million related to a new bid job with an existing gas infrastructure customer in Canada that commenced during the current year. Centuri achieved these increases despite a temporary shut-down of certain crews, primarily in the second quarter of 2020, in response to local government requirements to postpone non-essential business services and precautions to ensure employee safety during the COVID-19 outbreak.
Utility infrastructure services expenses increased $98.3 million during the first nine months of 2020 when compared to the same period in the prior year, due primarily to costs to complete additional gas and electric infrastructure work as well as increased costs associated with storm restoration revenues, partially offset by increased productivity and efficiencies on electrical infrastructure projects and lower fuel costs as a percentage of revenues. Storm restoration work typically generates a higher profit margin than core infrastructure services due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Offsetting these favorable impacts were certain increased costs and workforce inefficiencies, primarily in the second quarter of 2020, associated with the impact of the COVID-19 pandemic. During the first nine months of 2020, Centuri received $4.1 million in wage subsidies from the Canadian government associated with COVID-19. These funds were recorded as a reduction to wage expense. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased $15.8 million in the first nine months of 2020 when compared to the corresponding period during 2019 due to higher payroll and operating costs associated with continued growth of the business and higher profit-based incentive compensation costs.
Depreciation and amortization expense increased approximately $7 million between periods, attributable to additional equipment purchased to support the growing volume of work being performed.
Net interest deductions decreased $3.4 million during the first nine months of 2020 due primarily to lower rates associated with outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2020	2019
Utility infrastructure services revenues	$1,877,264	$1,698,853
Operating expenses:
Utility infrastructure services expenses	1,671,478	1,534,442
Depreciation and amortization	94,837	80,928
Operating income	110,949	83,483
Other income (deductions)	(210)	662
Net interest deductions	10,710	14,256
Income before income taxes	100,029	69,889
Income tax expense	28,057	20,526
Net income	71,972	49,363
Net income attributable to noncontrolling interest	5,357	2,695
Contribution to consolidated net income attributable to Centuri	$66,615	$46,668
Utility infrastructure services revenues increased $178.4 million overall in the current twelve-month period compared to the corresponding period of 2019, primarily due to incremental electric infrastructure revenues from Linetec (acquired in November 2018) of $132.5 million, as well as continued growth with existing gas infrastructure customers under master service and bid agreements. Of the incremental Linetec revenues, $56 million was from emergency restoration services related to hurricane and tornado damage in the Gulf Coast and eastern regions of the U.S. as compared to $13.2 million during the same period in 2019. Centuri achieved increases in revenues despite the temporary shut-down of certain crews and postponement of certain work (due to COVID-19) noted earlier as occurring primarily in the second quarter of 2020. Results during the twelve-month period of 2019 reflected revenues and incremental profits from customer-requested strike support that did not recur in 2020.
Utility infrastructure services expenses increased $137 million between periods, primarily due to incremental expenses related to Linetec’s electric infrastructure work of $102.1 million (including increased costs associated with storm restoration work) and additional gas infrastructure work, and due to higher labor-related operating expenses to support growth in operations. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased $11.4 million in the twelve-month period ended September 2020 when compared to the corresponding period ended September 2019, resulting from higher payroll and operating costs associated with continued growth of the business and higher profit-based incentive compensation costs. Net gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $2.9 million and $3.9 million for the twelve-month periods of 2020 and 2019, respectively.
Depreciation and amortization expense increased $13.9 million between the current and prior-year period. The increase was primarily attributable to the incremental costs related to Linetec depreciation of $10.4 million, and to additional property and equipment purchased to support the growing volume of work being performed.
Net interest deductions decreased $3.5 million between periods due primarily to lower rates associated with outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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
Arizona Jurisdiction
Arizona General Rate Case. On May 1, 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, including the return of excess deferred income taxes to customers, and to reflect capital investments of approximately $670 million, including certain post-test year additions, including the southern Arizona LNG facility discussed below. The application also included a proposed 10.3% return on equity (“ROE”) relative to a capital structure of 51.1% equity. At the time of the original filing, the Company estimated the return of approximately $20.6 million of excess accumulated deferred income taxes (“EADIT”), which was updated through an amended filing in October 2019 to $5.7 million in actual amortization of EADIT, known after the Company’s 2018 federal income tax return was filed in 2019. The actual amount, determined based on a prescribed methodology, is the amount that may be returned to customers. The difference of $14.9 million would result in an increase in revenue and income tax expense, thereby having no impact on earnings overall. In association with the amendment, Southwest also included additional post-test year plant in the amount of $124.5 million associated with its COYL and VSP programs, discussed further below. The amendment overall increased the deficiency by $36 million, to $93 million. Through the discovery and testimony exchanges, Southwest updated certain aspects of its cost of service, including a revised proposed ROE of 10.15%, resulting in an updated proposed increase of $90.6 million. The updated request includes the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe. It also includes a proposal for a renewable natural gas program that authorizes Southwest to purchase renewable natural gas for its customers and to recover the cost as part of its purchased gas adjustment mechanism. The original hearing date was postponed due to the COVID-19 pandemic and was convened in June and July. Prior to the start of the hearing, Southwest entered into a stipulation with the parties to the case on a number of issues. As part of the stipulation, the parties agreed to continue the COYL program; to establish a Tax Expense Adjustor Mechanism to track annual changes in the amortization of EADIT, as well as any future changes in the federal tax rate; to incorporate various tariff proposals; and to include a resolution for a 10-year amortization period for EADIT associated with deemed “unprotected” plant. EADIT associated with “protected” plant relates to timing differences from using accelerated depreciation for tax purposes and another method for book purposes, and “unprotected” amounts relate to all other timing differences. The legal briefing was completed in mid-September, with a Commission decision expected during the fourth quarter.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

established in the previously concluded general rate case, until cost-of-service rates are updated in association with the pending general rate case. The current method to return this amount (in advance of the conclusion of the current general rate proceeding) is through a per-therm surcredit. Southwest has been tracking monthly differences between amounts expected to be returned and amounts actually returned to customers during 2018 and 2019, and continuing in 2020, which has resulted in an asset balance of $2 million as of September 30, 2020.
Liquefied Natural Gas (“LNG”) Facility. In 2014, Southwest sought ACC preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, to be operated by Southwest, and connected directly to its distribution system. Southwest was ultimately granted approval for construction and deferral of costs not to exceed $80 million. The facility was placed in service in December 2019 at a capital expenditure cost of approximately $75.3 million (including land acquisition costs), considered as part of Southwest’s pending rate case. In addition to tracking the revenue requirement associated with the capital investment in a regulatory asset, operating expenses associated with the plant are also authorized to be included in a regulatory asset, which is also being addressed as part of the pending general rate case.
Customer-Owned Yard Line (“COYL”) Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. In 2014, the ACC approved a “Phase II” of the COYL program, which included the replacement of non-leaking COYLs. The surcharge is designed to collect the annual revenue requirement as the program progresses. In the filing made in February 2019, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge of $3.5 million, indicating it would review the program as part of the pending general rate case. As discussed above, the parties to the pending rate case stipulated to continue the COYL program. Southwest also proposed to have the ACC review an estimated $21.1 million of 2019 COYL capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case. As part of their filed testimony in the current case, the ACC Staff and the consumer advocate recommended recovery of this plant as part of Southwest’s filed post-test year plant adjustment, with inclusion of related amounts in base rates, and also expressed support for the continuation of the COYL program.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program. Southwest currently has a substantial amount of pre-1970s vintage steel pipe in Arizona. As part of the program, Southwest proposed to start replacing the pipe on an accelerated basis and to recover the costs through an annual surcharge filing. A surcharge related thereto has been customarily designed to be revised annually as the program progresses to collect the annual revenue requirement associated with the related capital expenditures. In the most recent VSP filing, in February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) associated with the replacement of approximately $100 million in 2018 VSP capital projects. The ACC issued an Order in October 2019 authorizing Southwest to retain the current annual surcharge of $2.4 million and indicated it would review the program as part of the pending rate general case. Southwest also proposed to have the ACC review an estimated $103.4 million of 2019 VSP capital projects, and if authorized, to also render a decision regarding cost recovery as part of the pending rate case. As part of their filed testimony in the current case, the ACC Staff and the consumer advocate recommended recovery of this plant as part of Southwest’s filed post-test year plan adjustment, with inclusion of related amounts in base rates. The further continuation of the VSP is pending a decision in the current general rate proceeding.
Customer Data Modernization Initiative. Southwest has embarked on an initiative to replace its customer service system and gas transaction systems, each of which is utilized to support all Southwest service territories. Combined, these undertakings are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order which, if approved, would authorize Southwest to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The total cost for the CDMI is estimated at $174 million, approximately $96 million of which would be allocable to the Arizona rate jurisdiction. The initiative is currently expected to be completed in the first half of 2021. A hearing in this matter was held in June 2020. The legal briefing was completed in mid-September, with a Commission decision expected in the fourth quarter.
California Jurisdiction
California General Rate Case. Southwest’s existing rates became effective June 2014, and included a Post-Test Year (“PTY”) Ratemaking Mechanism, which allowed for attrition increases of 2.75% annually for 2015 through 2018, after which time new rates from a subsequent rate case cycle would have been expected to be in effect. In December 2016, Southwest filed to modify

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

the earlier (2014) general rate case decision to extend the rate case cycle by two years, and received CPUC approval in June 2017, including extension of the annual 2.75% PTY attrition adjustments for 2019 and 2020.
On August 30, 2019, Southwest filed the previously deferred general rate case, based on a test year of 2021, seeking authority to increase rates in its California rate jurisdictions. The proposed combined revenue increase of $12.8 million was net of a $10.9 million revenue reduction associated with changes from U.S. tax reform, which included the amortization of $9.8 million (approximately $2 million annually over five years) associated with the difference in authorized income tax expense and actual incurred income tax expense for years 2019 and 2020, which when returned will impact cash flows, but would not be expected to have an impact on earnings. Southwest has been tracking those amounts, as directed, and reserving them for return to customers. The overall revenue request also included $1.6 million of EADIT proposed to be returned to customers each year until the amount is reset as part of a future rate case. Southwest’s proposal included an ROE of 10.5%, relative to a 53% equity ratio; continuation of annual post-test year margin adjustments of 2.75%; implementation of various safety-related programs, including a targeted pipe replacement program and a meter protection program (with a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and upgraded Encoder Receiver Transmitter protocol); as well as an expansion of the school COYL replacement program. Ahead of hearings scheduled to begin in late June, Southwest reached an agreement in principle with the Public Advocate’s Office for settlement of the pending general rate case.
The agreement in principle includes a $6.4 million total combined revenue increase with a 10% ROE, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase of $12.8 million is associated with a North Lake Tahoe project that will not be completed by the beginning of 2021; consequently, the parties agreed to remove it from the base rate increase and instead Southwest will recover the cost of the project through a surcharge as described below. The agreement also maintains Southwest’s existing 2.75% annual attrition adjustments, the continuation of the pension balancing account, and approves the proposed increase in the residential basic service charge from the existing $5.00 to $5.75 per month. The parties also agreed to a cumulative total of $119 million over the five-year rate cycle to implement proposed risk-informed decision making proposals, consisting of the school COYL replacement, meter protection, and pipe replacement programs. Southwest is also authorized to implement a surcharge annually to recover the cost of these programs. The agreement in principle was filed in early August 2020, and if approved, new rates would be expected to become effective in January 2021.
Attrition Filing. In November 2019, Southwest made its latest annual PTY attrition filing, requesting annual revenue increases of $2.06 million in southern California, $556,000 in northern California, and $278,000 for South Lake Tahoe. This filing was approved in December 2019 and rates were made effective in January 2020. At the same time, rates were also updated to recover the regulatory asset associated with the revenue decoupling mechanism, or margin tracker.
Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in 2018 adopting an allocation methodology to distribute the net revenues or costs. Southwest began amortizing its then existing net cost balance over a 12-month period with recovery rates effective July 2018 for all applicable rate schedules. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year, following initial required credits in October 2018. Amounts distributed in April 2019 and 2020 were comparable. GHG compliance costs recovered through rates have no impact on earnings.
Renewable Natural Gas. In February 2019, Southwest filed an application that, among other things, sought to formally allow the inclusion of renewable natural gas (or biomethane) as a potential component of Southwest’s gas supply portfolio through the Biomethane Gas Program (“BGP”). This proposal is designed to further the goals of the California Global Warming Solutions Act of 2006, the California Low Carbon Fuel Standard, Senate Bills 1383 and 1440, as well as current or future legislative or regulatory efforts to reduce greenhouse gas emissions. Implementation of the BGP addresses cost recovery as part of Southwest’s existing Gas Cost Incentive Mechanism related to the purchase or sale of biomethane. The CPUC issued a final decision approving the proposal in March 2020.
Customer Data Modernization Initiative. On April 26, 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the estimated $174 million total for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considered its application request to establish the two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which would allow Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI. The balance tracked in the memorandum account would be transferred to the two-way balancing account, if approved. In January 2020, Southwest and the Public Advocates Office reached a settlement agreement to adopt Southwest’s

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Application for Authority to Implement the CDMI. The CPUC issued a final decision approving the settlement agreement as filed in July 2020. A rate to begin recovering the balance accumulated through June 30 was established and made effective September 1, 2020. This rate will be updated annually thereafter each January, beginning January 2021.
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
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed a general rate case application with the PUCN in February 2020, which requested a statewide overall general rate increase of approximately $38.3 million. The request sought an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the General Revenues Adjustment (“GRA”) mechanism (full revenue decoupling). The request also proposed the recovery of previously excluded costs attributable to several software applications. In June 2020, Southwest submitted its certification filing to update certain balances through May 31, 2020, which increased its overall proposed rate increase to $38.5 million. Commission Staff and the Bureau of Consumer Protection filed testimony in July, recommending an overall increase of approximately $21.6 million and approximately $20 million, respectively. A hearing in this matter was held in August 2020, with the Commission issuing its final order on September 25, 2020. The final order provides for an authorized combined revenue increase of approximately $23 million for northern and southern Nevada and continuation of the currently authorized 9.25% ROE with a capital structure of 49.26% equity and 50.74% debt. Southwest’s existing GRA was authorized to continue without modification. Full cost recovery of the unamortized balance of previously excluded software projects was authorized, along with the inclusion of all proposed Gas Infrastructure Replacement (“GIR”) and Mesquite Expansion projects in rate base, and full recovery of test year and certification operations and maintenance expenses associated with the CDMI project. Rates became effective in October 2020.
The previous general rate case decision, in December 2018, authorized an ROE of 9.25% relative to Southwest’s proposed capital structure of 49.66% equity applicable to both southern and northern Nevada. Rates from this earlier proceeding originally became effective in January 2019. As part of that proceeding, management filed a request for reconsideration of several rate case issues during the same month of effective rates; however, the PUCN ultimately granted no further rate relief. A modified final decision, following certain technical clarifications to calculations of the decision, resulted in a final revenue increase of $9.2 million in southern Nevada and a revenue decrease in northern Nevada of $2.1 million. The modified rates became effective in March 2019. Management decided to seek judicial review of the PUCN’s rate order, which was considered in January 2020. The District Court Judge deferred to the PUCN’s original findings. In March 2020, Southwest filed an appeal with the Nevada Supreme Court, which remains active; the resolution will likely take 12-24 months.
General Revenues Adjustment. The continuation of the GRA was affirmed as part of Southwest’s recently concluded general rate case, effective October 2020. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanism, including the GRA. In June 2019, Southwest made its annual filing, requesting to update the GRA to reflect then existing balances in both southern and northern Nevada. This filing provided for a decrease of approximately $8 million for an over-collected balance in southern Nevada and an increase of approximately $2 million in northern Nevada. The proposed changes were approved, with rates effective January 2020. In May 2020, Southwest made its latest ARA filing, which proposes annualized margin decreases of $5.3 million in southern Nevada and an increase of $1.6 million in northern Nevada. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism, which defers and recovers certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually, generally in May, to seek preapproval of qualifying replacement projects.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Furthermore, a GIR rate application is generally filed each October to reset the GIR recovery surcharge rate related to previously approved and completed projects, with new rates typically becoming effective each January. On October 1, 2019, Southwest filed a rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2019. This surcharge rate became effective February 1, 2020 and is expected to result in a reduction in annual revenue of approximately $5.3 million in southern Nevada and no incremental revenue in northern Nevada. On September 30, 2020, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2020. The surcharge rate is expected to result in a reduction in annual revenue of approximately $11.8 million effective January 1, 2021.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its June 2019 ARA filing, Southwest proposed annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. However, Southwest entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, which reflected the recovery of a related but separate program balance to be rolled into customer rates with the same effective date. The modification was approved, and rates became effective January 2020. In its May 2020 ARA filing, Southwest proposed annualized margin decreases of $313,000 and $55,000 for southern and northern Nevada, respectively.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion. The order approved a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The annual revenue requirement associated with the project is $2.8 million. A volumetric rate, applicable to all southern Nevada customers (including new customers in Mesquite), was implemented in October 2019 to recover the cost. Southwest’s May 2020 ARA filing, which proposes an annualized margin increase of $185,000, reflects the cumulative deferred revenue requirement associated with the Mesquite facilities that have been placed in service through April 30, 2020. During 2020, Southwest continued serving certain customers in Mesquite from an approved virtual pipeline network, providing temporary natural gas supply using portions of the approved distribution system and compressed natural gas. Construction of the remaining approved distribution system to bring the permanent natural gas supply to Mesquite has continued throughout 2020 and is planned to be placed in service in the fourth quarter of 2020.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and to implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Expansion to the Spring Creek area near Elko, Nevada consists of a high-pressure approach main and associated regulator stations, an interior backbone, and the extension of the distribution system from the interior backbone system. The total capital investment is estimated to be $61.9 million. A stipulation in this matter was reached with the parties and approved by the PUCN in December 2019, which largely accepted Southwest’s proposal with modifications reflected in the rate recovery allocations split amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction of the initial phase of the expansion began in the third quarter of 2020, with certain customers expected to be served by the end of the fourth quarter of 2020.
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with this multi-year project. Approximately $59 million of the estimated $174 million cost of the CDMI would be allocable to the Nevada rate jurisdictions. A hearing on this matter was held in August 2019 and the PUCN issued its decision in September 2019, denying Southwest’s request for regulatory asset treatment, finding that a general rate case is the most appropriate venue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. As part of Southwest’s recently approved general rate case filing, Southwest was authorized to include CDMI costs since the beginning of the test year as part of its revenue requirement in the case. The project is expected to be moved to production in 2021.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts to track the financial impacts associated with maintaining service for customers affected by COVID-19, including those whose service would have been otherwise terminated/disconnected, effective March 12, 2020, the date that Governor Steve Sisolak declared a state of emergency related to COVID-19. These costs will be considered by the PUCN for future recovery.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

FERC Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in the 2014 Paiute general rate case. In January 2020, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle its general rate case. In addition to continuing the term-differentiated rate structures with its shippers, the agreement requires Paiute’s three largest transportation customers and all of its storage customers to extend their service agreements to have primary terms of at least five years. The settlement resulted in a revenue reduction of approximately $700,000 and is based on a 9.90% pre-tax rate of return. Also, as part of this agreement, Paiute agreed not to file a rate case prior to January 1, 2022, but no later than May 31, 2025.
In January 2020, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis, effective February 2020. On March 30, 2020, Paiute filed the proposed settlement agreement with the FERC for review and approval. On July 6, 2020, the FERC issued a letter order approving the settlement, and the order became final on August 5, 2020.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. As of September 30, 2020, over-collections in each of Southwest’s service territories resulted in a liability of $76.2 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	September 30, 2020	December 31, 2019	September 30, 2019
Arizona	$(14,674)	$(59,259)	$(84,438)
Northern Nevada	(12,724)	11,894	11,909
Southern Nevada	(45,506)	32,518	37,895
California	(3,338)	(1,496)	(3,592)
	$(76,242)	$(16,343)	$(38,226)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has accelerated pipe replacement activities to fortify system integrity and reliability, notably in association with gas infrastructure replacement programs as discussed previously. This accelerated activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which should minimize interest costs.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $109 million in the first nine months of 2020 as compared to the same period of 2019. The improvement in cash flows primarily resulted from collections of amounts under purchased gas adjustment mechanisms (compared to amounts refunded in the prior year), an increase in recoveries ($45 million) related to the Arizona decoupling mechanism balance between nine-month periods, as well as an increase in net income (including giving effect to depreciation and amortization). These impacts were partially offset by a $50 million supplemental contribution for pension funding made in January 2020 (included in Changes in other liabilities and deferred credits in the Condensed Consolidated Statements of Cash Flows of both the Company and Southwest). Utility accounts receivable collections generally are lower in the current year in light of Southwest’s temporary moratorium on disconnection of service amidst the COVID-19 environment, while improvement in cash flows resulted from changes in other working capital components. Customarily, differences between amounts Southwest pays to gas suppliers and amounts included in customer rates to recover the cost of purchased gas under the purchased gas cost mechanisms have provided significant variability in operating cash flows between periods.
Investing Cash Flows. Cash used in consolidated investing activities decreased $92 million in the first nine months of 2020 as compared to the same period of 2019. The change was primarily due to a decrease in capital expenditures in both reportable segments partly offset by a decrease in customer advances for Southwest in the first nine months of 2020. See also Gas Segment Construction Expenditures and Financing below. Additionally, the prior-year period included $19.5 million for the remittance of purchase consideration previously held back in association with the 2018 Linetec acquisition.
Financing Cash Flows. Net cash provided by consolidated financing activities decreased $170 million in the first nine months of 2020 as compared to the same period of 2019. The change was primarily due to a reduction in borrowings, and outstanding amounts, under the Company’s credit facility and Southwest’s long-term portion of the credit facility. Part of the net proceeds from the issuance of $450 million in Senior Notes in June 2020 by Southwest were used to pay down its credit facility and redeem $125 million of 4.45% Notes in September 2020. In the prior year, Southwest used a portion of the net proceeds from the $300 million Senior Notes issued in May 2019 to reduce amounts then outstanding under its credit facility and commercial paper program. Additionally, the Company issued $39 million more in common stock under the its Equity Shelf Program in the first nine months of 2019 compared to the current period; however, dividends were higher in the current period. See Note 4 – Common Stock and Note 5 – Debt. Other outflows include the combined impacts of repayment and borrowings by Centuri under its secured credit and revolving credit facility, offset by $70 million in equipment loan proceeds.
During the nine months ended September 30, 2020, the Company issued 130,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $9 million, similar to amounts raised in the prior year period.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and utility infrastructure services segments. Each business activity is generally responsible for securing its own external debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources. See Note 4 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $84 million in the first nine months of 2020 as compared to the same period of 2019. The improvement in operating cash flows was attributable to collections of deferred purchased gas costs and recoveries related to the Arizona decoupling mechanism noted above, as well as other working capital components overall, partially offset by the supplemental contribution for pension funding described earlier.
Investing Cash Flows. Cash used in investing activities decreased $55 million in the first nine months of 2020 as compared to the same period of 2019. The change was primarily due to a decrease in capital expenditures in 2020 offset by a decrease in utility customer advances toward capital projects. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities decreased $142 million in the first nine months of 2020 as compared to the same period of 2019. The decline was primarily due to the combined effects of the repayment of previously accumulated outstanding balances under Southwest’s credit facility and the redemption of the $125 million in maturing Notes; and proceeds received from the issuance of $450 million Senior Notes in the current period, compared to the prior year issuance of $300 million in Senior Notes and repayment activity associated with the credit facility and commercial paper program. See Note 5 – Debt.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Gas Segment Construction Expenditures and Financing
During the twelve-month period ended September 30, 2020, construction expenditures for the natural gas operations segment were $717 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant. Cash flows from operating activities of Southwest were $451 million during this time, and provided approximately 55% of construction expenditures and dividend requirements.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2022 will be approximately $2.1 billion. Of this amount, approximately $700 million is scheduled to be incurred in 2020. Southwest plans to continue to request regulatory support as necessary and appropriate to accelerate projects that improve system flexibility and reliability. Southwest may expand existing, or initiate new, programs. Significant replacement activities are currently expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings for discussion of Nevada infrastructure, Arizona COYL and VSP programs, and Spring Creek in Nevada. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% of its total construction expenditure funding and dividend requirements. Any additional cash requirements are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing differences between U.S. federal taxes embedded in customer rates and amounts implemented under tax reform, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
As noted earlier, in June 2020, Southwest issued $450 million aggregate principal amount of 2.20% Senior Notes at a discount of 0.126%. The notes will mature in June 2030. A portion of the net proceeds was used to reduce borrowings under Southwest’s credit facility and to redeem the 4.45% $125 million Notes that were maturing.
In May 2019, the Company filed with the SEC an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The Company issued $33 million under this multi-year program during the third quarter of 2020; approximately $93 million remains available for issuance under the program as of September 30, 2020. Net proceeds from the sales of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
During the twelve months ended September 30, 2020, 1,558,421 shares were issued in at-the-market offerings at an average price of $69.17 per share with gross proceeds of $107.8 million, agent commissions of $1.1 million, and net proceeds of $106.7 million under the Company’s Equity Shelf Program.
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The Company estimates bonus depreciation will defer the payment of approximately $10 million of federal income taxes for 2020, none of which relates to natural gas operations.
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
Liquidity
Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in the future include: variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas segment, the ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity.
The Company remains focused on the safety and well-being of our employees and on service to our customers. The Company continues to review and assess the ongoing impacts of the COVID-19 pandemic, including those on our customers, suppliers, and business. As of September 30, 2020, the Company’s Cash and cash equivalents were $24 million, and the Company had access to $628 million of borrowing capacity under the Company’s various credit facilities, which management believes will help manage the impacts of the COVID-19 pandemic on its business and address related liquidity needs if they should arise.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2020, the combined balance in the PGA accounts totaled an over-collection of $76 million. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million; in April 2020, the existing credit facility was amended to extend the maturity date to April 2025, while maintaining the borrowing capacity at $100 million. This facility is intended for short-term financing needs. At September 30, 2020, $54 million was outstanding under this facility.
Southwest has a credit facility with a borrowing capacity of $400 million; in April 2020, Southwest amended the credit facility agreement which extended the maturity date to April 2025. The revolving borrowing capacity under the amended credit facility agreement remains at $400 million following that amendment. Southwest designated $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first nine months of 2020 was $150 million. As of September 30, 2020, $58 million was outstanding under the long-term portion of the facility. The maximum amount outstanding on the short-term portion of the credit facility during the first nine months of 2020 was $194 million. As of September 30, 2020, no amount was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, if any, or meeting the refund needs of over-collected balances. It has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2020 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2020, there was $50 million outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 5 – Debt). The line of credit portion comprises $325 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. It is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at September 30, 2020 totaled $1.4 billion. The maximum amount outstanding on the facility during the first nine months of 2020 was $312 million, at which point $235 million was outstanding on the term portion. As of September 30, 2020, $60 million was outstanding on the revolving credit facility and $231 million was outstanding on the term loan portion of the facility. Also at September 30, 2020, there was approximately $240 million, net of letters of credit, available under the line of credit.
Interest rates for the amended credit facilities of the holding company and Southwest are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin determined based on each entities’ respective senior unsecured long-term debt rating. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, each entity may amend their respective credit facility with a replacement rate as set forth in the amended credit facility agreement. It is currently anticipated that LIBOR may be discontinued as a benchmark or reference rate after 2021. As of September 30, 2020, $54 million, $8 million, and $172 million, respectively, for the holding company, Southwest, and Centuri were outstanding under credit facility arrangements with interest rates in reference to LIBOR and maturity dates extending beyond 2021. Combined, these reflect approximately 0.3% of Southwest’s total debt, and 8% of total Company debt overall. In order to mitigate the impact of the discontinuation on the Company’s financial condition and results of operations, management will continue to monitor developments with respect to alternative rates and work with lenders to determine the appropriate alternative reference rate for variable rate indebtedness. However, at this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuation will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, impacts from the novel Coronavirus (COVID-19), including on our employees, customers, supply chain, transportation network, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic, expected impacts of valuation adjustments associated with any redeemable noncontrolling interest, the impacts of U.S. tax reform including disposition in regulatory proceedings and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts from gas infrastructure replacement surcharges, funding sources of cash requirements, amounts generally expected to be reflected in 2020 or future period revenues from regulatory rate proceedings including amounts requested or preliminarily settled from recent and ongoing general rate cases, the outcome of judicial review of the previous Nevada rate case, rates and surcharges, PGA, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the Equity Shelf Program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, infrastructure replacement mechanisms and COYL programs, statements regarding future gas prices, gas purchase contracts and derivative financial instruments, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including any ongoing general rate cases and the final resolution for recovery of the CDMI in all jurisdictions, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a sustained restriction on commerce by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus, the ability to collect on customer accounts due to the current or an extended moratorium on late fees or service disconnection, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of the infrastructure services business to resume work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus following the resumption of commerce in our territories, and decisions of Centuri customers as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the ability to recover costs through the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, future acquisition-related costs, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

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
Based on the most recent evaluation, as of September 30, 2020, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of September 30, 2020, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2020 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
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
ITEMS 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.01	-	Southwest Gas Corporation 1986 Executive Deferral Plan, amended and restated August 3, 2020.

Exhibit 10.02	-	Southwest Gas Corporation 2005 Executive Deferral Plan, amended and restated August 3, 2020.

Exhibit 10.03	-	Southwest Gas Corporation Supplemental Executive Retirement Plan, amended and restated August 3, 2020.

Exhibit 10.04	-	Southwest Gas Holdings, Inc. Management Incentive Plan, amended and and restated August 3, 2020.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2020

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Date: November 5, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Date: November 5, 2020

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

