Form 10-K
period 2020-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2021-02-25
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
8360 S. Durango Dr.
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
8360 S. Durango Dr.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Southwest Gas Corporation:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant
Southwest Gas Holdings, Inc.
$3,860,578,802 as of June 30, 2020
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 57,225,776 shares as of February 16, 2021
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 16, 2021.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Stockholders for the Year Ended December 31, 2020 2021 Proxy Statement	Parts I, II, and IV Part III

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
Southwest Gas Holdings, Inc., a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, which either on its own or together with its subsidiaries is referred to herein as the “Company.” Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas operations” segment) and Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), the Company operates two business segments: natural gas operations and utility infrastructure services. Southwest is incorporated in the state of California.
Southwest, incorporated in March 1931, provides regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas operations segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Financial information concerning the Company’s business segments is included in Note 13 - Segment Information of the notes to consolidated financial statements, which is included in the 2020 Annual Report to Stockholders and is incorporated herein by reference.
Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of the annual report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board of Directors of the Company are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 8360 S. Durango Drive, Las Vegas, NV 89113.

NATURAL GAS OPERATIONS
General Description
Southwest is subject to regulation by the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), and the California Public Utilities Commission (the “CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”). Centuri, by contrast, is not rate regulated by the state utilities commissions or by the FERC in any of its operating areas.
As of December 31, 2020, Southwest purchased and distributed or transported natural gas to 2,123,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 37,000 new customers during 2020. Southwest expects similar customer growth in 2021.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2020	85%	3%	12%
2019	84%	3%	13%
2018	85%	3%	12%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 44% of total system throughput in 2020, but represents only 12% of operating margin as shown in the table above. Customers who utilized this service transported 98 million dekatherms in 2020, 101 million dekatherms in 2019, and 105 million dekatherms in 2018.
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

Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”), which is incorporated by reference herein and included within the 2020 Annual Report to Stockholders.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	May 2019	January 2021
California:
Northern, Southern, and South Lake Tahoe	General rate case	August 2019	Pending
Nevada:
Northern and Southern	General rate case	February 2020	October 2020
FERC:
Paiute	General rate case	May 2019	February 2020
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2020, Southwest acquired natural gas from 29 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2020 Southwest sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction), primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program has included the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio, most recently, for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives was designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases has been recoverable from customers through the PGA mechanism. For periods beyond October 2020, Southwest does not plan to make fixed-price term purchases broadly in other than California (as set forth above), nor engage in swap transactions for any of its territories.
For the 2020/2021 heating season, fixed-price physical commodity purchases ranged from approximately $2.37 to approximately $2.97 per dekatherm. Southwest makes natural gas purchases, not covered by fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
The baseload firm natural gas supply arrangements are structured such that Southwest must nominate a stated volume of natural gas and the supplier must confirm that nomination. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.
Storage availability may influence the average annual price of natural gas, as storage may allow a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity tighter. Dependent upon the rate jurisdiction, Southwest has some access to storage services, but overall there are a small quantities of storage services available for Southwest’s use. For available storage services, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months; however, since storage is limited, its impact is also limited in regard to Southwest’s annual average price of natural gas. Additionally, Southwest utilizes most available storage services for operational purposes to meet customer demand and not for economic purposes. This also limits the influence the available storage services have on Southwest’s average annual price of natural gas.
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
For the Arizona rate jurisdiction, beginning in December 2019, a 233,000 dekatherm above-ground LNG facility in southern Arizona was placed into service. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the area by providing a local storage option that is operated by Southwest and connected directly to its distribution system.
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

Competition
Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2020, Southwest provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices or policies surrounding electrification could impact Southwest’s ability to retain some of these customers. Alternative energy has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, and creating new biogas and renewable natural gas (“RNG”) tariff schedules in Arizona, California, and Nevada. While certain forms of renewable energy initiatives compete with natural gas, the abundance and low cost of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term.
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
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions (“GHGs”), such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, or decarbonization generally, could have significant impacts on the energy industry in the future. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is one of the most environmentally-friendly fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While transportation is typically cited as the leading source of carbon dioxide emissions in the United States (“U.S.”), natural gas for residential consumption/use is cited as accounting for less than 5% of total U.S. GHG emissions.
Southwest remains committed to providing customers with clean, efficient, affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of renewable natural gas (“RNG”) and compressed natural gas (“CNG”). Southwest is not only working through protocols necessary to support a regional transportation customer in Nevada with its fleet’s RNG and CNG needs, but Southwest also recently received favorable cost recovery in regard to the conversion of part of its own vehicle fleet to CNG, in support of the state’s greenhouse gas emission reduction goals. In recent years, regulatory activity in Arizona, California, and Nevada has led to provisions allowing for the development and potential investment in RNG projects. In addition, proposals have been made in all three states to allow Southwest to purchase RNG as part of its gas supply portfolio; in the California and Nevada jurisdictions, those proposals have been accepted by regulators or legislative bodies.
The United States Environmental Protection Agency (the “EPA”) and State of California Environmental Protection Agency (the “Cal/EPA”) regulations require the reporting of GHGs from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHGs. Southwest reports required information to the EPA and Cal/EPA under respective rules, including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines.
California legislation and regulations promulgated by the California Air Resources Board (the “CARB”) require Southwest to comply with the California GHG Emissions Reporting Program and the California Cap and Trade Program, which play an important role in the state’s goal of reducing GHG emissions to 40% below 1990 levels by 2030. Southwest must report annual GHGs each year. The CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHGs. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter (“OTC”) purchases with other market participants, to meet its compliance obligations.
There are ongoing three-year compliance periods established. One ended in 2017, and another ended in 2020. Southwest successfully met the 2017 compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2018. Southwest will meet the 2020 compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2021. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually each April. There is no expected impact on earnings.
UTILITY INFRASTRUCTURE SERVICES
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. The primary focus of Centuri operations is replacement of natural gas distribution pipe and electric service lines, as well as new infrastructure installations. With the recent expansion of its electric services business, it also provides emergency restoration services, where necessary, to bring its customers’ above-ground utility infrastructure back on line following regional storms. Utility infrastructure services work varies from relatively small projects to the installation of infrastructure for entire residential communities or business parks. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity typically continues year round.
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs and expanded protocols. The U.S. Energy Policy Act of 2005 established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”) effective February 2010, which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. FERC Order No. 1000, issued in July 2011, established transmission planning requirements to encourage development of electric transmission infrastructure projects. In 2020, PHMSA issued its long-anticipated final “Mega Rule,” including requirements for reconfirming transmission pipeline maximum allowable operating pressure and verification of pipeline materials, in addition to expanding assessments and requirements for work in moderate consequence areas, among other things.
Centuri’s contract terms with utility customers generally specify unit-price or time-and-materials (“T&M”) terms under master service agreements, and occasionally fixed-price arrangements for bid work. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews. During 2020, approximately 92% of revenue was earned under unit-price and T&M contracts. Storm restoration services are often contracted under T&M rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2020, backlog of approximately $100 million existed with respect to outstanding fixed-priced contracts.
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
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in over 55 primary locations across 40 states and provinces in the U.S. and Canada, with its corporate headquarters located in Phoenix, Arizona. During 2020, Centuri served over 100 customers, with Southwest accounting for approximately 7% of total revenue. Another individual customer accounted for approximately 11% of total revenue, while four other customers individually accounted for 5% or more of total revenue.
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
Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction Ltd. (“Western”), a Canadian infrastructure services company that specializes in construction of underground aviation fueling systems and storage tanks. Western is a variable interest entity of which Centuri is not the primary beneficiary; therefore, Western is not consolidated with Centuri and is, instead, accounted for under the equity method of accounting. To date, Western, has not been a significant component of Centuri’s financial results.
HUMAN CAPITAL
At Southwest and Centuri, and throughout our collective operations, employees are critical to our success. Their talent and dedication are what allow us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, and stewardship, among others. The Board of Directors (the “Board”) oversees matters relating to our vision, values, and culture where diversity, equity, and inclusion; human and workplace rights; and employee health and safety are priorities. The Board receives regular reports from management and subject matter experts in these areas, and in turn provides guidance on current and future initiatives. The Board also assists management in integrating responsibility and sustainability into strategic activities to create long-term customer and shareholder value.
Southwest and Centuri are committed to the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by Southwest and Centuri. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of both business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest, such metrics included Damages per 1,000 Tickets and Incident Response Time; at Centuri, they include Total Recordable Incident Rate and Days Away/Restricted/Transferred. In each case, the measures are widely used in the respective industries comprising our businesses. Both segments maintain other programs to promote safe work as well, and deploy other types of training.
At December 31, 2020, Southwest had 2,272 regular full-time equivalent employees. Southwest believes that a skilled, highly trained workforce is a key to success in the utility industry, and a driver of Southwest’s safety performance and high customer satisfaction ratings. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions are comparable to those generally found in the utility industry. In recent years, employee engagement surveys have been deployed to gauge the extent to which employees feel connected and valued. Flexible working arrangements are available to employees, which support work-life balance. No Southwest employees are represented by a labor union. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest employees being approximately 12 years. Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed. Southwest maintains an employee pension plan based on eligibility and vesting, and also provides a 50% company match of the first 7% of employee contributions through its defined contribution plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. Southwest also offers a tuition assistance program. Regular succession planning helps ensure that talent is identified, and existing and prospective leaders are developed in order to build their skills and be prepared for future roles.
At December 31, 2020, Centuri had 8,877 regular full-time equivalent employees working in over 40 states and provinces throughout the U.S. and Canada. Employee counts fluctuate between seasonal periods, normally heaviest in the summer and fall. Typical of the segment’s industry, a majority of Centuri employees are represented by unions and covered by collective bargaining agreements. Centuri maintains a market-based total rewards strategy to attract, retain, motivate, and develop employees. In 2020, Centuri launched a scholarship program, which awards more than half of the grants to minority students who are dependents of Centuri employees. Similar employee engagement and succession planning protocols to those existing at Southwest are deployed at Centuri.
Collectively, we embrace a culture of diversity, equity, and inclusion to not only protect employees under laws designed to do so regardless of race, color, religion, gender, sexual orientation, national origin, age, disability, pregnancy, and veteran status, but to reinforce the value that diversity brings to the workplace. We strive to have a workforce that reflects the communities we serve, and engage experts from time to time to update management on the trends and benefits of diverse backgrounds, cultures, and perspectives. Our belief is that adherence to these principles forms the genesis of a workforce that is both diverse and inclusive. Southwest and Centuri have several programs, including employee resource groups, diversity councils, a diversity ambassadors (champions) network, educational outreach programs, and other initiatives designed to attract and retain a diverse workforce. We commit to creating a safe and respectful workplace by encouraging employees to value diversity through unconscious bias training, and by inviting them to engage in meaningful conversations about diversity, equity, and inclusion topics. Through these and other efforts, we place value in our people and nurture their development, while ensuring that all employees have an equitable opportunity for success.

Item 1A.	RISK FACTORS
Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and any combination of its subsidiaries, including Southwest Gas Corporation and Centuri Group, Inc.
Operational Risks
Southwest relies on having access to interstate pipelines’ transportation capacity. If these pipelines and related transportation capacity were not available, it could impact Southwest’s ability to meet customers’ full requirements.
Southwest must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own on-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage, or other force majeure could reduce our normal supply of gas. Restrictions placed on pipelines or the extractive and mid-stream industries could disrupt our business and reduce cash flows and earnings. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.
Failure to attract and retain an appropriately qualified employee workforce could adversely affect our collective operations.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals and a technically skilled workforce, and impacts our ability to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. Failure to attract, hire, and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business.
In particular, the productivity of Centuri’s labor force and its ongoing relationship with clients is largely dependent on those serving in foreman, general foreman, regional, and executive level management positions. The ability to retain these individuals, due in large part to the competitive nature of the utility infrastructure service business, is necessary for the ongoing success and growth of Centuri. Further, the competitive environment within which Centuri performs work creates pricing pressures, specifically when its unionized business segment is bidding against non-union competitors. This competition could adversely impact our business, financial condition, results of operations, and cash flows.
Loss of one or more significant customers at Centuri could adversely affect results.
During 2020, over half of utility infrastructure services revenues were generated from nine customers. This concentration of risk could impact operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.
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
We maintain liability insurance for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services we provide. In connection with these liability insurance policies, we are responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $750,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.
The Company may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows, and financial condition.
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
Weather conditions in our operating areas can adversely affect operations, financial position, and cash flows.
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
Conversely, Southwest’s revenues are highest during the first and fourth quarters of the year during the winter months as customer consumption increases. While Southwest has decoupling mechanisms in place in all three states in which it operates, warmer than normal weather can reduce the amount of billed revenue, as well as amounts collected or returned related to regulatory tracking mechanisms under various programs, thereby impacting cash flows. Deviations from normal weather conditions and the seasonal nature of these businesses can create fluctuations in short-term cash requirements of both Southwest and Centuri, and earnings, primarily related to Centuri.
A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive information, and/or lead to physical damages, and may result in legal claims or damage to our reputation.
As both a utility provider and related infrastructure services provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact our reputation, ability to provide services for our customers, and the media used to communicate and exchange information both internally and externally.
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
Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility and related services provided to customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the provision of utility and related services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, the Company’s operations and financial results could be adversely affected to the extent not fully covered by such insurance.
Reliance on third-party suppliers and subcontractors at Centuri.
While Centuri maintains oversight of those third-party suppliers and subcontractors it utilizes to assist with certain aspects of the work it performs for clients, any delay or failure by these parties in the completion of their portion of a given project may result in delays in the overall progress of the project or cause us to incur additional costs, thereby potentially impacting Centuri’s overall profitability. Furthermore, if Centuri’s relationship with its third-party suppliers and subcontractors were to be damaged, it may be difficult to replace them in a cost-effective manner.
Disruptions in labor relations with Centuri’s employees could adversely affect results of operations.
The majority of Centuri’s labor force is covered by collective bargaining agreements with labor unions, which is typical of the utility infrastructure services industry. Labor disruptions, boycotts, strikes, or significant negotiated wage and benefit increases at Centuri, whether due to employee turnover or otherwise, could have a material adverse effect on Centuri’s business and results of operations and cash flows.
Changing and uncertain work environment and conditions at Centuri.
Centuri performs work in a variety of geographic locations, each presenting unique environmental, surface, and subsurface conditions. As a consequence of work being performed under change orders when unexpected conditions are encountered, Centuri periodically experiences delays relating to billing and payment under these altered conditions.
Financial, Economic, and Market Risks
As a holding company, Southwest Gas Holdings, Inc. depends on operating subsidiaries to meet financial obligations.
Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to stockholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas Corporation and the infrastructure services of Centuri Group, Inc. exists. The ability of Southwest Gas Holdings’ subsidiaries to pay upstream dividends and make other distributions are subject to relevant debt covenant restrictions of subsidiaries and applicable state law.
Utility infrastructure segment clients’ budgetary constraints, regulatory support or decisions, and financial condition could adversely impact work awarded.
The majority of Centuri’s clients are regulated utilities, whose capital budgets are influenced significantly by the various public utility commissions. As a result, the timing and volume of work performed by Centuri is largely dependent on the regulatory environment in its operating areas and related client capital constraints. If budgets of Centuri’s clients are reduced, or regulatory support for capital projects and programs is diminished, it could have a material adverse effect on our business, results of operations, and cash flows. Additionally, the impact of new regulatory and compliance requirements could result in productivity inefficiencies and adversely impact Centuri’s results of operations and cash flows, or timing delays in their realization.
Southwest’s liquidity, and in certain circumstances our earnings, may be reduced during periods in which natural gas prices are rising significantly or are more volatile.
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
Rate schedules in each of Southwest’s service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest has used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2021, if the need again arises.
Southwest may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flows and earnings.
Southwest’s earnings may be materially impacted due to volatility in the cash surrender value of our company-owned life insurance policies during periods in which stock market changes are significant.
Southwest has life insurance policies on members of management and other key employees to indemnify ourselves against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.
The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.
Southwest provides pension and postretirement benefits to eligible employees. The costs of providing such benefits are subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense which would have a negative impact on our cash flows and reduce net income.
The Company’s operating results may be adversely impacted by an economic downturn.
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
Uncertain economic conditions may affect Southwest’s ability to finance capital expenditures.
Southwest’s business is capital intensive. Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return. Furthermore, declines in our stock price resulting from economic downturns or otherwise could impact our ability to finance our operations as planned. We frequently use our at-the-market equity offering program to fund certain liquidity requirements, but we may not continue to do so if our stock is not trading at levels that we find attractive. If we were to decide not to use our equity offering program, we would need to find alternative sources of capital.
Some of our debt carries a rate of interest linked to the London Interbank Offered Rate (“LIBOR”) and has a maturity date after December 31, 2021. If a change in indices, including a discontinuation of LIBOR, which may occur after 2021, results in interest rate increases on our debt, debt service requirements will correspondingly increase, which could adversely affect our cash flow and financial results.

A significant reduction in Southwest Gas Holdings, Inc. and Southwest’s credit ratings could materially and adversely affect our business, financial condition, and results of operations.
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
Any downgrade could increase our future borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future, financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and otherwise adversely affect our business, financial condition, and results of operations.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
Since being first reported in December 2019, COVID-19 has spread globally, including to every state in the U.S. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the U.S. declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the U.S., to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. Substantially all of our properties are located in areas that are or have been subject to shelter-in-place orders and restrictions on the types of businesses that may continue to operate, or the extent to which they may operate.
Although our utility operations and, to a large extent, our utility infrastructure services segment have been deemed “essential services,” our businesses may be materially and adversely impacted by the COVID-19 pandemic and measures to prevent its spread in a number of ways. The COVID-19 pandemic has resulted in significant unemployment, which may impact our customers’ ability to timely pay their bills. We have implemented flexible payment plan options, additional protections for income-qualified customers, as well as the suspension of disconnections for non-payment and the waiver of deposit and late fee requirements. As a result, we have continued providing services even in scenarios where payment is not guaranteed. Although we may be able to seek recovery of some losses through the regulatory process, we can provide no assurances that we will be able to recover such losses in full or at all. In addition, our supply chain related to necessary equipment and materials may be significantly disrupted if the current crisis continues for an extended period of time.
Furthermore, the COVID-19 pandemic delayed certain construction projects in our utility infrastructure services segment. We can provide no assurances as to whether future delays will occur or as to the impact of such delays. In addition, there may be disruptions in the amount or timing of work awarded to our utility infrastructure services business. Our ability to perform work for which we are contracted could also be impacted by the pandemic if our workforce experiences significant infection. Any of the foregoing could have an adverse impact on our results of operations and financial condition.
The uncertainties caused by the pandemic initially resulted in significant volatility in securities markets. If there were to be further disruptions, they may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which would have an adverse effect on our liquidity position.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread, and intensity of the pandemic, the availability and distribution of effective treatments and vaccines, and the types and duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
Additionally, any future pandemics could result in similar conditions to those described above.
Regulatory, Legislative, and Legal Risks
Governmental policies and regulatory actions can reduce Southwest’s earnings or cash flows.
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
Southwest may not be able to rely on rate decoupling to maintain stable financial position, results of operations, and cash flows.
Management has worked with regulatory commissions in designing rate structures that strive to provide affordable and reliable service to our customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place is subject to regulatory discretion, and if unfavorably modified or discontinued, could adversely impact Southwest’s financial position and results of operations.
Southwest may be subject to increased costs related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.
Southwest is committed to consistently monitoring and maintaining our distribution system and above-ground LNG storage operations to ensure that natural gas is acquired, stored, and delivered safely, reliably, and efficiently. Due to the combustible nature of our product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.
Southwest requires numerous permits and other approvals from various federal, state, and local governmental agencies, and others to operate its business, including for pipeline expansion or infrastructure development; any failure to obtain or maintain required permits or approvals, or other factors that could prevent or delay planned development, could negatively affect our business and results of operations.
Southwest’s existing and planned development projects require multiple permits and approvals. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals and certificates from federal, state, and local governmental agencies or others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approval, public opposition to the project, regulatory opposition to one or more projects or related programs or their delayed recovery and returns thereon, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction, or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. If there is a delay in obtaining any required approvals, or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support customer growth, or such conditions could cause us to incur additional costs. These circumstances could negatively impact our earnings.

Liability exposure associated with litigation could have a material adverse effect on the Company’s business and results of operations.
We are occasionally named as a party in lawsuits, claims, and other legal and administrative proceedings arising in the ordinary course of business, including actions related to personal injury, workers’ compensation, employment-related claims, contracts, property damage, and other matters. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent it is not fully mitigated by such insurance coverage.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2020 was $8.6 billion, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
Southwest, through two subsidiaries, operates two primary pipeline transmission systems:
•a system (including an LNG storage facility) owned by Paiute extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and
•a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.
Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state, including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, and Elko. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City), Laughlin, and Mesquite. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.
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
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 16, 2021, there were 11,690 holders of record of common stock, and the market price of the common stock was $62.36. The dividends on, and information relating to, the Company’s common stock required by this item are included in the 2020 Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2021, the Board elected to increase the quarterly dividend from $0.570 to $0.595 per share, representing a 4.4% increase, effective with the June 2021 payment.

Item 6.	SELECTED FINANCIAL DATA
Information required by this item is included in the 2020 Annual Report to Stockholders and is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this item is included in the 2020 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered into short duration (generally one year or less) fixed-price contracts and variable-price contracts (firm and spot). Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2021 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest has historically utilized Volatility Mitigation Programs (VMPs) in attempt to further reduce price volatility for customers. During 2020, Southwest sought to fix the price on a portion of its natural gas portfolio using any combination of fixed-price contracts and derivative instruments (fixed-for-floating swaps), and where available, natural gas storage. For periods beyond October 2020, Southwest does not currently plan to make fixed-price term or swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions.
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
Similarly, while Southwest has in place ongoing infrastructure replacement protocol for old or compromised pipeline, which it replaces regardless of regulatory lag for the recovery of or return on the property being replaced, in recent years, Southwest has been afforded favorable treatment in replacing existing infrastructure that does not pose an immediate threat of rupture, in support of reliability and general safety overall. These programs lessen or remove the financial pitfalls to replacement between rate cases by providing for the recovery of and return on expenditures. The programs take many forms, including the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and Customer-Owned Yard Lines, in addition to the conversion of master-metered mobile home parks to individually metered mobile homes. Southwest is not assured that these programs will continue to be supported in future regulatory proceedings.
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risk for the Company is the risk of increasing interest rates on variable-rate obligations. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from customers through an interest balancing account, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs between general rate cases. The following table represents the variable rate debt as of December 31, 2020 and 2019 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2020 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2019 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$257.0	$2.57	$394.0	$3.94
Centuri	253.3	2.53	304.8	3.05
Corporate	50.0	0.50	17.0	0.17
Total Southwest Gas Holdings, Inc.	$560.3	$5.60	$715.8	$7.16
(1) Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2020, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Southwest Gas Holdings and Subsidiaries, and of Southwest, including the notes thereto, together with the reports of PricewaterhouseCoopers LLP, are included in the 2020 Annual Report to Stockholders and are incorporated herein by reference.

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
Based on the most recent evaluation, as of December 31, 2020, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2020, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Internal Control Over Financial Reporting
The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be included herein are incorporated by reference to the information reported in the 2020 Annual Report to Stockholders under the caption “Management’s Report on Internal Control Over Financial Reporting.”
The report of the independent registered public accounting firm required to be included herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2020 Annual Report to Stockholders under the caption “Report of Independent Registered Public Accounting Firm.”
This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.

(b) Identification of Executive Officers. The following sets forth the name, age, position, and period the position was held during the last five years for each of the Executive Officers as of December 31, 2020.

Name	Age	Position	Period Position Held
John P. Hester	58	President and Chief Executive Officer *	2016-Present
Karen S. Haller	57	Executive Vice President/Chief Legal and Administrative Officer *	2019-Present
		Executive Vice President/Chief Legal and Administrative Officer and Corporate Secretary *	2018-2019
		Senior Vice President/General Counsel and Corporate Secretary *	2016-2018
Gregory J. Peterson	61	Senior Vice President/Chief Financial Officer *	2018-Present
		Vice President/Controller/Chief Accounting Officer *	2016-2018
Eric DeBonis	53	Senior Vice President/Operations **	2016-Present
Jose L. Esparza, Jr.	46	Senior Vice President/Information Services/Customer Engagement **	2019-Present
		Vice President/Customer Engagement **	2018-2019
		Vice President/Energy Solutions **	2016-2018
Justin L. Brown	48	Senior Vice President/General Counsel **	2018-Present
		Vice President/Regulation & Public Affairs **	2016-2018
Paul M. Daily	64	President and Chief Executive Officer - Centuri Group, Inc.	2016-Present

*	Position held at Southwest Gas Holdings, Inc. (formed January 2017) and Southwest Gas Corporation

**	Position held at Southwest Gas Corporation only
(c) Identification of Certain Significant Employees. None.
(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.
(e) Business Experience. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein. All executive officers have held responsible positions with the Company for at least five years as described in (b) above.
(f) Involvement in Certain Legal Proceedings. None.
(g) Promoters and Control Persons. None.
(h) Audit Committee Financial Expert. Information with respect to the designated financial experts of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(j) Material Changes in Director Nomination Procedures for Security Holders. None.
Delinquent Section 16(a) Reports. Information with respect to delinquent Section 16(a) reports will be set forth under the heading “Delinquent Section 16(a) Reports” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
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
Information with respect to executive compensation will be set forth under the heading “Executive Compensation” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2020.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	401	$62.23	1,854
Equity compensation plans not approved by security holders	—	—	—
Total	401	$—	1,854
(1)The number of securities to be issued upon vesting of awards includes 153,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan and Management Incentive Plan.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of the notes to consolidated financial statements in the 2020 Annual Report to Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2021 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2020 and by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report on Form 10-K:
(1) The Consolidated Financial Statements of the Company and Southwest (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2020 Annual Report to Stockholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	25
Southwest Gas Holdings, Inc. Consolidated Statements of Income	26
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	27
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	28
Southwest Gas Holdings, Inc. Consolidated Statements of Equity	29
Southwest Gas Corporation Consolidated Balance Sheets	30
Southwest Gas Corporation Consolidated Statements of Income	31
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	32
Southwest Gas Corporation Consolidated Statements of Cash Flows	33
Southwest Gas Corporation Consolidated Statements of Equity	34
Notes to Consolidated Financial Statements	35
Management’s Report on Internal Control Over Financial Reporting	78
Report of Independent Registered Public Accounting Firm	79
Report of Independent Registered Public Accounting Firm	81
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

4.01
Indenture between City of Big Bear Lake, California, and Harris Trust and Savings Bank as Trustee, dated December 1, 1993, with respect to the issuance of $50,000,000 Industrial Development Revenue Bonds (Southwest Gas Corporation Project), 1993 Series A, due 2028. Incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 1993, File No. 001-07850.

4.02
Indenture between Southwest Gas Corporation and Harris Trust and Savings Bank dated July 15, 1996, with respect to Debt Securities. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated July 26, 1996, File No. 001–07850.

4.03
First Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated August 1, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to 7 1/2% and 8% Debentures, due 2006 and 2026, respectively. Incorporated herein by reference to Exhibit 4.11 to Form 8-K dated July 31, 1996, File No. 001-07850.

4.04
Second Supplemental Indenture of Southwest Gas Corporation to Harris Trust and Savings Bank dated December 30, 1996, supplementing and amending the Indenture dated as of July 15, 1996, with respect to Medium-Term Notes. Incorporated herein by reference to Exhibit 4.04 to Form 8-K dated December 30, 1996, File No. 001–07850.

4.05
Indenture of Trust between Clark County, Nevada, and the BNY Midwest Trust Company, as Trustee, dated as of March 1, 2003, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2008, File No. 001-07850.

4.06
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2008, File No. 001-07850.

4.07
Indenture of Trust between Clark County, Nevada and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 4.27 to Form 10-K for the year ended December 31, 2009, File No. 001-07850.

4.08
Note Purchase Agreement, dated November 18, 2010, by and between Southwest Gas Corporation and Metropolitan Life Insurance Company, John Hancock Life Insurance Company (U.S.A.), certain of their respective affiliates, and Union Fidelity Life Insurance Company. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 18, 2010, File No. 001-07850.

4.09
Amendment No.  1 to Note Purchase Agreement, dated March 28, 2014, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March  31, 2014, File No. 001–07850.

4.10
Amendment No.  2 to Note Purchase Agreement, dated September  30, 2016, by and among Southwest Gas Corporation and the holders of the Notes. Incorporated herein by reference to Exhibit 4.02 to Form 10-Q for the quarter ended September 30, 2016, File No.  001–07850.

4.11	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 001-07850.

4.12
Indenture, dated March  23, 2012, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.875% Notes due 2022. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 20, 2012, File No. 001-07850.

4.13
Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013. File No. 001-07850.

Exhibit Number	Description of Document
4.14	Southwest Gas Holdings, Inc. Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to prospectus 424(b)(5) dated December 2, 2020, File No. 333-251074.

4.15
Indenture, dated September  29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated September 26, 2016, File No. 001-07850.

4.16
Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.17
First Supplemental Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.18	Form of 3.70% Senior Note due 2028 (included in Exhibit 4.23). Incorporated herein by reference to Exhibit 4.24 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

4.19
Indenture, dated as of May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.20
First Supplemental Indenture, dated May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.21	Form of 4.150% Senior Note due 2049. Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.22
Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.23
First Supplemental Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.24	Form of 2.200% Senior Note due 2030. Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.25*	Description of Common Stock of Southwest Gas Holdings, Inc. Incorporated by reference to Exhibit 4.24 to Form 10-K for the year ended December 31, 2019. File Nos. 001-07850 and 001-37976.

4.26	The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

10.01
Project Agreement between Southwest Gas Corporation and City of Big Bear Lake, California, dated as of December 1, 1993. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 1993, File No. 001-07850.

10.02*
Southwest Gas Corporation Supplemental Executive Retirement Plan, amended and restated August 3, 2020. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2020, File Nos. 001-37976 and 001-07850.

10.03*
Southwest Gas Holdings, Inc. Management Incentive Plan, amended and restated August 3, 2020. Incorporated herein by reference to Exhibit 10.04 to Form 10-Q for the quarter ended September 30, 2020, File Nos. 001-37976 and 001-07850.

10.04*
Southwest Gas Corporation Directors Deferral Plan, amended and restated December 28, 2016. Incorporated herein by reference to Exhibit 10.05 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.05*
Southwest Gas Corporation 1986 Executive Deferral Plan, amended and restated August 3, 2020. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2020, File Nos. 001-37976 and 001-07850.

Exhibit Number	Description of Document
10.06*
Southwest Gas Corporation 2005 Executive Deferral Plan, amended and restated August 3, 2020. Incorporated here by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2020, File Nos. 001-37976 and 001-07850.

10.07
Financing agreement dated as of March 1, 2003 by and between Clark County, Nevada, and Southwest Gas Corporation relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D and Series 2003E. Incorporated herein by reference to Exhibit 10 to Form 10-Q for the quarter ended September 30, 2003, File No. 001-07850.

10.08
First Amendment to Financing Agreement by and between Clark County, Nevada, and Southwest Gas Corporation dated as of July 1, 2005, amending the Financing Agreement dated as of March 1, 2003, with respect to Clark County, Nevada Industrial Development Revenue Bonds Series 2003A, Series 2003B, Series 2003C, Series 2003D, and Series 2003E. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2005, File No. 001-07850.

10.09
Financing Agreement between Clark County, Nevada, and Southwest Gas Corporation, dated as of September 1, 2008, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2008A. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2008, File No. 001-07850.

10.10
Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 001-07850.

10.11	Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K date April 10, 2020, File Nos. 001-07850 and 001-37976.

10.12*
Southwest Gas Holdings, Inc. 2006 Restricted Stock/Unit Plan, amended and restated as of December 28, 2016. Incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.13*	Form of Performance Share Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.14*	Form of Restricted Stock Unit Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.15	Southwest Gas Holdings, Inc. $100 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 10, 2020, File No. 001-37976.

10.16*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.17*	Centuri/NPL Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.18*	Centuri Long-term Capital Investment Program. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.19*	Centuri Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2018, File Nos. 001-37976 and 001-07850.

10.20*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 001-37976.

10.21*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.22	Centuri $450 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.23*
Form of Centuri Construction Group, Inc. Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

Exhibit Number	Description of Document
10.24*
Form of Centuri Construction Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended March, 31 2018, File Nos. 001-37976 and 001-07850.

10.25*
Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective December 28, 2016. Incorporated herein by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.26*
Southwest Gas Corporation Directors Deferral Plan, amended and restated November 14, 2018. Incorporated herein by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.27
First Amendment to Centuri and subsidiaries Credit Facility Agreement, the other credit parties referred to therein, and Wells Fargo Bank. Incorporated herein by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.28*
Amendment to the Centuri Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.01 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 001-07850.

10.29*
Amendment to the Centuri Group, Inc. Long-Term Capital Investment Plan. Incorporated herein by reference to Exhibit 10.02 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 1-7850.

10.30*
Form of Paul Daily Award Agreement under the Centuri Group, Inc. Executive Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.03 to form 10-Q for the quarter ended March 31, 2019, File Nos. 001-37976 and 001-07850.

10.31*
Amendment to the Centuri Group, Inc. Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2020, File Nos. 001-37976 and 001-07850.

10.32*	Southwest Gas Corporation Employees’ Investment Plan. Incorporated herein by reference to Exhibit 4.1 to Form S-8 dated December 16, 2016, File No. 333-215145.

13.01	Portions of Southwest Gas Holdings, Inc. 2020 Annual Report to Stockholders incorporated by reference to the Form 10-K.

21.01	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02	Section 302 Certifications–Southwest Gas Corporation.

32.01	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02	Section 906 Certifications–Southwest Gas Corporation.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 25, 2021	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER	Director	February 25, 2021
(Robert L. Boughner)

/s/ JOSÉ A. CÁRDENAS	Director	February 25, 2021
(José A. Cárdenas)

/s/ STEPHEN C. COMER	Director	February 25, 2021
(Stephen C. Comer)

/s/ JOHN P. HESTER	Director, President and Chief Executive	February 25, 2021
(John P. Hester)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 25, 2021
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	February 25, 2021
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Chairman of the Board	February 25, 2021
(Michael J. Melarkey)	of Directors

/s/ A. RANDALL THOMAN	Director	February 25, 2021
(A. Randall Thoman)

/s/ THOMAS A. THOMAS	Director	February 25, 2021
(Thomas A. Thomas)

/s/ LESLIE T. THORNTON	Director	February 25, 2021
(Leslie T. Thornton)

/s/ GREGORY J. PETERSON	Senior Vice President/	February 25, 2021
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 25, 2021
(Lori L. Colvin)	Chief Accounting Officer

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 25, 2021	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HESTER	Director, President and Chief Executive	February 25, 2021
(John P. Hester)	Officer

/s/ MICHAEL J. MELARKEY	Director	February 25, 2021
(Michael J. Melarkey)

/s/ KAREN S. HALLER	Director, Executive Vice President/Chief Legal	February 25, 2021
(Karen S. Haller)	and Administrative Officer

/s/ GREGORY J. PETERSON	Director, Senior Vice President/	February 25, 2021
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 25, 2021
(Lori L. Colvin)	Chief Accounting Officer

