Form 10-Q
period 2021-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2021-05-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 58,001,396 shares as of April 30, 2021.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 30, 2021.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,479,295	$8,384,000
Less: accumulated depreciation	(2,453,924)	(2,419,348)
Construction work in progress	215,395	211,429
Net utility plant	6,240,766	6,176,081
Other property and investments	842,672	834,245
Current assets:
Cash and cash equivalents	92,345	83,352
Accounts receivable, net of allowances	479,184	522,172
Accrued utility revenue	50,500	82,400
Income taxes receivable, net	6,523	10,884
Deferred purchased gas costs	238,886	2,053
Prepaid and other current assets	133,466	170,152
Total current assets	1,000,904	871,013
Noncurrent assets:
Goodwill	346,553	345,184
Deferred income taxes	563	455
Deferred charges and other assets	497,187	508,875
Total noncurrent assets	844,303	854,514
Total assets	$8,928,645	$8,735,853
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 57,995,563 and 57,192,925 shares)	$59,625	$58,823
Additional paid-in capital	1,660,108	1,609,155
Accumulated other comprehensive loss, net	(58,388)	(61,003)
Retained earnings	1,112,377	1,067,978
Total equity	2,773,722	2,674,953
Redeemable noncontrolling interest	205,286	165,716
Long-term debt, less current maturities	2,696,570	2,732,200
Total capitalization	5,675,578	5,572,869
Current liabilities:
Current maturities of long-term debt	67,334	40,433
Short-term debt	310,000	107,000
Accounts payable	182,805	231,301
Customer deposits	67,121	67,920
Income taxes payable, net	19,356	12,556
Accrued general taxes	72,103	48,640
Accrued interest	34,571	20,536
Deferred purchased gas costs	—	54,636
Other current liabilities	282,745	328,945
Total current liabilities	1,036,035	911,967
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	671,574	647,453
Accumulated removal costs	407,000	404,000
Other deferred credits and other long-term liabilities	1,138,458	1,199,564
Total deferred income taxes and other credits	2,217,032	2,251,017
Total capitalization and liabilities	$8,928,645	$8,735,853
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Operating revenues:
Gas operating revenues	$521,932	$502,827	$1,369,690	$1,351,089
Utility infrastructure services revenues	363,975	333,493	1,978,770	1,771,609
Total operating revenues	885,907	836,320	3,348,460	3,122,698
Operating expenses:
Net cost of gas sold	156,021	160,821	338,037	353,381
Operations and maintenance	106,690	103,781	411,025	421,686
Depreciation and amortization	93,442	87,653	337,816	313,351
Taxes other than income taxes	20,687	16,378	67,769	62,500
Utility infrastructure services expenses	335,614	319,314	1,745,729	1,592,076
Total operating expenses	712,454	687,947	2,900,376	2,742,994
Operating income	173,453	148,373	448,084	379,704
Other income and (expenses):
Net interest deductions	(23,964)	(28,380)	(107,061)	(111,209)
Other income (deductions)	448	(20,770)	14,429	(17,524)
Total other income and (expenses)	(23,516)	(49,150)	(92,632)	(128,733)
Income before income taxes	149,937	99,223	355,452	250,971
Income tax expense	31,092	26,218	70,627	56,703
Net income	118,845	73,005	284,825	194,268
Net income attributable to noncontrolling interest	1,552	463	7,750	2,599
Net income attributable to Southwest Gas Holdings, Inc.	$117,293	$72,542	$277,075	$191,669
Earnings per share:
Basic	$2.04	$1.31	$4.90	$3.50
Diluted	$2.03	$1.31	$4.89	$3.50
Weighted average shares:
Basic	57,600	55,310	56,564	54,726
Diluted	57,679	55,363	56,649	54,792
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Net income	$118,845	$73,005	$284,825	$194,268
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	(43,730)	(54,026)
Amortization of prior service cost	182	220	840	945
Amortization of net actuarial loss	8,474	7,188	30,037	20,513
Prior service cost	—	—	—	(1,426)
Regulatory adjustment	(7,277)	(6,380)	4,753	25,760
Net defined benefit pension plans	1,379	1,028	(8,100)	(8,234)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	413	636	2,244	2,542
Net forward-starting interest rate swaps	413	636	2,244	2,542
Foreign currency translation adjustments	823	(4,005)	6,541	(2,758)
Total other comprehensive income (loss), net of tax	2,615	(2,341)	685	(8,450)
Comprehensive income	121,460	70,664	285,510	185,818
Comprehensive income attributable to noncontrolling interest	1,552	463	7,750	2,599
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$119,908	$70,201	$277,760	$183,219
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$118,845	$73,005	$284,825	$194,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	93,442	87,653	337,816	313,351
Deferred income taxes	23,326	25,309	48,734	54,548
Changes in current assets and liabilities:
Accounts receivable, net of allowances	42,892	45,837	(51,717)	7,154
Accrued utility revenue	31,900	31,000	(2,400)	(1,100)
Deferred purchased gas costs	(291,469)	10,155	(265,385)	19,527
Accounts payable	(41,147)	(60,723)	11,882	(49,945)
Accrued taxes	34,636	30,377	19,430	10,220
Other current assets and liabilities	(5,255)	76,453	25,719	102,742
Gains on sale of equipment	(1,509)	(28)	(3,329)	(5,268)
Changes in undistributed stock compensation	3,658	2,816	7,956	6,524
Equity AFUDC	(981)	(1,061)	(4,644)	(4,262)
Changes in deferred charges and other assets	(10,379)	6,495	(49,465)	1,772
Changes in other liabilities and deferred credits	(50,416)	(55,722)	(57,365)	(65,704)
Net cash provided by (used in) operating activities	(52,457)	271,566	302,057	583,827
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(152,709)	(210,655)	(767,159)	(938,141)
Acquisition of businesses, net of cash acquired	—	—	—	(47,638)
Changes in customer advances	4,286	5,434	12,885	21,357
Other	3,563	4,430	8,136	19,321
Net cash used in investing activities	(144,860)	(200,791)	(746,138)	(945,101)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	48,990	3,148	185,087	135,215
Dividends paid	(32,619)	(30,006)	(128,117)	(118,531)
Issuance of long-term debt, net	10,659	99,978	573,058	601,908
Retirement of long-term debt	(21,228)	(75,168)	(302,466)	(257,797)
Change in short-term debt	203,000	(54,000)	153,000	(31,000)
Withholding remittance - share-based compensation	(1,242)	(2,736)	(1,242)	(2,756)
Other	(1,353)	(250)	(4,505)	(1,615)
Net cash provided by (used in) financing activities	206,207	(59,034)	474,815	325,424
Effects of currency translation on cash and cash equivalents	103	(315)	646	(222)
Change in cash and cash equivalents	8,993	11,426	31,380	(36,072)
Cash and cash equivalents at beginning of period	83,352	49,539	60,965	97,037
Cash and cash equivalents at end of period	$92,345	$60,965	$92,345	$60,965
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$8,303	$13,073	$100,412	$99,481
Income taxes paid (received), net	$1,651	$(20,064)	$10,764	$(17,766)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock shares
Beginning balances	57,193	55,007
Common stock issuances	802	119
Ending balances	57,995	55,126
Common stock amount
Beginning balances	$58,823	$56,637
Common stock issuances	802	119
Ending balances	59,625	56,756
Additional paid-in capital
Beginning balances	1,609,155	1,466,937
Common stock issuances	50,953	3,474
Ending balances	1,660,108	1,470,411
Accumulated other comprehensive loss
Beginning balances	(61,003)	(56,732)
Foreign currency exchange translation adjustment	823	(4,005)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,379	1,028
FSIRS amounts reclassified to net income, net of tax	413	636
Ending balances	(58,388)	(59,073)
Retained earnings
Beginning balances	1,067,978	1,039,072
Net income	117,293	72,542
Dividends declared	(34,876)	(31,813)
Redemption value adjustments	(38,018)	—
Ending balances	1,112,377	1,079,801
Total equity ending balances	$2,773,722	$2,547,895
Dividends declared per common share	$0.595	$0.57
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,479,295	$8,384,000
Less: accumulated depreciation	(2,453,924)	(2,419,348)
Construction work in progress	215,395	211,429
Net utility plant	6,240,766	6,176,081
Other property and investments	146,338	143,611
Current assets:
Cash and cash equivalents	49,795	41,070
Accounts receivable, net of allowance	174,492	146,861
Accrued utility revenue	50,500	82,400
Income taxes receivable, net	—	11,155
Deferred purchased gas costs	238,886	2,053
Prepaid and other current assets	118,397	152,748
Total current assets	632,070	436,287
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	481,184	490,562
Total noncurrent assets	491,279	500,657
Total assets	$7,510,453	$7,256,636
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,458,344	1,410,345
Accumulated other comprehensive loss, net	(59,343)	(61,135)
Retained earnings	926,011	835,146
Total equity	2,374,124	2,233,468
Long-term debt, less current maturities	2,413,588	2,438,206
Total capitalization	4,787,712	4,671,674
Current liabilities:
Current maturities of long-term debt	25,000	—
Short-term debt	267,000	57,000
Accounts payable	117,471	161,646
Customer deposits	67,121	67,920
Income taxes payable	7,232	—
Accrued general taxes	72,103	48,640
Accrued interest	34,532	20,495
Deferred purchased gas costs	—	54,636
Payable to parent	90	142
Other current liabilities	141,167	146,046
Total current liabilities	731,716	556,525
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	596,617	581,100
Accumulated removal costs	407,000	404,000
Other deferred credits and other long-term liabilities	987,408	1,043,337
Total deferred income taxes and other credits	1,991,025	2,028,437
Total capitalization and liabilities	$7,510,453	$7,256,636
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Gas operating revenues	$521,932	$502,827	$1,369,690	$1,351,089
Operating expenses:
Net cost of gas sold	156,021	160,821	338,037	353,381
Operations and maintenance	106,135	103,088	409,429	419,720
Depreciation and amortization	68,698	64,725	239,268	222,733
Taxes other than income taxes	20,687	16,378	67,769	62,500
Total operating expenses	351,541	345,012	1,054,503	1,058,334
Operating income	170,391	157,815	315,187	292,755
Other income and (expenses):
Net interest deductions	(22,166)	(25,058)	(98,256)	(96,985)
Other income (deductions)	550	(20,536)	14,496	(16,965)
Total other income and (expenses)	(21,616)	(45,594)	(83,760)	(113,950)
Income before income taxes	148,775	112,221	231,427	178,805
Income tax expense	30,060	28,622	37,193	35,424
Net income	$118,715	$83,599	$194,234	$143,381
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
Net income	$118,715	$83,599	$194,234	$143,381
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	(43,730)	(54,026)
Amortization of prior service cost	182	220	840	945
Prior service cost	—	—	—	(1,426)
Amortization of net actuarial loss	8,474	7,188	30,037	20,513
Regulatory adjustment	(7,277)	(6,380)	4,753	25,760
Net defined benefit pension plans	1,379	1,028	(8,100)	(8,234)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	413	636	2,244	2,542
Net forward-starting interest rate swaps	413	636	2,244	2,542
Total other comprehensive income (loss), net of tax	1,792	1,664	(5,856)	(5,692)
Comprehensive income	$120,507	$85,263	$188,378	$137,689
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$118,715	$83,599	$194,234	$143,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,698	64,725	239,268	222,733
Deferred income taxes	14,952	7,707	52,242	15,118
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(27,631)	1,975	(25,673)	21,652
Accrued utility revenue	31,900	31,000	(2,400)	(1,100)
Deferred purchased gas costs	(291,469)	10,155	(265,385)	19,527
Accounts payable	(33,076)	(41,899)	18,441	(29,798)
Accrued taxes	41,851	53,335	(13,011)	33,526
Other current assets and liabilities	41,018	99,257	(9,694)	106,803
Changes in undistributed stock compensation	2,908	2,496	5,706	5,045
Equity AFUDC	(981)	(1,061)	(4,644)	(4,262)
Changes in deferred charges and other assets	(13,535)	3,658	(61,484)	(9,871)
Changes in other liabilities and deferred credits	(48,782)	(55,910)	(58,008)	(66,294)
Net cash provided by (used in) operating activities	(95,432)	259,037	69,592	456,460
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(128,544)	(173,353)	(647,407)	(788,465)
Changes in customer advances	4,285	5,433	12,885	21,356
Other	(121)	(31)	681	(48)
Net cash used in investing activities	(124,380)	(167,951)	(633,841)	(767,157)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	45,984	50,000	173,906	187,094
Dividends paid	(26,000)	(25,200)	(105,300)	(97,600)
Issuance of long-term debt, net	—	—	446,508	297,222
Retirement of long-term debt	—	—	(125,000)	—
Change in short-term debt	210,000	(97,000)	170,000	(91,000)
Withholding remittance - share-based compensation	(1,242)	(2,736)	(1,242)	(2,756)
Other	(205)	(115)	(1,352)	(887)
Net cash provided by (used in) financing activities	228,537	(75,051)	557,520	292,073

Change in cash and cash equivalents	8,725	16,035	(6,729)	(18,624)
Cash and cash equivalents at beginning of period	41,070	40,489	56,524	75,148
Cash and cash equivalents at end of period	$49,795	$56,524	$49,795	$56,524
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$6,952	$10,204	$93,474	$87,277
Income taxes paid (received), net	$—	$(22,962)	$3,359	$700
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common stock shares
Beginning and ending balances	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,410,345	1,229,083
Share-based compensation	2,015	125
Contributions from Southwest Gas Holdings, Inc.	45,984	50,000
Ending balances	1,458,344	1,279,208
Accumulated other comprehensive loss
Beginning balances	(61,135)	(55,151)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,379	1,028
FSIRS amounts reclassified to net income, net of tax	413	636
Ending balances	(59,343)	(53,487)
Retained earnings
Beginning balances	835,146	782,108
Net income	118,715	83,599
Share-based compensation	(350)	(364)
Dividends declared to Southwest Gas Holdings, Inc.	(27,500)	(25,900)
Ending balances	926,011	839,443
Total Southwest Gas Corporation equity ending balances	$2,374,124	$2,114,276
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair depiction of results for the interim periods, have been made. In association with the novel Coronavirus (“COVID-19”) pandemic environment, utility operations, and to a large extent, utility infrastructure services, have been deemed “essential services.” Management has considered the impact of the pandemic and adjusted certain estimates, where relevant, used in the preparation of the condensed consolidated financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Annual Report to Stockholders, which is incorporated by reference into the 2020 Form 10-K.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

The Company primarily used quoted market prices and other observable market pricing information in valuing cash and cash equivalents, long-term debt outstanding, and assets of the qualified pension plan and postretirement benefit plans required to be recorded and/or disclosed at fair value.
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$143,618	$140,874
Other property	2,720	2,737
Total Southwest Gas Corporation	146,338	143,611
Centuri property, equipment, and intangibles	1,106,855	1,089,414
Centuri accumulated provision for depreciation and amortization	(439,126)	(422,741)
Other property and investments	28,605	23,961
Total Southwest Gas Holdings, Inc.	$842,672	$834,245
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
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents of Southwest and the Company include money market fund investments totaling approximately $40,000 for each entity at March 31, 2021 and December 31, 2020, respectively, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities include customer advances applied as contributions toward utility construction activity, and capital expenditures that were not paid as of period-end reporting dates, but rather included in accounts payable. Typical activities that represent aspects of both non-cash investing and non-cash financing activities relate to right-of-use assets obtained in exchange for lease liabilities (including, at times, lease terminations and modifications). Amounts related to these collective activities were immaterial for the periods presented herein.
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
Accounts Receivable, net of allowances. Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payment history. Due to the ongoing COVID-19 pandemic, Southwest continued the moratorium initiated in March 2020 on disconnection of natural gas service for non-payment, but recommenced assessing late fees in Nevada and Arizona in April 2021, with late fees in California expected to recommence in the latter half of 2021. Southwest is actively working with customers experiencing financial hardship by means of flexible payment options. Management continues to monitor expected credit losses in light of the evolving impact of COVID-19. The allowance as of March 31, 2021 reflects the expected impact from the pandemic on balances as of that date, including consideration of customers’ ability to pay currently and once the moratorium on disconnections is lifted.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable Southwest to adjust its billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
In mid-February 2021, the central U.S. (from south Texas to North Dakota and the eastern Rocky Mountains) experienced extreme cold temperatures, which increased natural gas demand and caused supply issues due to wellhead freeze-offs, power outages, or other adverse operating conditions upstream of Southwest’s distribution systems. These conditions caused daily natural gas prices to reach unprecedented levels. During this time, Southwest secured natural gas supplies, albeit at substantially higher prices, maintaining service to its customers. The incremental cost for these supplies was approximately $250 million, funded using a 364-day $250 million Bank Term Loan executed in March 2021 (see Note 5 – Debt). The incremental gas costs are expected to be collected from customers through the purchased gas adjustment (“PGA”) mechanisms.
Following the extreme weather event, an interstate transmission pipeline company billed Southwest, in addition to customary transmission costs, $65 million for pipeline imbalance charges, allegedly incurred during the period of the pipeline’s critical operation condition. However, Southwest has formally disputed these imbalance charges and believes that no amounts are due to the pipeline. Consequently, Southwest has not recognized this charge. Pipeline transmission costs, including periodic imbalance charges, are components of the cost of gas recovered from customers through the PGA and similar mechanisms.
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $47 million at March 31, 2021 and $50 million at December 31, 2020 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that its segments and reporting units remain consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2020, management also qualitatively assessed whether events during the first three months of 2021 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. Goodwill on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2020	$10,095	$335,089	$345,184
Foreign currency translation adjustment	—	1,369	1,369
March 31, 2021	$10,095	$336,458	$346,553

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company includes $34.5 million and $32.6 million of dividends declared, as well as $37 million and $25.2 million of accrued property taxes, as of March 31, 2021 and December 31, 2020, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020	2021	2020
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$2,700	$(15,500)	$27,400	$(5,700)
Interest income	716	1,388	3,343	6,147
Equity AFUDC	981	1,061	4,644	4,262
Other components of net periodic benefit cost	(3,505)	(5,005)	(18,522)	(16,299)
Miscellaneous income and (expense)	(342)	(2,480)	(2,369)	(5,375)
Southwest Gas Corporation - total other income (deductions)	550	(20,536)	14,496	(16,965)
Utility infrastructure services segment:
Foreign transaction gain (loss)	(3)	(10)	(9)	5
Miscellaneous income and (expense)	(99)	(232)	(58)	(656)
Centuri - total other income (deductions)	(102)	(242)	(67)	(651)
Corporate and administrative	—	8	—	92
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$448	$(20,770)	$14,429	$(17,524)
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
Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the redeemable noncontrolling interest increased by approximately $38 million during the first quarter of 2021. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2020	$165,716
Net income attributable to redeemable noncontrolling interest	1,552
Redemption value adjustment	38,018
Balance, March 31, 2021	$205,286

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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

	Three Months Ended March 31,		Twelve Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Weighted average basic shares	57,600	55,310	56,564	54,726
Effect of dilutive securities:
Management Incentive Plan shares	—	—	—	9
Restricted stock units (1)	79	53	85	57
Weighted average diluted shares	57,679	55,363	56,649	54,792
(1) The number of securities included 75,000 and 50,000 performance shares during the three months ending March 31, 2021 and 2020, and 76,000 and 48,000 performance shares during the twelve months ending March 31, 2021 and 2020, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Accounting pronouncements adopted in 2021:
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The update simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The Company and Southwest adopted the update in the first quarter of 2021, the impact of which was not material to the condensed consolidated financial statements of the Company or Southwest.
Recently issued accounting pronouncements that will be effective after 2021:
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to Topic 848) to replace a reference rate affected by such reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another rate expected to be discontinued due to reference rate reform. The guidance was eligible to be applied upon issuance on March 12, 2020, and can generally be applied through December 31, 2022. Management will monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. See also LIBOR discussion in Note 5 – Debt.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The update, amongst other amendments, improves the guidance related to the disclosures and earnings-per-share for convertible instruments and contracts in an entity’s own equity. The update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years; early adoption is permitted. Management is evaluating what impacts, if any, this update might have on the Company’s consolidated financial statements and disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
The service cost component of net periodic benefit costs included in the table below is a component of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of service cost to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net utility plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of each entity.

	Qualified Retirement Plan
	March 31,
	Three Months		Twelve Months
	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$10,290	$8,574	$36,015	$27,972
Interest cost	10,108	11,388	44,275	48,142
Expected return on plan assets	(18,088)	(16,324)	(67,060)	(61,507)
Amortization of net actuarial loss	10,489	9,007	37,507	25,774
Net periodic benefit cost	$12,799	$12,645	$50,737	$40,381

	SERP
	March 31,
	Three Months		Twelve Months
	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$131	$98	$422	$298
Interest cost	358	401	1,561	1,721
Amortization of net actuarial loss	660	451	2,014	1,216
Net periodic benefit cost	$1,149	$950	$3,997	$3,235

	PBOP
	March 31,
	Three Months		Twelve Months
	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$423	$396	$1,608	$1,353
Interest cost	548	645	2,485	2,929
Expected return on plan assets	(810)	(852)	(3,366)	(3,219)
Amortization of prior service costs	240	289	1,106	1,243
Net periodic benefit cost	$401	$478	$1,833	$2,306

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020	2021	2020
Residential	$403,143	$378,555	$983,108	$934,115
Small commercial	81,398	82,463	220,476	241,970
Large commercial	12,673	12,667	44,639	47,640
Industrial/other	13,770	6,702	33,310	22,298
Transportation	24,536	24,406	88,345	91,884
Revenue from contracts with customers	535,520	504,793	1,369,878	1,337,907
Alternative revenue program revenues (deferrals)	(16,373)	(3,765)	(468)	5,668
Other revenues (1)	2,785	1,799	280	7,514
Total Gas operating revenues	$521,932	$502,827	$1,369,690	$1,351,089
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms, such as cost-of-service components in customer rates expected to be returned to customers in future periods. Late fees and certain other fees were reduced, for the three- and twelve-month periods ended March 31, 2021, due to a moratorium on late fees and disconnection for nonpayment during the COVID-19 pandemic.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020	2021	2020
Service Types:
Gas infrastructure services	$221,837	$217,709	$1,265,288	$1,258,790
Electric power infrastructure services	93,961	72,320	433,467	267,736
Other	48,177	43,464	280,015	245,083
Total Utility infrastructure services revenues	$363,975	$333,493	$1,978,770	$1,771,609

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020	2021	2020
Contract Types:
Master services agreement	$293,680	$263,545	$1,520,144	$1,411,267
Bid contract	70,295	69,948	458,626	360,342
Total Utility infrastructure services revenues	$363,975	$333,493	$1,978,770	$1,771,609

Unit price contracts	$234,449	$243,136	$1,347,953	$1,387,706
Fixed price contracts	34,594	27,545	164,750	101,931
Time and materials contracts	94,932	62,812	466,067	281,972
Total Utility infrastructure services revenues	$363,975	$333,493	$1,978,770	$1,771,609

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of March 31, 2021 and December 31, 2020 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Contracts receivable, net	$197,357	$278,316
Revenue earned on contracts in progress in excess of billings	107,336	96,996
Amounts billed in excess of revenue earned on contracts	5,985	4,507
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2020 to March 31, 2021 is due to revenue recognized of $4.5 million that was included in this item as of January 1, 2021, after which time it became earned and the balance was reduced, and to increases due to cash received, net of revenue recognized during the period related to contracts that commenced during the period.
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
As of March 31, 2021, Centuri had 18 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2021 was $48.7 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Billed on completed contracts and contracts in progress	$193,042	$273,778
Other receivables	5,789	6,692
Contracts receivable, gross	198,831	280,470
Allowance for doubtful accounts	(1,474)	(2,154)
Contracts receivable, net	$197,357	$278,316

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Note 4 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On May 8, 2019, the Company filed with the SEC an automatic shelf registration statement on Form S-3 (File No. 333-231297), which became effective upon filing, for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein and in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC (the “Equity Shelf Program”). The following table provides the activity under the Equity Shelf Program for the three-month and life-to-date periods ended March 31, 2021:

	Three Months Ended	Life-To-Date Ended
	March 31, 2021
Gross proceeds	$46,448,484	$299,999,974
Less: agent commissions	(464,485)	(3,000,000)
Net proceeds	$45,983,999	$296,999,974
Number of shares sold	705,957	4,102,414
Weighted average price per share	$65.80	$73.13
During the quarter ended March 31, 2021, the Company sold essentially all of the remaining common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC for the offer and sale of up to $500 million of common stock from time to time in a new at-the-market offering program. The shares will be issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), which became effective upon filing with the SEC on December 2, 2020.
During the three months ended March 31, 2021, the Company issued approximately 47,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the three months ended March 31, 2021, the Company issued 49,500 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $3.1 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value, as described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, and individual carrying values of instruments are provided in the table that follows.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$160,651	$125,000	$174,858
Notes, 3.875%, due 2022	250,000	256,693	250,000	258,825
Notes, 4.875%, due 2043	250,000	288,500	250,000	317,190
Notes, 3.8%, due 2046	300,000	306,261	300,000	347,046
Notes, 3.7%, due 2028	300,000	324,069	300,000	344,553
Notes, 4.15%, due 2049	300,000	324,183	300,000	370,278
Notes, 2.2%, due 2030	450,000	438,912	450,000	474,552
8% Series, due 2026	75,000	95,894	75,000	99,723
Medium-term notes, 7.78% series, due 2022	25,000	26,201	25,000	26,663
Medium-term notes, 7.92% series, due 2027	25,000	32,138	25,000	33,802
Medium-term notes, 6.76% series, due 2027	7,500	9,127	7,500	9,613
Unamortized discount and debt issuance costs	(17,501)		(17,822)
	2,089,999		2,089,678
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,411)		(1,472)
	198,589		198,528
Less: current maturities	(25,000)		—
Long-term debt, less current maturities - Southwest Gas Corporation	$2,413,588		$2,438,206
Centuri:
Centuri term loan facility	$222,668	$225,269	$226,648	$230,824
Unamortized debt issuance costs	(750)		(820)
	221,918		225,828
Centuri secured revolving credit facility	26,163	26,180	26,626	26,645
Centuri other debt obligations	77,235	78,378	81,973	84,246
Less: current maturities	(42,334)		(40,433)
Long-term debt, less current maturities - Centuri	$282,982		$293,994
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,438,588		$2,438,206
Centuri long-term debt	325,316		334,427
Less: current maturities	(67,334)		(40,433)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,696,570		$2,732,200

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

The fair values of Southwest's revolving credit facility and IDRBs are categorized as Level 1 based on the FASB’s fair value hierarchy, due to Southwest’s ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures (which include senior and medium-term notes) were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy. Centuri's secured revolving credit and term loan facility and other debt obligations (not actively traded) are categorized as Level 3; fair values were based on a conventional discounted cash flow methodology utilizing current market pricing yield curves.
Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2021, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At March 31, 2021, $150 million was outstanding on the long-term portion (including $50 million under the commercial paper program, discussed below) of the facility and $17 million of borrowings were outstanding on the short-term portion of this credit facility discussed below.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At March 31, 2021, as noted above, $50 million of borrowings were outstanding under the commercial paper program.
Centuri has a $590 million senior secured revolving credit and term loan facility, scheduled to expire in November 2023. The capacity of the line of credit portion of the facility is $325 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of approximately $265 million. The $590 million facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at March 31, 2021 totaled $1.3 billion. At March 31, 2021, $249 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is scheduled to expire in April 2025 and is primarily used for short-term financing needs. There was $43 million outstanding under this credit facility as of March 31, 2021.
Under Southwest’s $400 million credit facility, Southwest had $17 million in short-term borrowings outstanding at March 31, 2021.
In March 2021, Southwest issued a $250 million Term Loan that matures March 22, 2022. The proceeds were used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. (see Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies). Interest rates for the term loan are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured long-term debt rating. The applicable margin ranges from 0.550% to 1.000% for loans bearing interest with reference to LIBOR and 0.000% for loans bearing interest with reference to an alternate base rate. The effective interest rate was 0.77% at March 31, 2021. The agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
LIBOR
LIBOR is scheduled to be discontinued as a benchmark or reference rate after 2021. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$240	$(58)	$182	$289	$(69)	$220
Amortization of net actuarial (gain)/loss	11,149	(2,675)	8,474	9,458	(2,270)	7,188
Regulatory adjustment	(9,575)	2,298	(7,277)	(8,395)	2,015	(6,380)
Pension plans other comprehensive income (loss)	1,814	(435)	1,379	1,352	(324)	1,028
FSIRS (designated hedging activities):
Amounts reclassified into net income	544	(131)	413	837	(201)	636
FSIRS other comprehensive income (loss)	544	(131)	413	837	(201)	636
Total other comprehensive income (loss) - Southwest Gas Corporation	2,358	(566)	1,792	2,189	(525)	1,664
Foreign currency translation adjustments:
Translation adjustments	823	—	823	(4,005)	—	(4,005)
Foreign currency other comprehensive income (loss)	823	—	823	(4,005)	—	(4,005)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$3,181	$(566)	$2,615	$(1,816)	$(525)	$(2,341)

	Twelve Months Ended March 31, 2021			Twelve Months Ended March 31, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(57,539)	$13,809	$(43,730)	$(71,087)	$17,061	$(54,026)
Amortization of prior service cost	1,106	(266)	840	1,243	(298)	945
Amortization of net actuarial (gain)/loss	39,521	(9,484)	30,037	26,990	(6,477)	20,513
Prior service cost	—	—	—	(1,878)	452	(1,426)
Regulatory adjustment	6,255	(1,502)	4,753	33,896	(8,136)	25,760
Pension plans other comprehensive income (loss)	(10,657)	2,557	(8,100)	(10,836)	2,602	(8,234)
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,954	(710)	2,244	3,345	(803)	2,542
FSIRS other comprehensive income (loss)	2,954	(710)	2,244	3,345	(803)	2,542
Total other comprehensive income (loss) - Southwest Gas Corporation	(7,703)	1,847	(5,856)	(7,491)	1,799	(5,692)
Foreign currency translation adjustments:
Translation adjustments	6,541	—	6,541	(2,758)	—	(2,758)
Foreign currency other comprehensive income (loss)	6,541	—	6,541	(2,758)	—	(2,758)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(1,162)	$1,847	$685	$(10,249)	$1,799	$(8,450)
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
Approximately $1.7 million of realized losses (net of tax) related to the remaining balance of Southwest’s previously settled forward-starting interest rate swap (“FSIRS”), included in AOCI at March 31, 2021, will be reclassified into interest expense within the next 12 months as the related interest payments on long-term debt occur.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$132	$—	$132	$(61,003)
Translation adjustments	—	—	—	—	—	—	823	—	823	823
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	823	—	823	823
FSIRS amount reclassified from AOCI (1)	—	—	—	544	(131)	413	—	—	—	413
Amortization of prior service cost (2)	240	(58)	182	—	—	—	—	—	—	182
Amortization of net actuarial loss (2)	11,149	(2,675)	8,474	—	—	—	—	—	—	8,474
Regulatory adjustment (3)	(9,575)	2,298	(7,277)	—	—	—	—	—	—	(7,277)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,814	(435)	1,379	544	(131)	413	823	—	823	2,615
Ending Balance AOCI March 31, 2021	$(75,906)	$18,218	$(57,688)	$(2,175)	$520	$(1,655)	$955	$—	$955	$(58,388)
(1)The FSIRS reclassification amount is included in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.
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
(4)Tax amounts are calculated using a 24% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$(61,135)
FSIRS amount reclassified from AOCI (5)	—	—	—	544	(131)	413	413
Amortization of prior service cost (6)	240	(58)	182	—	—	—	182
Amortization of net actuarial loss (6)	11,149	(2,675)	8,474	—	—	—	8,474
Regulatory adjustment (7)	(9,575)	2,298	(7,277)	—	—	—	(7,277)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,814	(435)	1,379	544	(131)	413	1,792
Ending Balance AOCI March 31, 2021	$(75,906)	$18,218	$(57,688)	$(2,175)	$520	$(1,655)	$(59,343)
(5)    The FSIRS reclassification amount is included in Net interest deductions on Southwest’s Condensed Consolidated Statements of Income.
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Net actuarial loss	$(491,634)	$(502,783)
Prior service cost	(2,247)	(2,487)
Less: amount recognized in regulatory assets	417,975	427,550
Recognized in AOCI	$(75,906)	$(77,720)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Note 7 – Segment Information
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2021	December 31, 2020
Centuri accounts receivable for services provided to Southwest	$11,344	$13,956

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

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended March 31, 2021
Revenues from external customers	$521,932	$339,772	$—	$861,704
Intersegment revenues	—	24,203	—	24,203
Total	$521,932	$363,975	$—	$885,907
Segment net income (loss)	$118,715	$(859)	$(563)	$117,293

Three Months Ended March 31, 2020
Revenues from external customers	$502,827	$300,291	$—	$803,118
Intersegment revenues	—	33,202	—	33,202
Total	$502,827	$333,493	$—	$836,320
Segment net income (loss)	$83,599	$(10,204)	$(853)	$72,542

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended March 31, 2021
Revenues from external customers	$1,369,690	$1,852,910	$—	$3,222,600
Intersegment revenues	—	125,860	—	125,860
Total	$1,369,690	$1,978,770	$—	$3,348,460
Segment net income (loss)	$194,234	$84,207	$(1,366)	$277,075

Twelve Months Ended March 31, 2020
Revenues from external customers	$1,351,089	$1,618,354	$—	$2,969,443
Intersegment revenues	—	153,255	—	153,255
Total	$1,351,089	$1,771,609	$—	$3,122,698
Segment net income (loss)	$143,381	$50,231	$(1,943)	$191,669

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
As of March 31, 2021, Southwest had 2,133,000 residential, commercial, industrial, and other natural gas customers, of which 1,138,000 customers were located in Arizona, 793,000 in Nevada, and 202,000 in California. Over the past twelve months, first-time meter sets were approximately 37,000, compared to 36,000 for the twelve months ended March 2020. The remaining increase in active customer accounts compared to the March 31, 2020 total of 2,091,000 was primarily due to a management-initiated moratorium on disconnections as a result of the COVID-19 pandemic. As utility service is an essential service to the residents in the states in which Southwest operates, it implemented the moratorium in March 2020 and also ceased charging late fees. Southwest recommenced assessing late fees in Nevada and Arizona in April 2021, with late fees in California expected to recommence in the latter half of 2021. The duration of our moratorium on disconnections for non-payment is currently uncertain. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2021, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 36% in Nevada, and 11% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the continuing COVID-19 pandemic, as discussed further below, could impact these statistics and associated patterns in the short term.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings. Refer to the Summary Operating Results table for a reconciliation of revenues to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis, for details of various rate proceedings.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operates in 55 primary locations across 40 states and provinces in the United States (“U.S.”) and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, and Linetec, and in Canada, primarily as NPL Canada.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
COVID-19 Pandemic
While the novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020, management has remained focused on the impacts to local and U.S. economies, including the breadth of vaccine deployment and level of commerce re-opening. Our utility operations, as essential services, have been ongoing during this time and Southwest has continued to provide services to meet the demand of its customers. Consistent with federal and state guidelines and protocols, Southwest has continued to operate across its territories. Similarly, Centuri has continued nearly all operations from the outset of the pandemic in the U.S., and demand has not significantly diminished. For the duration of the pandemic, the ability to work may nonetheless be impacted by individuals contracting or being exposed to COVID-19, governmental requirements to postpone the full resumption of certain non-essential services in some of the Company’s jurisdictions, or by management imposed restrictions for safety precautions; to date, these factors have not had a significant impact on the Company’s ability to maintain operations. Employees at many offices (including corporate headquarters) continue to work from home on a temporary basis and travel restrictions largely continue. Both segments continue to facilitate administration, communication, and all critical functions, supported by deployed technology. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As noted earlier, management continues to have in place a moratorium on natural gas disconnections for non-payment and continues to work with customers experiencing financial hardship through flexible payment arrangements. Management also continues to coordinate with certain governmental and nonprofit entities for customer payment assistance. Management has increased the allowance for uncollectibles; however, neither this nor other measures associated with the moratorium have had a material impact on our financial position overall. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers at the outset of the pandemic delayed some projects, and crews were temporarily reduced; however, most work continued, while following appropriate government protocols. Some crew reductions are ongoing in specific areas; however, the associated revenue impacts have not been significant. Management continues to monitor these circumstances, the future impacts of which are not currently known, such as the impact from business curtailments, weak market conditions, or any restrictions that may limit the fulfillment by Centuri of its contractual obligations.
The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, including the timing of full resumption of commerce across our service territories, the deployment of vaccines and population immunity, the state of local and North American economies, and impacts of these collective conditions on our customers, in addition to other unmitigated effects related to the virus. Management does not currently expect the impact of these conditions to be material to the Company’s liquidity or financial position; however, continued uncertainty of economic and operational impacts means management cannot predict whether the related financial impact in future periods will be different from impacts reflected for the three and twelve months ended March 31, 2021. In anticipation of a redeployment of employees to their normal work locations, management created a multi-phase reintegration plan to safeguard the well-being of our teams. Management will continue to monitor developments by government officials, and those affecting employees, customers, and operations, and will take additional steps as necessary to address impacts from the pandemic. Events and circumstances arising after March 31, 2021, including those resulting from COVID-19, will be reflected in management’s estimates for future periods.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as MD&A, included in the 2020 Annual Report to Stockholders, which is incorporated by reference into the 2020 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 72% of twelve-month-to-date consolidated net income over the past two years. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
(In thousands, except per share amounts)	2021	2020	2021	2020
Contribution to net income
Natural gas operations	$118,715	$83,599	$194,234	$143,381
Utility infrastructure services	(859)	(10,204)	84,207	50,231
Corporate and administrative	(563)	(853)	(1,366)	(1,943)
Net income	$117,293	$72,542	$277,075	$191,669

Weighted average common shares	57,600	55,310	56,564	54,726
Basic earnings per share
Consolidated	$2.04	$1.31	$4.90	$3.50
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$521,932	$502,827	$1,369,690	$1,351,089
Less: Net cost of gas sold	156,021	160,821	338,037	353,381
Operating margin	$365,911	$342,006	$1,031,653	$997,708

1st Quarter 2021 Overview
Natural gas operations highlights include the following:

•37,000 first-time meters sets (1.8% growth rate) occurred over the past 12 months
•Operating margin increased $24 million
•Company-Owned Life Insurance (“COLI”) income was $2.7 million in the current quarter versus a loss of $15.5 million in the prior-year quarter
•Issued $250 million term loan due March 2022 to fund incremental gas costs
•California rate case finalized

Utility infrastructure services highlights include the following:

•Utility infrastructure services revenues increased $30 million, or 9.1%
•Supported customers with restoration services following winter freeze event ($9 million of incremental revenue)
•Utility infrastructure services expenses increased $16 million, or 5.1%
•Realized $1.5 million in gains on sale of equipment

Southwest Gas Holdings highlights include the following:
•Increased the quarterly dividend from $0.570 to $0.595 per share effective with the June 2021 payment
•Received net proceeds of $46 million through equity shelf program issuances

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Gas operating revenues	$521,932	$502,827
Net cost of gas sold	156,021	160,821
Operating margin	365,911	342,006
Operations and maintenance expense	106,135	103,088
Depreciation and amortization	68,698	64,725
Taxes other than income taxes	20,687	16,378
Operating income	170,391	157,815
Other income (deductions)	550	(20,536)
Net interest deductions	22,166	25,058
Income before income taxes	148,775	112,221
Income tax expense	30,060	28,622
Contribution to consolidated net income	$118,715	$83,599
Improvements from natural gas operations to consolidated net income of $35 million occurred between the first quarters of 2021 and 2020. The improvement was primarily due to increases in Operating Margin and Other income.
Operating margin increased $24 million. Approximately $6 million of incremental margin was attributable to customer growth from 37,000 first-time meter sets during the last twelve months, while rate relief added $18 million of margin. Offsetting these increases were impacts from the temporary moratorium on late fees initiated by Southwest in March 2020 ($2.6 million), in addition to lower connection/re-connection charges, as a result of the COVID-19 pandemic. Amounts returned to and collected from customers associated with regulatory account balances, as well as differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms, also impacted the variance between periods.
Operations and maintenance expense increased $3 million, or 3%, between quarters primarily due to an increase in the service-related component of employee pension cost and other benefits, increased expenditures for pipeline damage prevention programs, and increased legal claim-related costs, offset by lower training and travel costs as a result of the current COVID-19 environment.
Depreciation and amortization expense increased $4 million, or 6%, between quarters, primarily due to a $546 million, or 7%, increase in average gas plant in service compared to the corresponding quarter a year ago. Amortization of regulatory program balances impacted expense in both periods. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Taxes other than income taxes increased $4.3 million between quarters primarily due to an increase in Arizona property taxes.
Other income improved $21.1 million between quarters primarily due to an increase in income from COLI policies. The current quarter reflects a $2.7 million increase in COLI policy cash surrender values, while the prior-year quarter reflected a $15.5 million decline in COLI policy cash surrender values. These fluctuations primarily result from changes in the values of equity securities associated with the cash surrender values; changes in both quarters were directionally consistent with the broader securities markets. Additionally, the non-service-related components of employee pension and other postretirement benefit costs decreased $1.5 million between periods.
Net interest deductions decreased $2.9 million in the first quarter of 2021, as compared to the prior-year quarter, primarily due to lower carrying costs on PGA balances and amortization of an interest-related regulatory balance in Arizona, as well as lower interest rates associated with variable-rate debt.
Income tax expense in both periods reflects that COLI results are recognized without tax consequences, and also reflects the amortization of excess accumulated deferred income tax (“EADIT”) balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020
Gas operating revenues	$1,369,690	$1,351,089
Net cost of gas sold	338,037	353,381
Operating margin	1,031,653	997,708
Operations and maintenance expense	409,429	419,720
Depreciation and amortization	239,268	222,733
Taxes other than income taxes	67,769	62,500
Operating income	315,187	292,755
Other income (deductions)	14,496	(16,965)
Net interest deductions	98,256	96,985
Income before income taxes	231,427	178,805
Income tax expense	37,193	35,424
Contribution to consolidated net income	$194,234	$143,381
Contribution to consolidated net income from natural gas operations increased $51 million between the twelve-month periods ended March 2021 and 2020. The increase was primarily due to an increase in Operating margin and Other income.
Operating margin increased $34 million between periods. Customer growth provided $15 million, and combined rate relief provided $24 million of incremental operating margin. The pandemic-period moratorium on late fees ($7.3 million) and lower connection/re-connection charges offset the improvements. Regulatory account balance return and recoveries impacted both periods, in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense decreased $10.3 million, or 2%, between periods primarily due to lower travel and in-person training costs in the current COVID-19 environment and due to other cost saving initiatives by management. These were partially offset by incremental expenditures for pipeline damage prevention programs associated with a growing infrastructure and customer base, and by increases in information technology costs.
Depreciation and amortization expense increased $16.5 million, or 7%, between periods primarily due to a $634 million, or 8%, increase in average gas plant in service since the corresponding period in the prior year, offset by a modest decrease in regulatory amortization.
Taxes other than income taxes increased $5.3 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in Southwest’s California and Nevada jurisdictions.
Other income increased $31.5 million between the twelve-month periods of 2021 and 2020, primarily due to a current-period $27.4 million increase in COLI policy cash surrender values and recognized death benefits, while the twelve months ended March 31, 2020 reflected a $5.7 million decline. Offsetting these amounts were lower interest earned on regulatory balances and an increase in non-service related components of post-retirement benefit cost.
Net interest deductions increased $1.3 million between periods primarily due to interest associated with the issuance of $450 million of Senior Notes in June 2020, offset by amortization of an interest-related regulatory balance in Arizona and a reduction in interest rates on variable-rate debt.
Income tax expense in both periods reflects that COLI results are recognized without tax consequences, and also reflects the amortization of EADIT balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$363,975	$333,493
Operating expenses:
Utility infrastructure services expenses	335,614	319,314
Depreciation and amortization	24,744	22,928
Operating income (loss)	3,617	(8,749)
Other income (deductions)	(102)	(242)
Net interest deductions	1,622	2,899
Income (loss) before income taxes	1,893	(11,890)
Income tax expense (benefit)	1,200	(2,149)
Net income (loss)	693	(9,741)
Net income attributable to noncontrolling interest	1,552	463
Contribution to consolidated net income attributable to Centuri	$(859)	$(10,204)
Utility infrastructure services revenues increased $30.5 million in the first quarter of 2021 when compared to the prior-year quarter, primarily due to incremental electric infrastructure revenues of $21.6 million from expansion of work with existing customers and securing work with new customers. Included in the incremental electric infrastructure revenues during the first quarter of 2021 was $9 million from emergency restoration services performed by Linetec following tornados and ice storms primarily in Texas. The remaining increase in revenue was attributable to favorable weather in several areas and customer scheduling, which allowed bid projects to be completed during an otherwise seasonally slow period.
Utility infrastructure services expenses increased $16.3 million in the first quarter of 2021 when compared to the prior-year quarter, primarily due to costs to complete additional electric and gas infrastructure work. Operating efficiencies improved due to favorable weather conditions and reduced COVID-19 restrictions from the prior year. Additionally, changes in mix of work resulted in lower subcontractor expenses as a percentage of revenues, which contributed to increased operating income. Storm restoration work typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Included in total Utility infrastructure services expenses were general and administrative costs, which increased $3.3 million in 2021 compared to 2020, associated primarily with growth of the business. Gains on sale of equipment in the first quarter of 2021 (reflected as an offset to Utility infrastructure services expenses) were $1.5 million.
Depreciation and amortization expense increased $1.8 million between quarters, attributable to equipment purchased to support the growing business, primarily at Linetec. Depreciation expense, relative to the revenues recorded, was generally consistent between periods.
Net interest deductions decreased $1.3 million between quarters primarily due to lower incremental borrowing rates associated with decreased outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$1,978,770	$1,771,609
Operating expenses:
Utility infrastructure services expenses	1,745,729	1,592,076
Depreciation and amortization	98,548	90,618
Operating income	134,493	88,915
Other income (deductions)	(67)	(651)
Net interest deductions	7,992	13,716
Income before income taxes	126,434	74,548
Income tax expense	34,477	21,718
Net income	91,957	52,830
Net income attributable to noncontrolling interest	7,750	2,599
Contribution to consolidated net income attributable to Centuri	$84,207	$50,231
Utility infrastructure services revenues increased $207.2 million, or 12%, in the current twelve-month period compared to the corresponding period of 2020, primarily due to incremental electric infrastructure revenues of $165.7 million from expansion of work with existing customers and securing work with new customers. Included in the incremental electric infrastructure revenues during the twelve-month period of 2021 was $90.5 million from emergency restoration services performed by Linetec, following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., as compared to $13.2 million in similar services during the twelve-month period in 2020. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements.
Utility infrastructure services expenses increased $153.7 million between periods, largely due to incremental expenses related to electric infrastructure work of $91.4 million, including costs associated with storm restoration work, as well as costs to complete additional gas and electric infrastructure work. These costs were mitigated by increased productivity and efficiencies in completing electrical infrastructure projects and by lower fuel costs as a percentage of revenues. Included in Utility infrastructure services expenses were general and administrative costs, which increased $26.1 million in the twelve-month period ended March 2021 when compared to the corresponding period ended March 2020, due to higher payroll and operating costs associated with continued growth of the business and higher profit-based incentive compensation costs. Offsetting these increases were lower insurance costs from favorable claims experience under Centuri’s self-insurance programs. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were $3.3 million and $5.3 million for the twelve-month periods of 2021 and 2020, respectively.
Depreciation and amortization expense increased $7.9 million between the current and prior-year period. The increase was primarily attributable to incremental costs of $6.3 million to support the electric infrastructure work being performed, and to additional property and equipment purchased to support the growing business overall.
Net interest deductions decreased $5.7 million between periods primarily due to lower incremental borrowing rates associated with decreased outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.
The income tax expense increase between periods reflects the increased level of pre-tax earnings.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

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
Arizona Jurisdiction
Arizona General Rate Case. In May 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, incorporating the return of excess deferred income taxes to customers, and to reflect capital investments, including certain post-test year additions and the southern Arizona liquefied natural gas (“LNG”) facility. The application included a proposed 10.3% return on equity (“ROE”) relative to a capital structure of 51.1% equity. Southwest updated its request to reflect the actual amortization of excess accumulated deferred income taxes (“EADIT”) resulting from U.S. tax reform, and to include additional post-test year plant associated with its customer-owned yard line (“COYL”) and vintage steel pipe (“VSP”) programs, discussed further below. The amendment increased the deficiency by $36 million, to $93 million, which was further updated to $90.6 million based on certain aspects of cost of service, including a revised proposed ROE of 10.15%. The request and amendments included the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe, in addition to a proposal for a renewable natural gas (“RNG”) program as part of its PGA mechanism. Southwest entered into a stipulation for certain aspects of the case, agreeing to continue the COYL program; to establish a Tax Expense Adjustor Mechanism to track annual changes in the amortization of EADIT, as well as any future changes in the federal tax rate; to include a 10-year amortization of EADIT associated with deemed “unprotected” plant; and to incorporate various tariff proposals. EADIT associated with “protected” plant relates to timing differences from using accelerated depreciation for tax purposes and another method for book purposes, and unprotected amounts relate to all other timing differences. Following the hearing and legal briefing process, this requested amount was further updated to $80.7 million to reflect agreements by the parties on the treatment of EADIT and certain other ratemaking adjustments.
A final decision was issued in December 2020, with new rates becoming effective in January 2021, resulting in an overall annual revenue increase of $36.8 million, and the continuation of both full revenue decoupling and the COYL program. An ROE of 9.1% was approved with a capital structure comprised of 48.9% long-term debt and 51.1% common equity. The overall increase reflects the final ROE and the inclusion of a six-month period covering certain post-test year plant additions, as well as the post-test year plant addition of the LNG facility. See additional discussion related to these programs below. The continuation of the property tax tracker was supported in the final decision, as was the Tax Expense Adjustor Mechanism (noted above). While the RNG proposal was not approved as part of the decision, the ACC agreed to conduct a workshop to further explore the role of RNG in Arizona.
Delivery Charge Adjustment. The Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. In April 2020, Southwest filed to adjust the existing rate to consider the 14-month period of January 1, 2019 through February 29, 2020, proposing a rate of $0.00655 per therm based on an ending balance of approximately $3.5 million. Although Commission Staff concurred with Southwest’s proposed rate, the ACC ultimately elected to reduce the rate to zero in an effort to provide some measure of customer relief in light of current issues related to the COVID-19 pandemic, and at the time of both the April filing and the ACC decision, the balance was a liability (in an over-recovered status). Activity through the remainder of 2020 resulted in a modest under-collected balance at December 31, 2020, and an over-collected balance of $9.5 million exists as of March 31, 2021.
LNG Facility. In 2014, Southwest sought ACC preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, and to be connected directly to Southwest’s

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

distribution system. Southwest was ultimately granted approval for construction and deferral of costs. The facility was placed in service in December 2019. The capital costs and the operating expenses associated with plant operation were considered and approved as part of Southwest’s recently approved general rate case. Due to the timing of the approximate $12 million in operating costs incurred following the in-service date, a proposal to recover the associated regulatory asset balance will be included in the next Arizona general rate case application.
COYL Program. Southwest received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. In 2014, the ACC approved a “Phase II” of the COYL program, which included the replacement of non-leaking COYLs. Annual surcharges were designed to collect the revenue requirement associated with the program. In a February 2019 filing, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge in place, while it reviewed the program as part of the general rate case. Southwest also included an estimated $21.1 million related to the 2019 COYL capital projects as part of the rate case. Parties to the rate case stipulated to continue the COYL program and recommended recovery of the plant as part of Southwest’s filed post-test year plant adjustment, with inclusion of related amounts in base rates. Further consideration in the rate case decision limited post-test year plant to six months (inclusive of COYL plant), and limited future COYL activity to the replacement of leaking COYLs, or in cases when other replacement activity is taking place in the vicinity. A filing in the second quarter of 2021 will propose the recovery of the revenue requirement associated with the 2019 and 2020 COYL activity and plant placed in service following the six-month post-test year inclusion period of the recently concluded rate case.
VSP Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program, due to having a substantial amount of pre-1970s vintage steel pipe in Arizona. As part of the program, Southwest proposed to begin replacing the pipe on an accelerated basis and recover the costs through an annual surcharge filing. Once implemented, surcharges to collect the annual revenue requirement associated with the capital expenditures were designed to be revised annually under the program. In February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) associated with the replacement of approximately $100 million in 2018 VSP capital projects. The ACC issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge, and indicated it would review the program as part of the general rate case. Southwest also proposed to have the ACC review an estimated $103.4 million of 2019 VSP capital projects as part of the rate case. As noted above, the decision in the general rate case provided for a post-test year plant adjustment period of six months (inclusive of VSP). However, the ACC ultimately decided to discontinue the accelerated VSP program at this time. A filing in the second quarter of 2021 will propose the recovery of the revenue requirement associated with the 2019 and 2020 VSP activity and plant placed in service following the six month post-test year inclusion period of the recently concluded rate case.
Customer Data Modernization Initiative. Southwest embarked on an initiative to replace its customer service system and gas transaction systems, each to be utilized to support all Southwest service territories. Combined, these undertakings are referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The commission issued a decision in this matter in early April 2021 denying Southwest’s request for a regulatory asset, indicating that the requested recovery mechanism was not warranted. Therefore, the costs will be considered as part of a future general rate proceeding. The total cost for the CDMI was estimated at approximately $174 million, $96 million of which would be allocable to the Arizona rate jurisdiction. The customer service system was placed in service in May 2021 and the gas transaction system will follow later in 2021.
California Jurisdiction
California General Rate Case. In August 2019, Southwest filed a general rate case based on a 2021 test year, seeking authority to increase rates in its California rate jurisdictions, after being granted earlier permission to extend the rate case cycle by two years and continue its 2.75% previously approved Post-Test Year (“PTY”) attrition adjustments for 2019 and 2020. The proposed combined revenue increase of $12.8 million was net of a $10.9 million revenue reduction associated with changes from U.S. tax reform, which included the amortization of $9.8 million (approximately $2 million annually over five years) associated with the difference in authorized income tax expense and actual incurred income tax expense for years 2019 and 2020, which when returned would impact cash flows, but not expected to have an impact on earnings. Southwest tracked those amounts, as directed, and reserved them for return to customers. The overall revenue request also included $1.6 million of EADIT proposed to be returned to customers each year until the amount is reset as part of a future rate case. Southwest’s proposal included an ROE of 10.5%, relative to a 53% equity ratio; continuation of annual post-test year margin adjustments of 2.75%; implementation of various safety-related programs, including a targeted pipe replacement program and a meter

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

protection program (with a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and upgraded Encoder Receiver Transmitter protocol); as well as an expansion of the school COYL replacement program.
Southwest reached an agreement in principle with the Public Advocate’s Office for settlement of the general rate case, which was unanimously approved by the Commission on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% ROE, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase of $12.8 million was associated with a North Lake Tahoe project that would not ultimately be completed by the beginning of 2021; consequently, the parties agreed to remove it from the base rate increase and instead provide for recovery of the cost of the project through a future surcharge. The decision also maintains Southwest’s existing 2.75% annual attrition adjustments, the continuation of the pension balancing account, and a proposed increase in the residential basic service charge from the existing $5.00 to $5.75 per month. It also includes a cumulative total of $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of the school COYL replacement, meter protection, and pipe replacement programs. Although new rates were originally anticipated to be in place by January 1, 2021, in light of an administrative delay, Southwest was granted authority to establish a general rate case memorandum account to track the margin/revenue impacts related to the delay in the implementation of new rates. Such rates were ultimately implemented April 1, 2021.
Attrition Filing. Since Southwest’s general rate case test year is 2021, there is no separate attrition increase for 2021; however, the PTY attrition increases of 2.75% will continue in 2022, as approved in the most recent rate case decision.
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
Renewable Natural Gas. In February 2019, Southwest filed an application that, among other things, sought to formally allow renewable natural gas (or biomethane) as an includible component of Southwest’s gas supply portfolio through the Biomethane Gas Program (“BGP”). This proposal was designed to further the goals of the California Global Warming Solutions Act of 2006, the California Low Carbon Fuel Standard, Senate Bills 1383 and 1440, as well as current or future legislative or regulatory efforts to reduce greenhouse gas emissions. Implementation of the BGP addresses cost recovery as part of Southwest’s existing Gas Cost Incentive Mechanism related to the purchase or sale of biomethane. The CPUC issued a final decision approving the proposal in March 2020.
Customer Data Modernization Initiative. In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the estimated $174 million total for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considered its application request to establish the two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which would allow Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI. The balance tracked in the memorandum account would be transferred to the two-way balancing account, if approved. In January 2020, Southwest and the Public Advocates Office reached a settlement agreement to adopt Southwest’s Application and the CPUC issued a final decision approving the settlement agreement as filed in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, further updated in January 2021, and will be updated annually thereafter each January.
Emergency Relief Program Related to COVID-19. In March 2020, in light of the COVID-19 pandemic, Southwest requested to establish a memorandum account to track costs as part of customer protections under Emergency Relief regulations implemented in California in 2019 (in the event of a state or federal declared emergency or disaster). The CPUC passed an emergency resolution on April 16, 2020 authorizing and directing utilities to implement customer protections and to establish memorandum accounts to track the financial impacts of complying with the resolution. On May 1, 2020, Southwest requested to establish a COVID-19 Pandemic Protections Memorandum Account (“CPPMA”) to record all incremental costs and lost revenues incurred by Southwest associated with its implementation of the COVID-19 customer protections as outlined in the CPUC resolution. The customer protections were retroactively applied to March 4, 2020, the date Governor Gavin Newsom declared a state of emergency related to COVID-19. The CPPMA was originally effective March 4, 2020 through April 16, 2021, but was extended through June 30, 2021. These customer protections focus on flexible payment plan options, additional

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

protections for income-qualified customers, as well as the suspension of disconnections for non-payment and the waiver of deposit and late fee requirements. Tracked amounts will be considered by the CPUC for future recovery.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed a general rate case application with the PUCN in February 2020, which requested a statewide overall general rate increase of approximately $38.3 million. The request sought an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the General Revenues Adjustment (“GRA”) mechanism (full revenue decoupling). The request also proposed the recovery of previously excluded costs attributable to several software applications. In June 2020, Southwest submitted its certification filing to update certain balances through May 31, 2020, which increased its overall proposed rate increase to $38.5 million. The commission issued its final order in September 2020, which provided for an authorized combined revenue increase of approximately $23 million for northern and southern Nevada and continuation of the currently authorized 9.25% ROE, with a capital structure of 49.26% equity and 50.74% debt. Southwest’s existing GRA was authorized to continue without modification. Full cost recovery of the unamortized balance of excluded software projects from the previous general rate case was authorized in this case, along with the inclusion of all proposed Gas Infrastructure Replacement (“GIR”) and Mesquite Expansion projects in rate base, and full recovery of test year and certification operations and maintenance expenses associated with the CDMI project. Rates became effective in October 2020.
In association with the previous Nevada rate case decision in December 2018, management requested reconsideration of several issues in the case; however, the PUCN ultimately granted no further rate relief. Management decided to seek judicial review of the PUCN’s rate order, which was considered in January 2020. The District Court Judge deferred to the PUCN’s original findings. In March 2020, Southwest filed an appeal with the Nevada Supreme Court, which remains active; the resolution will likely take 12-24 months from the date of the appeal.
General Revenues Adjustment. The continuation of the GRA was affirmed as part of Southwest’s recently concluded general rate case, effective October 2020. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. In June 2019, Southwest made its annual filing, which provided for a decrease of approximately $8 million for an over-collected balance in southern Nevada and an increase of approximately $2 million in northern Nevada. The proposed changes were approved, with rates effective January 2020. In May 2020, Southwest made its most recent ARA filing, which proposed an annualized margin decrease of $5.3 million in southern Nevada and an increase of $1.6 million in northern Nevada. The ARA filing was resolved through a settlement of the parties, in which the proposed changes associated with the GRA were approved, effective January 2021. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism, which defers and provides for recovery of certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise currently provide incremental revenues. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually, generally in May, to seek preapproval of qualifying replacement projects.
Furthermore, a GIR rate application is generally filed each October to reset the GIR recovery surcharge rate related to previously approved and completed projects, with new rates typically becoming effective each January. On October 1, 2019, Southwest filed a rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2019. This surcharge rate became effective February 2020, designed to result in a reduction in annual revenue of approximately $5.3 million in southern Nevada and no incremental revenue in northern Nevada. On September 30, 2020, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2020. The updated surcharge rate is expected to result in a reduction in annual revenue of approximately $11.8 million, and became effective January 2021.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its June 2019 ARA filing, Southwest proposed annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. However, Southwest entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, which reflected the recovery of a related but separate program balance to be rolled into customer rates with the same effective date. The modification was approved, and rates became effective January 2020. In its May 2020 ARA filing, Southwest proposed annualized margin decreases of $313,000 and $55,000 for southern and northern Nevada, respectively, which were approved and became effective January 2021.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion. The order approved a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The annual revenue requirement associated with the project is $2.8 million. A volumetric rate, applicable to all southern Nevada customers (including new customers in Mesquite), was implemented in October 2019 to recover the cost. Southwest’s May 2020 ARA filing, which proposed an annualized margin increase of $185,000, reflects the cumulative deferred revenue requirement associated with the Mesquite facilities that were placed in service through April 30, 2020. During 2020, Southwest continued serving certain customers in Mesquite from an approved “virtual” pipeline network, providing temporary natural gas supply using portions of the approved distribution system and compressed natural gas. Construction of the tap site, approach main, as well as distribution mains was completed and facilities were placed in service in December 2020.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and to implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Expansion to the Spring Creek area near Elko, Nevada consists of a high-pressure approach main and associated regulator stations, an interior backbone, and the extension of the distribution system from the interior backbone system. The total capital investment was estimated to be $61.9 million. A stipulation in this matter was reached with the parties and approved by the PUCN in December 2019, which largely accepted Southwest’s proposal with modifications reflected in the rate recovery allocations split amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction of the initial phase of the expansion began in the third quarter of 2020, and service commenced to the first Spring Creek customers in December 2020.
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with the multi-year project. Approximately $59 million of the estimated $174 million cost of the CDMI would be allocable to the Nevada rate jurisdictions. A hearing on this matter was held in August 2019 and the PUCN issued its decision in September 2019, denying Southwest’s request for regulatory asset treatment, finding a general rate case to be the most appropriate avenue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. As part of Southwest’s recently approved general rate case filing, Southwest was authorized to include CDMI operations and maintenance costs since the beginning of the test year as part of its revenue requirement in the case. The customer service system portion of the project was placed in service in May 2021, and the gas transaction system portion is expected to follow later in 2021.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts, effective March 12, 2020, the date that Governor Steve Sisolak declared a state of emergency related to COVID-19, to track the financial impacts associated with maintaining service for customers affected by COVID-19, including those whose service would have been otherwise terminated/disconnected. These costs will be considered by the PUCN for future recovery.
FERC Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in the 2014 Paiute general rate case. In January 2020, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle its most recent general rate case. In addition to continuing the term-differentiated rate structures with its shippers, the agreement requires Paiute’s three largest transportation customers and all of its storage customers to extend their service agreements to have primary terms of at least five years. The settlement resulted in a revenue reduction of approximately $700,000 and is based on a 9.90% pre-tax rate of return. Also as part of this agreement, Paiute agreed not to file a rate case prior to January 1, 2022, but no later than May 31, 2025.
In January 2020, Paiute requested, and was granted, the authority to place the settlement rates into effect on an interim basis, effective February 2020. On March 30, 2020, Paiute filed the proposed settlement agreement with the FERC for review and approval. On July 6, 2020, the FERC issued a letter order approving the settlement, and the order became final on August 5, 2020.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of March 31, 2021, under-collections in each of Southwest’s service territories resulted in an asset of $238.9 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The significant change in the PGA balance was due to incremental natural gas costs associated with an extreme weather event in the central U.S. in mid-February 2021. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	March 31, 2021	December 31, 2020	March 31, 2020
Arizona	$194,446	$(3,901)	$(17,538)
Northern Nevada	3,036	(8,601)	(3,154)
Southern Nevada	31,849	(42,134)	(2,585)
California	9,555	2,053	(3,221)
	$238,886	$(52,583)	$(26,498)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This accelerated activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $324 million in the first three months of 2021 as compared to the same period of 2020. The decline in cash flows primarily resulted from amounts under purchased gas adjustment mechanisms, including amounts resulting from the temporary escalation in gas commodity prices during the first quarter of 2021 associated with the extreme cold temperatures in the central U.S. (see Note 1 – Background, Organization, and Summary of Significant Accounting Policies), and also from a decrease ($25 million) in recoveries related to the Arizona decoupling mechanism balance between three-month periods.
Investing Cash Flows. Cash used in consolidated investing activities decreased $56 million in the first three months of 2021 as compared to the same period of 2020. The change was primarily due to a decrease in capital expenditures in both reportable segments.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $265 million in the first three months of 2021 as compared to the same period of 2020. The change was primarily due to Southwest’s $250 million Term Loan issued in the first quarter of 2021 to fund the increased cost of natural gas supply noted above during the extreme cold weather event. Additionally, the Company issued $46 million in common stock under its equity shelf program in the first three months of 2021. Other changes relate to borrowing and repayment activity related to the credit facilities between comparative periods in both segments, and proceeds from a $50 million equipment loan in the prior-year quarter.
During the three months ended March 31, 2021, the Company also issued 49,500 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $3.1 million.
The capital requirements and resources of the Company generally are determined independently for the natural gas operations and utility infrastructure services segments. Each business activity is generally responsible for securing its own external debt

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

financing sources. However, the holding company may raise funds through stock issuances or other external financing sources. See Note 4 – Common Stock.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $354 million in the first three months of 2021 as compared to the same period of 2020. The decline in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs and the Arizona decoupling mechanism noted above.
Investing Cash Flows. Cash used in investing activities decreased $44 million in the first three months of 2021 as compared to the same period of 2020. The change was due to a decrease in capital expenditures in 2021. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $304 million in the first three months of 2021 as compared to the same period of 2020. The increase was primarily due to Southwest’s $250 million Term Loan issued in the first quarter of 2021 to fund the increased cost of natural gas supply noted above related to the extreme cold weather event. Additionally, in the prior-year period, Southwest had more repayment activity for the portion of its revolving credit facility that is designated for working capital purposes. See Note 5 – Debt.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended March 31, 2021, construction expenditures for the natural gas operations segment were $647 million. The majority of these expenditures represented costs associated with scheduled and accelerated replacement of existing transmission, distribution, and general plant.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2023 will be approximately $2.1 billion. Of this amount, approximately $700 million is scheduled to be incurred in 2021. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% of the funding for gas operations and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related and paydown or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
In May 2019, the Company filed with the Securities and Exchange Commission (the “SEC”) an automatic shelf registration statement for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the prospectus included therein in accordance with the Sales Agency Agreement, dated May 8, 2019, between the Company and BNY Mellon Capital Markets, LLC. The Company issued the remaining capacity ($46 million) under this equity program during the quarter ended March 31, 2021. During the twelve months ended March 31, 2021, 2,623,469 shares were issued in at-the-market offerings at an average price of $66.96 per share with gross proceeds of $175.7 million, agent commissions of $1.8 million, and net proceeds of $173.9 million under this equity shelf program.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the SEC the same month. Net proceeds from the sales of common stock under this equity shelf program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for the repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital.
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Company estimates bonus depreciation will defer the payment of approximately $20 million of federal income taxes for 2021, none of which relates to natural gas operations.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (the “Board”). In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, in addition to our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2021, the Board elected to increase the quarterly dividend from $0.57 to $0.595 per share, representing a 4.4% increase, effective with the June 2021 payment.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2021, the combined balance in the PGA accounts totaled an under-collection of $239 million. See PGA Filings for more information.
In March 2021, Southwest issued a $250 million Term Loan that will mature in March 2022, or 364 days after issuance. The proceeds were used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in April 2025. This facility is intended for short-term financing needs. At March 31, 2021, $43 million was outstanding under this facility.
Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program, as noted below) during the first three months of 2021 was $150 million, the same amount which was outstanding as of March 31, 2021. The maximum amount outstanding on the short-term portion of the credit facility during the first quarter of 2021 was $125 million. As of March 31, 2021, $17 million was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2021 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2021, there was $50 million outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 5 – Debt). The line of credit portion comprises $325 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. It is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at March 31, 2021 totaled $1.3 billion. The maximum amount outstanding on the combined facility during the first three months of 2021 was $249 million, at which point $223 million was outstanding on the term portion. As of March 31, 2021, $26 million was outstanding on the revolving credit facility, in addition to the $223 million that remained outstanding on the term loan portion of the facility. Also at March 31, 2021, there was approximately $267 million, net of letters of credit, available for borrowing under the line of credit.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

Interest rates for the credit facilities of the holding company, Southwest, and Centuri, and for Southwest’s Term Loan contain LIBOR-based rates. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, the holding company and Southwest may amend their respective credit facility as set forth in the credit facility agreement, and also in the case of Southwest’s Term Loan, to accommodate a replacement benchmark as set forth in the agreements. LIBOR is scheduled to be discontinued as a benchmark or reference rate after 2021. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will monitor developments and work with lenders, where relevant, to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
The Company has a Sales Agency Agreement with BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings, which is an additional source of liquidity.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, impacts from the COVID-19 pandemic, including on our employees, customers, or otherwise, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic, expected impacts of valuation adjustments associated with any redeemable noncontrolling interest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and COYL programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, the outcome of judicial review of the previous Nevada rate case, rates and surcharges, PGA administration and recovery, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, the final resolution for recovery of the CDMI in all jurisdictions, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or sustained restriction on commerce by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus or efficacy of vaccines, the ability to collect on customer accounts due to the current or an extended moratorium on late fees or service disconnection, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of the infrastructure services business to resume work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus following the ongoing resumption of commerce in our territories, and decisions of Centuri customers as to whether to pursue capital projects due to economic impacts resulting from the pandemic or

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, future acquisition-related costs, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work, impacts from work awarded or failing to be awarded from significant customers, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions, and management’s plans related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2020.
All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company and Southwest as of the date hereof, and the Company and Southwest assume no obligation to update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2020 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.
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
Based on the most recent evaluation, as of March 31, 2021, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Based on the most recent evaluation, as of March 31, 2021, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2021 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.
In May 2021, the Company implemented a new customer service system, which involved replacing the legacy functionality for customer invoicing, customer service administration, and ancillary activities. The customer service system is being deployed for transactions starting in May 2021, and was not utilized in preparing the first quarter 2021 financial information. Management monitored developments related to the customer service system replacement, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. System integration and user acceptance testing were conducted to aid management in its evaluations. Post-implementation reviews of the system and impacted business processes are being conducted to enable management to evaluate the design and effectiveness of internal controls.
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
Term Loan Agreement, dated as of March 23, 2021, by and among Southwest Gas Corporation, The Bank of New York Mellon, as Administrative Agent, and the lenders party, book runners and syndication agents thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 23, 2021, File Nos. 001-37976 and 001-07850.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 6, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 6, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

