Form 10-Q
period 2021-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2021-08-05
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 59,093,403 shares as of July 30, 2021.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 30, 2021.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,664,624	$8,384,000
Less: accumulated depreciation	(2,481,016)	(2,419,348)
Construction work in progress	151,358	211,429
Net utility plant	6,334,966	6,176,081
Other property and investments	860,701	834,245
Current assets:
Cash and cash equivalents	47,565	83,352
Accounts receivable, net of allowances	512,385	522,172
Accrued utility revenue	38,500	82,400
Income taxes receivable, net	23,839	10,884
Deferred purchased gas costs	235,104	2,053
Prepaid and other current assets	149,402	170,152
Total current assets	1,006,795	871,013
Noncurrent assets:
Goodwill	348,173	345,184
Deferred income taxes	345	455
Deferred charges and other assets	488,042	508,875
Total noncurrent assets	836,560	854,514
Total assets	$9,039,022	$8,735,853
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 59,087,795 and 57,192,925 shares)	$60,718	$58,823
Additional paid-in capital	1,733,572	1,609,155
Accumulated other comprehensive loss, net	(55,688)	(61,003)
Retained earnings	1,108,279	1,067,978
Total equity	2,846,881	2,674,953
Redeemable noncontrolling interest	200,529	165,716
Long-term debt, less current maturities	2,478,823	2,732,200
Total capitalization	5,526,233	5,572,869
Current liabilities:
Current maturities of long-term debt	319,417	40,433
Short-term debt	318,000	107,000
Accounts payable	182,304	231,301
Customer deposits	44,088	67,920
Income taxes payable, net	19,259	12,556
Accrued general taxes	51,712	48,640
Accrued interest	19,653	20,536
Deferred purchased gas costs	—	54,636
Other current liabilities	317,970	328,945
Total current liabilities	1,272,403	911,967
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	694,719	647,453
Accumulated removal costs	409,000	404,000
Other deferred credits and other long-term liabilities	1,136,667	1,199,564
Total deferred income taxes and other credits	2,240,386	2,251,017
Total capitalization and liabilities	$9,039,022	$8,735,853
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Operating revenues:
Gas operating revenues	$292,796	$262,434	$814,728	$765,261	$1,400,052	$1,354,812
Utility infrastructure services revenues	528,625	494,813	892,600	828,306	2,012,582	1,812,122
Total operating revenues	821,421	757,247	1,707,328	1,593,567	3,412,634	3,166,934
Operating expenses:
Net cost of gas sold	76,496	67,473	232,517	228,294	347,060	355,672
Operations and maintenance	104,833	99,419	211,523	203,200	416,439	415,812
Depreciation and amortization	82,848	77,217	176,290	164,870	343,447	320,226
Taxes other than income taxes	19,338	15,342	40,025	31,720	71,765	62,716
Utility infrastructure services expenses	478,640	430,224	814,254	749,538	1,794,145	1,620,101
Total operating expenses	762,155	689,675	1,474,609	1,377,622	2,972,856	2,774,527
Operating income	59,266	67,572	232,719	215,945	439,778	392,407
Other income and (expenses):
Net interest deductions	(25,939)	(26,450)	(49,903)	(54,830)	(106,550)	(110,828)
Other income (deductions)	(1,311)	7,925	(863)	(12,845)	5,193	(10,745)
Total other income and (expenses)	(27,250)	(18,525)	(50,766)	(67,675)	(101,357)	(121,573)
Income before income taxes	32,016	49,047	181,953	148,270	338,421	270,834
Income tax expense	5,542	9,166	36,634	35,384	67,003	59,517
Net income	26,474	39,881	145,319	112,886	271,418	211,317
Net income attributable to noncontrolling interest	1,355	1,916	2,907	2,379	7,189	3,739
Net income attributable to Southwest Gas Holdings, Inc.	$25,119	$37,965	$142,412	$110,507	$264,229	$207,578
Earnings per share:
Basic	$0.43	$0.68	$2.45	$2.00	$4.61	$3.77
Diluted	$0.43	$0.68	$2.45	$1.99	$4.60	$3.76
Weighted average shares:
Basic	58,607	55,462	58,106	55,386	57,348	55,105
Diluted	58,710	55,532	58,197	55,448	57,440	55,171
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Net income	$26,474	$39,881	$145,319	$112,886	$271,418	$211,317
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(43,730)	(54,026)
Amortization of prior service cost	182	220	364	440	802	923
Amortization of net actuarial loss	8,472	7,187	16,946	14,375	31,322	23,258
Prior service cost	—	—	—	—	—	(1,426)
Regulatory adjustment	(7,277)	(6,380)	(14,554)	(12,760)	3,856	23,445
Net defined benefit pension plans	1,377	1,027	2,756	2,055	(7,750)	(7,826)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	414	635	827	1,271	2,023	2,541
Net forward-starting interest rate swaps	414	635	827	1,271	2,023	2,541
Foreign currency translation adjustments	909	1,794	1,732	(2,211)	5,656	(1,751)
Total other comprehensive income (loss), net of tax	2,700	3,456	5,315	1,115	(71)	(7,036)
Comprehensive income	29,174	43,337	150,634	114,001	271,347	204,281
Comprehensive income attributable to noncontrolling interest	1,355	1,916	2,907	2,379	7,189	3,739
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$27,819	$41,421	$147,727	$111,622	$264,158	$200,542
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$145,319	$112,886	$271,418	$211,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,290	164,870	343,447	320,226
Deferred income taxes	44,178	31,121	63,774	53,452
Changes in current assets and liabilities:
Accounts receivable, net of allowances	10,005	(9,746)	(29,021)	(61,379)
Accrued utility revenue	43,900	43,300	(2,700)	(900)
Deferred purchased gas costs	(287,687)	53,595	(305,043)	38,445
Accounts payable	(41,075)	(47,198)	(1,571)	(908)
Accrued taxes	(3,164)	9,019	2,988	16,534
Other current assets and liabilities	(31,928)	78,538	(3,039)	97,687
Gains on sale of equipment	(4,033)	(309)	(5,572)	(4,951)
Changes in undistributed stock compensation	5,736	4,332	8,518	6,526
Equity AFUDC	—	(2,181)	(2,543)	(4,375)
Changes in deferred charges and other assets	(11,171)	(8,268)	(35,494)	(13,449)
Changes in other liabilities and deferred credits	(45,013)	(54,819)	(52,865)	(61,129)
Net cash provided by operating activities	1,357	375,140	252,297	597,096
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(338,049)	(423,435)	(739,719)	(890,005)
Acquisition of businesses, net of cash acquired	—	—	—	(28,105)
Changes in customer advances	7,507	4,098	17,442	13,616
Other	9,159	4,795	13,367	18,789
Net cash used in investing activities	(321,383)	(414,542)	(708,910)	(885,705)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	121,302	55,498	205,049	110,701
Dividends paid	(67,130)	(61,445)	(131,189)	(120,834)
Issuance of long-term debt, net	82,245	620,303	124,319	730,305
Retirement of long-term debt	(60,500)	(117,536)	(299,370)	(277,721)
Change in credit facility and commercial paper	—	(150,000)	150,000	(46,000)
Change in short-term debt	211,000	(153,000)	260,000	58,000
Withholding remittance - share-based compensation	(1,243)	(2,736)	(1,243)	(2,738)
Other	(1,623)	(1,460)	(3,565)	(1,875)
Net cash provided by financing activities	284,051	189,624	304,001	449,838
Effects of currency translation on cash and cash equivalents	188	(170)	586	(84)
Change in cash and cash equivalents	(35,787)	150,052	(152,026)	161,145
Cash and cash equivalents at beginning of period	83,352	49,539	199,591	38,446
Cash and cash equivalents at end of period	$47,565	$199,591	$47,565	$199,591
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$47,475	$51,430	$101,227	$103,692
Income taxes paid (received), net	$6,659	$(19,410)	$15,118	$(18,490)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock shares
Beginning balances	57,995	55,126	57,193	55,007
Common stock issuances	1,093	784	1,895	903
Ending balances	59,088	55,910	59,088	55,910
Common stock amount
Beginning balances	$59,625	$56,756	$58,823	$56,637
Common stock issuances	1,093	784	1,895	903
Ending balances	60,718	57,540	60,718	57,540
Additional paid-in capital
Beginning balances	1,660,108	1,470,411	1,609,155	1,466,937
Common stock issuances	73,464	53,219	124,417	56,693
Ending balances	1,733,572	1,523,630	1,733,572	1,523,630
Accumulated other comprehensive loss
Beginning balances	(58,388)	(59,073)	(61,003)	(56,732)
Foreign currency exchange translation adjustment	909	1,794	1,732	(2,211)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,377	1,027	2,756	2,055
FSIRS amounts reclassified to net income, net of tax	414	635	827	1,271
Ending balances	(55,688)	(55,617)	(55,688)	(55,617)
Retained earnings
Beginning balances	1,112,377	1,079,801	1,067,978	1,039,072
Net income	25,119	37,965	142,412	110,507
Dividends declared	(35,329)	(32,024)	(70,205)	(63,837)
Redemption value adjustments	6,112	—	(31,906)	—
Ending balances	1,108,279	1,085,742	1,108,279	1,085,742
Total equity ending balances	$2,846,881	$2,611,295	2,846,881	2,611,295
Dividends declared per common share	$0.595	$0.57	$1.19	$1.14
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,664,624	$8,384,000
Less: accumulated depreciation	(2,481,016)	(2,419,348)
Construction work in progress	151,358	211,429
Net utility plant	6,334,966	6,176,081
Other property and investments	149,497	143,611
Current assets:
Cash and cash equivalents	37,718	41,070
Accounts receivable, net of allowance	118,842	146,861
Accrued utility revenue	38,500	82,400
Income taxes receivable, net	11,826	11,155
Deferred purchased gas costs	235,104	2,053
Prepaid and other current assets	120,587	152,748
Total current assets	562,577	436,287
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	471,548	490,562
Total noncurrent assets	481,643	500,657
Total assets	$7,528,683	$7,256,636
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,529,419	1,410,345
Accumulated other comprehensive loss, net	(57,552)	(61,135)
Retained earnings	908,757	835,146
Total equity	2,429,736	2,233,468
Long-term debt, less current maturities	2,163,832	2,438,206
Total capitalization	4,593,568	4,671,674
Current liabilities:
Current maturities of long-term debt	275,000	—
Short-term debt	291,000	57,000
Accounts payable	95,628	161,646
Customer deposits	44,088	67,920
Accrued general taxes	51,712	48,640
Accrued interest	19,594	20,495
Deferred purchased gas costs	—	54,636
Payable to parent	267	142
Other current liabilities	145,974	146,046
Total current liabilities	923,263	556,525
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	620,410	581,100
Accumulated removal costs	409,000	404,000
Other deferred credits and other long-term liabilities	982,442	1,043,337
Total deferred income taxes and other credits	2,011,852	2,028,437
Total capitalization and liabilities	$7,528,683	$7,256,636
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Gas operating revenues	$292,796	$262,434	$814,728	$765,261	$1,400,052	$1,354,812
Operating expenses:
Net cost of gas sold	76,496	67,473	232,517	228,294	347,060	355,672
Operations and maintenance	103,137	99,320	209,272	202,408	413,246	414,049
Depreciation and amortization	57,631	53,198	126,329	117,923	243,701	226,588
Taxes other than income taxes	19,338	15,342	40,025	31,720	71,765	62,716
Total operating expenses	256,602	235,333	608,143	580,345	1,075,772	1,059,025
Operating income	36,194	27,101	206,585	184,916	324,280	295,787
Other income and (expenses):
Net interest deductions	(24,175)	(23,991)	(46,341)	(49,049)	(98,440)	(97,631)
Other income (deductions)	(1,165)	7,838	(615)	(12,698)	5,493	(10,719)
Total other income and (expenses)	(25,340)	(16,153)	(46,956)	(61,747)	(92,947)	(108,350)
Income before income taxes	10,854	10,948	159,629	123,169	231,333	187,437
Income tax expense (benefit)	(559)	(994)	29,501	27,628	37,628	35,483
Net income	$11,413	$11,942	$130,128	$95,541	$193,705	$151,954
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Net income	$11,413	$11,942	$130,128	$95,541	$193,705	$151,954
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(43,730)	(54,026)
Amortization of prior service cost	182	220	364	440	802	923
Prior service cost	—	—	—	—	—	(1,426)
Amortization of net actuarial loss	8,472	7,187	16,946	14,375	31,322	23,258
Regulatory adjustment	(7,277)	(6,380)	(14,554)	(12,760)	3,856	23,445
Net defined benefit pension plans	1,377	1,027	2,756	2,055	(7,750)	(7,826)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	414	635	827	1,271	2,023	2,541
Net forward-starting interest rate swaps	414	635	827	1,271	2,023	2,541
Total other comprehensive income (loss), net of tax	1,791	1,662	3,583	3,326	(5,727)	(5,285)
Comprehensive income	$13,204	$13,604	$133,711	$98,867	$187,978	$146,669
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$130,128	$95,541	$193,705	$151,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	126,329	117,923	243,701	226,588
Deferred income taxes	38,178	18,186	64,989	23,684
Changes in current assets and liabilities:
Accounts receivable, net of allowance	28,018	57,047	(25,096)	(316)
Accrued utility revenue	43,900	43,300	(2,700)	(900)
Deferred purchased gas costs	(287,687)	53,595	(305,043)	38,445
Accounts payable	(56,518)	(53,712)	6,812	(6,398)
Accrued taxes	2,401	17,746	(16,872)	26,693
Other current assets and liabilities	4,549	71,512	(18,418)	86,094
Changes in undistributed stock compensation	4,159	3,494	5,959	4,880
Equity AFUDC	—	(2,181)	(2,543)	(4,375)
Changes in deferred charges and other assets	(17,540)	(13,689)	(48,142)	(25,120)
Changes in other liabilities and deferred credits	(45,309)	(55,173)	(55,272)	(61,698)
Net cash provided by (used in) operating activities	(29,392)	353,589	41,080	459,531
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(276,109)	(354,501)	(613,824)	(767,998)
Changes in customer advances	7,507	4,098	17,442	13,616
Other	6	100	677	54
Net cash used in investing activities	(268,596)	(350,303)	(595,705)	(754,328)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	115,641	99,500	194,063	157,344
Dividends paid	(53,500)	(51,100)	(106,900)	(100,700)
Issuance of long-term debt, net	—	446,508	—	446,508
Retirement of long-term debt	—	—	(125,000)	—
Change in credit facility and commercial paper	—	(150,000)	150,000	(46,000)
Change in short-term debt	234,000	(194,000)	291,000	—
Withholding remittance - share-based compensation	(1,242)	(2,736)	(1,242)	(2,738)
Other	(263)	(1,163)	(362)	(1,276)
Net cash provided by financing activities	294,636	147,009	401,559	453,138

Change in cash and cash equivalents	(3,352)	150,295	(153,066)	158,341
Cash and cash equivalents at beginning of period	41,070	40,489	190,784	32,443
Cash and cash equivalents at end of period	$37,718	$190,784	$37,718	$190,784
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$44,834	$46,576	$94,984	$92,381
Income taxes paid (received), net	$—	$(22,962)	$3,359	$(22,262)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,458,344	1,279,208	1,410,345	1,229,083
Share-based compensation	1,418	1,135	3,433	1,260
Contributions from Southwest Gas Holdings, Inc.	69,657	49,500	115,641	99,500
Ending balances	1,529,419	1,329,843	1,529,419	1,329,843
Accumulated other comprehensive loss
Beginning balances	(59,343)	(53,487)	(61,135)	(55,151)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,377	1,027	2,756	2,055
FSIRS amounts reclassified to net income, net of tax	414	635	827	1,271
Ending balances	(57,552)	(51,825)	(57,552)	(51,825)
Retained earnings
Beginning balances	926,011	839,443	835,146	782,108
Net income	11,413	11,942	130,128	95,541
Share-based compensation	(167)	(138)	(517)	(502)
Dividends declared to Southwest Gas Holdings, Inc.	(28,500)	(26,400)	(56,000)	(52,300)
Ending balances	908,757	824,847	908,757	824,847
Total Southwest Gas Corporation equity ending balances	$2,429,736	$2,151,977	$2,429,736	$2,151,977
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
In June 2021, Centuri entered into an agreement to acquire Drum Parent, Inc. (“Drum”) and its U.S. operations, consisting principally of the utility infrastructure services operations of Drum’s primary subsidiary, Riggs Distler & Company, Inc. (“Riggs”). Upon closing, the agreement provides for consideration of $855 million subject to certain holdbacks and working capital adjustments, and also includes certain termination rights, including mutual rights if the transaction is not completed before October 31, 2021. The operations to be acquired would expand Centuri’s electric services footprint in the Northeast and Mid-Atlantic regions of the U.S. The Company plans to fund this acquisition with a new term loan to be executed by Centuri. The transaction is expected to be completed in the third quarter of 2021.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$146,762	$140,874
Other property	2,735	2,737
Total Southwest Gas Corporation	149,497	143,611
Centuri property, equipment, and intangibles	1,139,073	1,089,414
Centuri accumulated provision for depreciation and amortization	(457,698)	(422,741)
Other property and investments	29,829	23,961
Total Southwest Gas Holdings, Inc.	$860,701	$834,245
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
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents of Southwest and the Company include an insignificant amount of money market fund investments for each entity at June 30, 2021 and December 31, 2020, respectively, which fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
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
Accounts Receivable, net of allowances. Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payment history. Due to COVID-19, Southwest continued the moratorium initiated in March 2020 on disconnection of natural gas service for non-payment; however, Southwest expects to lift the moratorium in the second half of 2021. While the moratorium on disconnections continues, Southwest began assessing late fees on past-due balances for Arizona and Nevada in April 2021, and expects to recommence late fee assessments in the California jurisdiction in the latter half of 2021. Southwest is actively working with customers experiencing financial hardship by means of flexible payment options. Management continues to monitor expected credit losses in light of the impact of COVID-19. The allowance for uncollectible accounts receivable balances as of June 30, 2021 reflects the expected impact from the pandemic on balances as of that date, including consideration of customers’ ability to pay currently and once the moratorium on disconnections is lifted.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Activity between periods in the allowance for uncollectible accounts and the balances as of the periods presented within the Company’s and Southwest’s financial statements were not material to the condensed consolidated financial statements overall.
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
Following the extreme weather event, an interstate transmission pipeline company billed Southwest, in addition to customary transmission costs, $65 million (later reduced to approximately $55 million) for pipeline imbalance charges, allegedly incurred during the period of the pipeline’s critical operation condition. However, Southwest has formally disputed these imbalance charges, in addition to interest on that amount, believing that no amounts were due to the pipeline. In June 2021, the interstate transmission pipeline company requested approval from the Federal Energy Regulatory Commission (the “FERC”) to waive these imbalance charges and interest, affirming that they had the authority to elect the option to waive the underlying charges based on their tariff, but were seeking approval by the FERC for purposes of transparency and regulatory certainty. Approval of this request is pending. Consequently, Southwest has not recognized this charge. Pipeline transmission costs, including periodic imbalance charges, are components of the cost of gas recovered from customers through the PGA and similar mechanisms.
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $51 million at June 30, 2021 and $50 million at December 31, 2020 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2020, management also qualitatively assessed whether events during the first six months of 2021 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. Goodwill on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2020	$10,095	$335,089	$345,184
Foreign currency translation adjustment	—	2,989	2,989
June 30, 2021	$10,095	$338,078	$348,173

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company includes $35.2 million and $32.6 million of dividends declared as of June 30, 2021 and December 31, 2020, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$3,100	$12,000	$5,800	$(3,500)	$18,500	$2,900
Interest income	1,231	414	1,947	1,802	4,160	4,739
Equity AFUDC	(981)	1,120	—	2,181	2,543	4,375
Other components of net periodic benefit cost	(3,505)	(5,006)	(7,010)	(10,011)	(17,021)	(17,540)
Miscellaneous income and (expense)	(1,010)	(690)	(1,352)	(3,170)	(2,689)	(5,193)
Southwest Gas Corporation - total other income (deductions)	(1,165)	7,838	(615)	(12,698)	5,493	(10,719)
Utility infrastructure services segment:
Foreign transaction gain (loss)	(9)	(6)	(12)	(16)	(12)	(22)
Miscellaneous income and (expense)	(137)	93	(236)	(139)	(288)	(65)
Centuri - total other income (deductions)	(146)	87	(248)	(155)	(300)	(87)
Corporate and administrative	—	—	—	8	—	61
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(1,311)	$7,925	$(863)	$(12,845)	$5,193	$(10,745)
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
Significant changes in the value of the redeemable noncontrolling interest, above a floor established at the acquisition date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the redeemable noncontrolling interest increased by approximately $32 million during 2021. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts the change to the balance of the redeemable noncontrolling interest:

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2020	$165,716
Net income attributable to redeemable noncontrolling interest	2,907
Redemption value adjustment	31,906
Balance, June 30, 2021	$200,529

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(In thousands)	2021	2020	2021	2020	2021	2020
Weighted average basic shares	58,607	55,462	58,106	55,386	57,348	55,105
Effect of dilutive securities:
Management Incentive Plan shares	—	—	—	—	—	6
Restricted stock units (1)	103	70	91	62	92	60
Weighted average diluted shares	58,710	55,532	58,197	55,448	57,440	55,171
(1) The number of securities included 95,000 and 63,000 performance shares during the three months ending June 30, 2021 and 2020, 85,000 and 57,000 performance shares during the six months ending June 30, 2021 and 2020, and 83,000 and 51,000 performance shares during the twelve months ending June 30, 2021 and 2020, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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

	Qualified Retirement Plan
	June 30,
	Three Months		Six Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$10,290	$8,575	$20,580	$17,149	$37,730	$30,081
Interest cost	10,108	11,389	20,216	22,777	42,994	47,280
Expected return on plan assets	(18,088)	(16,324)	(36,176)	(32,648)	(68,824)	(62,770)
Amortization of net actuarial loss	10,489	9,006	20,978	18,013	38,990	29,191
Net periodic benefit cost	$12,799	$12,646	$25,598	$25,291	$50,890	$43,782

	SERP
	June 30,
	Three Months		Six Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$132	$97	$263	$195	$457	$328
Interest cost	358	402	716	803	1,517	1,683
Amortization of net actuarial loss	660	451	1,320	902	2,223	1,412
Net periodic benefit cost	$1,150	$950	$2,299	$1,900	$4,197	$3,423

	PBOP
	June 30,
	Three Months		Six Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$423	$395	$846	$791	$1,636	$1,429
Interest cost	548	645	1,096	1,290	2,388	2,812
Expected return on plan assets	(810)	(852)	(1,620)	(1,704)	(3,324)	(3,282)
Amortization of prior service costs	240	289	480	578	1,057	1,214
Net periodic benefit cost	$401	$477	$802	$955	$1,757	$2,173

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Residential	$193,322	$181,298	$596,465	$559,853	$995,132	$950,540
Small commercial	56,093	41,455	137,491	123,918	235,114	233,241
Large commercial	13,158	9,979	25,831	22,646	47,818	46,496
Industrial/other	6,974	6,499	20,744	13,201	33,785	23,384
Transportation	21,797	19,835	46,333	44,241	90,307	89,904
Revenue from contracts with customers	291,344	259,066	826,864	763,859	1,402,156	1,343,565
Alternative revenue program revenues (deferrals)	(1,531)	4,111	(17,904)	346	(6,110)	6,387
Other revenues (1)	2,983	(743)	5,768	1,056	4,006	4,860
Total Gas operating revenues	$292,796	$262,434	$814,728	$765,261	$1,400,052	$1,354,812
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms, such as cost-of-service components in customer rates expected to be returned to customers in future periods. Late fees and certain other fees were reduced for the six- and twelve-month periods ended June 30, 2021 (and in all comparative periods of 2020) due to a moratorium on late fees and disconnection for nonpayment during the COVID-19 pandemic.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Service Types:
Gas infrastructure services	$346,877	$330,157	$568,714	$547,866	$1,282,008	$1,265,131
Electric power infrastructure services	97,644	95,286	191,605	167,606	435,825	301,656
Other	84,104	69,370	132,281	112,834	294,749	245,335
Total Utility infrastructure services revenues	$528,625	$494,813	$892,600	$828,306	$2,012,582	$1,812,122

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Contract Types:
Master services agreement	$398,650	$375,502	$692,330	$639,047	$1,543,292	$1,410,909
Bid contract	129,975	119,311	200,270	189,259	469,290	401,213
Total Utility infrastructure services revenues	$528,625	$494,813	$892,600	$828,306	$2,012,582	$1,812,122

Unit price contracts	$361,926	$365,253	$596,375	$608,389	$1,344,626	$1,397,473
Fixed price contracts	50,455	36,011	85,049	63,556	179,194	133,515
Time and materials contracts	116,244	93,549	211,176	156,361	488,762	281,134
Total Utility infrastructure services revenues	$528,625	$494,813	$892,600	$828,306	$2,012,582	$1,812,122

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract asset), which are both included within Accounts receivable, net of allowances; the table also includes amounts billed in excess of revenue earned on contracts (contract liability), which are included in Other current liabilities as of June 30, 2021 and December 31, 2020 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Contracts receivable, net	$263,589	$278,316
Revenue earned on contracts in progress in excess of billings	129,954	96,996
Amounts billed in excess of revenue earned on contracts	9,077	4,507
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2020 to June 30, 2021 is due to revenue recognized of $4.5 million that was included in this item as of January 1, 2021, after which time it became earned and the balance was reduced; the change also includes increases due to cash received, net of revenue recognized during the period, related to contracts that commenced during the period.
For contracts that have an original duration of one year or less, Centuri uses the practical expedient applicable to such contracts and does not consider/compute an interest component based on the time value of money. Furthermore, because of the short duration of these contracts, Centuri has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize the revenue.
As of June 30, 2021, Centuri had 18 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2021 was $49.1 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Billed on completed contracts and contracts in progress	$260,755	$273,778
Other receivables	5,285	6,692
Contracts receivable, gross	266,040	280,470
Allowance for doubtful accounts	(2,451)	(2,154)
Contracts receivable, net	$263,589	$278,316

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Note 4 – Common Stock
Only shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074). The following table provides the activity under the Equity Shelf Program for the quarter and life-to-date ended June 30, 2021:

Gross proceeds	$70,360,412
Less: agent commissions	(703,604)
Net proceeds	$69,656,808
Number of shares sold	1,050,597
Weighted average price per share	$66.97
As of June 30, 2021, the Company had up to $429,639,588 in common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for the repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, term loan, or future credit facilities), and to provide for working capital.
During the quarter ended March 31, 2021, the Company sold essentially all of the remaining common stock available for sale under a previously effective equity shelf program.
During the six months ended June 30, 2021, the Company issued approximately 47,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the six months ended June 30, 2021, the Company issued 91,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $5.8 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$166,986	$125,000	$174,858
Notes, 3.875%, due 2022	250,000	254,203	250,000	258,825
Notes, 4.875%, due 2043	250,000	302,473	250,000	317,190
Notes, 3.8%, due 2046	300,000	325,005	300,000	347,046
Notes, 3.7%, due 2028	300,000	332,154	300,000	344,553
Notes, 4.15%, due 2049	300,000	341,970	300,000	370,278
Notes, 2.2%, due 2030	450,000	448,317	450,000	474,552
8% Series, due 2026	75,000	96,504	75,000	99,723
Medium-term notes, 7.78% series, due 2022	25,000	26,080	25,000	26,663
Medium-term notes, 7.92% series, due 2027	25,000	32,472	25,000	33,802
Medium-term notes, 6.76% series, due 2027	7,500	9,245	7,500	9,613
Unamortized discount and debt issuance costs	(17,319)		(17,822)
	2,090,181		2,089,678
Revolving credit facility and commercial paper	150,000	150,000	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,349)		(1,472)
	198,651		198,528
Less: current maturities	(275,000)		—
Long-term debt, less current maturities - Southwest Gas Corporation	$2,163,832		$2,438,206
Centuri:
Centuri term loan facility	$218,823	$221,176	$226,648	$230,824
Unamortized debt issuance costs	(675)		(820)
	218,148		225,828
Centuri secured revolving credit facility	68,807	68,841	26,626	26,645
Centuri other debt obligations	72,454	73,690	81,973	84,246
Less: current maturities	(44,417)		(40,433)
Long-term debt, less current maturities - Centuri	$314,992		$293,994
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,438,832		$2,438,206
Centuri long-term debt	359,408		334,427
Less: current maturities	(319,417)		(40,433)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$2,478,823		$2,732,200

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2021, the applicable margin is 1% for loans bearing interest with reference to LIBOR and 0% for loans bearing interest with reference to the alternative base rate. At June 30, 2021, $150 million was outstanding on the long-term portion (including $50 million under the commercial paper program, discussed below) of the facility and $41 million of borrowings were outstanding on the short-term portion of this credit facility discussed below.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At June 30, 2021, as noted above, $50 million of borrowings were outstanding under the commercial paper program.
Centuri has a $590 million senior secured revolving credit and term loan facility, scheduled to expire in November 2023. The capacity of the line of credit portion of the facility is $325 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of approximately $265 million. The $590 million facility is secured by substantially all of Centuri’s assets except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri’s assets securing the facility at June 30, 2021 totaled $1.4 billion. At June 30, 2021, $288 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility. In connection with the planned acquisition of Riggs, Centuri plans to fund the acquisition with a secured term loan and would establish a new secured revolving credit facility to replace the current facility.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is scheduled to expire in April 2025 and is primarily used for short-term financing needs. There was $27 million outstanding under this credit facility as of June 30, 2021.
As indicated above, under Southwest’s $400 million credit facility, $41 million in short-term borrowings were outstanding at June 30, 2021.
In March 2021, Southwest entered into a $250 million Term Loan that matures March 22, 2022. The proceeds were used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. (see Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies). Interest rates for the term loan are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured long-term debt rating. The applicable margin ranges from 0.550% to 1.000% for loans bearing interest with reference to LIBOR and 0.000% for loans bearing interest with reference to an alternate base rate. The effective interest rate was 0.75% at June 30, 2021. The agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
LIBOR
Certain rates established at LIBOR are scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$240	$(58)	$182	$289	$(69)	$220
Amortization of net actuarial (gain)/loss	11,148	(2,676)	8,472	9,457	(2,270)	7,187
Regulatory adjustment	(9,575)	2,298	(7,277)	(8,395)	2,015	(6,380)
Pension plans other comprehensive income (loss)	1,813	(436)	1,377	1,351	(324)	1,027
FSIRS (designated hedging activities):
Amounts reclassified into net income	544	(130)	414	836	(201)	635
FSIRS other comprehensive income (loss)	544	(130)	414	836	(201)	635
Total other comprehensive income (loss) - Southwest Gas Corporation	2,357	(566)	1,791	2,187	(525)	1,662
Foreign currency translation adjustments:
Translation adjustments	909	—	909	1,794	—	1,794
Foreign currency other comprehensive income (loss)	909	—	909	1,794	—	1,794
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$3,266	$(566)	$2,700	$3,981	$(525)	$3,456

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$480	$(116)	$364	$578	$(138)	$440
Amortization of net actuarial (gain)/loss	22,297	(5,351)	16,946	18,915	(4,540)	14,375
Regulatory adjustment	(19,150)	4,596	(14,554)	(16,790)	4,030	(12,760)
Pension plans other comprehensive income (loss)	3,627	(871)	2,756	2,703	(648)	2,055
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,088	(261)	827	1,673	(402)	1,271
FSIRS other comprehensive income (loss)	1,088	(261)	827	1,673	(402)	1,271
Total other comprehensive income (loss) - Southwest Gas Corporation	4,715	(1,132)	3,583	4,376	(1,050)	3,326
Foreign currency translation adjustments:
Translation adjustments	1,732	—	1,732	(2,211)	—	(2,211)
Foreign currency other comprehensive income (loss)	1,732	—	1,732	(2,211)	—	(2,211)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$6,447	$(1,132)	$5,315	$2,165	$(1,050)	$1,115

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

	Twelve Months Ended June 30, 2021			Twelve Months Ended June 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(57,539)	$13,809	$(43,730)	$(71,087)	$17,061	$(54,026)
Amortization of prior service cost	1,057	(255)	802	1,214	(291)	923
Amortization of net actuarial (gain)/loss	41,212	(9,890)	31,322	30,603	(7,345)	23,258
Prior service cost	—	—	—	(1,878)	452	(1,426)
Regulatory adjustment	5,075	(1,219)	3,856	30,849	(7,404)	23,445
Pension plans other comprehensive income (loss)	(10,195)	2,445	(7,750)	(10,299)	2,473	(7,826)
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,662	(639)	2,023	3,345	(804)	2,541
FSIRS other comprehensive income (loss)	2,662	(639)	2,023	3,345	(804)	2,541
Total other comprehensive income (loss) - Southwest Gas Corporation	(7,533)	1,806	(5,727)	(6,954)	1,669	(5,285)
Foreign currency translation adjustments:
Translation adjustments	5,656	—	5,656	(1,751)	—	(1,751)
Foreign currency other comprehensive income (loss)	5,656	—	5,656	(1,751)	—	(1,751)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(1,877)	$1,806	$(71)	$(8,705)	$1,669	$(7,036)
(1)Tax amounts are calculated using a 24% rate. The Company has elected to indefinitely reinvest, in Canada, the earnings of Centuri’s Canadian subsidiaries, thus precluding deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments reported in Other comprehensive income (loss).
Approximately $1.2 million of realized losses (net of tax) related to the remaining balance of Southwest’s previously settled forward-starting interest rate swap (“FSIRS”), included in AOCI at June 30, 2021, will be reclassified into interest expense within the next 9 months (at which time the FSIRS will be fully amortized) as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$132	$—	$132	$(61,003)
Translation adjustments	—	—	—	—	—	—	1,732	—	1,732	1,732
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	1,732	—	1,732	1,732
FSIRS amount reclassified from AOCI (1)	—	—	—	1,088	(261)	827	—	—	—	827
Amortization of prior service cost (2)	480	(116)	364	—	—	—	—	—	—	364
Amortization of net actuarial loss (2)	22,297	(5,351)	16,946	—	—	—	—	—	—	16,946
Regulatory adjustment (3)	(19,150)	4,596	(14,554)	—	—	—	—	—	—	(14,554)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	3,627	(871)	2,756	1,088	(261)	827	1,732	—	1,732	5,315
Ending Balance AOCI June 30, 2021	$(74,093)	$17,782	$(56,311)	$(1,631)	$390	$(1,241)	$1,864	$—	$1,864	$(55,688)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$(61,135)
FSIRS amount reclassified from AOCI (5)	—	—	—	1,088	(261)	827	827
Amortization of prior service cost (6)	480	(116)	364	—	—	—	364
Amortization of net actuarial loss (6)	22,297	(5,351)	16,946	—	—	—	16,946
Regulatory adjustment (7)	(19,150)	4,596	(14,554)	—	—	—	(14,554)
Net current period other comprehensive income attributable to Southwest Gas Corporation	3,627	(871)	2,756	1,088	(261)	827	3,583
Ending Balance AOCI June 30, 2021	$(74,093)	$17,782	$(56,311)	$(1,631)	$390	$(1,241)	$(57,552)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Net actuarial loss	$(480,486)	$(502,783)
Prior service cost	(2,007)	(2,487)
Less: amount recognized in regulatory assets	408,400	427,550
Recognized in AOCI	$(74,093)	$(77,720)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Note 7 – Segment Information
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2021	December 31, 2020
Centuri accounts receivable for services provided to Southwest	$10,356	$13,956

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

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended June 30, 2021
Revenues from external customers	$292,796	$504,941	$—	$797,737
Intersegment revenues	—	23,684	—	23,684
Total	$292,796	$528,625	$—	$821,421
Segment net income (loss)	$11,413	$15,116	$(1,410)	$25,119

Three Months Ended June 30, 2020
Revenues from external customers	$262,434	$457,890	$—	$720,324
Intersegment revenues	—	36,923	—	36,923
Total	$262,434	$494,813	$—	$757,247
Segment net income (loss)	$11,942	$26,267	$(244)	$37,965

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Six Months Ended June 30, 2021
Revenues from external customers	$814,728	$844,713	$—	$1,659,441
Intersegment revenues	—	47,887	—	47,887
Total	$814,728	$892,600	$—	$1,707,328
Segment net income (loss)	$130,128	$14,257	$(1,973)	$142,412

Six Months Ended June 30, 2020
Revenues from external customers	$765,261	$758,181	$—	$1,523,442
Intersegment revenues	—	70,125	—	70,125
Total	$765,261	$828,306	$—	$1,593,567
Segment net income (loss)	$95,541	$16,063	$(1,097)	$110,507

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended June 30, 2021
Revenues from external customers	$1,400,052	$1,899,961	$—	$3,300,013
Intersegment revenues	—	112,621	—	112,621
Total	$1,400,052	$2,012,582	$—	$3,412,634
Segment net income (loss)	$193,705	$73,056	$(2,532)	$264,229

Twelve Months Ended June 30, 2020
Revenues from external customers	$1,354,812	$1,671,026	$—	$3,025,838
Intersegment revenues	—	141,096	—	141,096
Total	$1,354,812	$1,812,122	$—	$3,166,934
Segment net income (loss)	$151,954	$57,581	$(1,957)	$207,578

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
As of June 30, 2021, Southwest had 2,141,000 residential, commercial, industrial, and other natural gas customers, of which 1,142,000 customers were located in Arizona, 797,000 in Nevada, and 202,000 in California. Over the past twelve months, first-time meter sets were approximately 37,000, compared to 36,000 for the twelve months ended June 2020. The remaining increase in active customer accounts compared to the June 30, 2020 total of 2,102,000 was primarily due to a management-initiated moratorium on disconnections as a result of the COVID-19 pandemic. As utility service is an essential service to the residents in the states in which Southwest operates, it implemented the moratorium in March 2020 and also ceased charging late fees. Southwest recommenced assessing late fees in Nevada and Arizona in April 2021, with late fees in California expected to recommence in the latter half of 2021. The moratorium on disconnections for non-payment is expected to end in the latter half of 2021 across all of our jurisdictions. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2021, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 3% from other sales customers, and 12% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the continuing COVID-19 pandemic, as discussed further below, could impact these statistics and associated patterns in the short term.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operates in 55 primary locations across 43 states and provinces in the United States (“U.S.”) and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, and Linetec, and in Canada, primarily as NPL Canada. In June 2021, Centuri entered into an agreement for the acquisition of Drum Parent, Inc. (“Drum”) and its U.S. operations, consisting principally of the utility infrastructure services operations of Drum’s primary subsidiary, Riggs Distler & Company, Inc. (“Riggs”), serving utility customers in the Northeast and Mid-Atlantic regions. The transaction is expected to be completed in the third quarter of 2021. The acquisition remains subject to certain conditions, and we can provide no assurances that it will be completed within the anticipated timeline or at all.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
COVID-19 Pandemic
While the novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020, management has remained focused on the impacts to local and U.S. economies, including the breadth of vaccine deployment, the level of commerce opening or re-opening, as well as impacts from new virus variants on these economies. Our utility operations, as essential services, have been ongoing during this time and Southwest has continued to provide services to meet the demand of its customers. Consistent with federal and state guidelines and protocols, Southwest has continued to operate across its territories. Similarly, Centuri has continued nearly all operations from the outset of the pandemic in the U.S., and demand has not significantly diminished. For the duration of the pandemic, the ability to work may nonetheless be impacted by individuals contracting or being exposed to COVID-19, governmental requirements to postpone the full resumption of certain non-essential services in some of the Company’s jurisdictions, or by management imposed restrictions for safety precautions; to date, these factors have not had a significant impact on the Company’s ability to maintain operations. Employees at many offices (including corporate headquarters) continue to work from home on a temporary basis; management has introduced plans for employees to begin returning to the office environment in the third quarter of 2021. At the same time, management is also focused on the need for adaptability in an environment of virus variants and governmental actions related thereto. Both segments continue to facilitate administration, communication, and all critical functions, supported by deployed technology whenever employees are working remotely. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As noted earlier, management continues to have in place a moratorium on natural gas disconnections for non-payment that is expected to be lifted in the latter half of 2021 and continues to work with customers experiencing financial hardship through flexible payment arrangements. Management also continues to coordinate with certain governmental and nonprofit entities for customer payment assistance. Management has increased the allowance for uncollectibles; however, neither this nor other measures associated with the moratorium have had a material impact on our financial position overall. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers at the outset of the pandemic delayed some projects, and crews were temporarily reduced; however, most work continued, while following appropriate government protocols. Some crew reductions are ongoing in specific areas; however, the associated revenue impacts have not been significant. Management continues to monitor these circumstances, the future impacts of which are not currently known, such as the impact from business curtailments, weak market conditions, or any restrictions that may limit the fulfillment by Centuri of its contractual obligations.
The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, including the timing of full resumption of commerce across our service territories, the deployment of vaccines and population immunity, the state of local and North American economies, and impacts of these collective conditions on our customers, in addition to other unmitigated effects related to the virus and its variants. Management does not currently expect the impact of these conditions to be material to the Company’s liquidity or financial position; however, continued uncertainty of economic and operational impacts means management cannot predict whether the related financial impact in future periods will be different from impacts reflected for the three, six, and twelve months ended June 30, 2021. In anticipation of a redeployment of employees to their normal work locations, management created a multi-phase reintegration plan to safeguard the well-being of our teams. Management will continue to monitor developments by government officials, and those affecting employees, customers, and operations, and will take additional steps as necessary to address impacts from the pandemic. Events and circumstances arising after June 30, 2021, including those resulting from COVID-19, will be reflected in management’s estimates for future periods.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
(In thousands, except per share amounts)	2021	2020	2021	2020	2021	2020
Contribution to net income
Natural gas operations	$11,413	$11,942	$130,128	$95,541	$193,705	$151,954
Utility infrastructure services	15,116	26,267	14,257	16,063	73,056	57,581
Corporate and administrative	(1,410)	(244)	(1,973)	(1,097)	(2,532)	(1,957)
Net income	$25,119	$37,965	$142,412	$110,507	$264,229	$207,578

Weighted average common shares	58,607	55,462	58,106	55,386	57,348	55,105
Basic earnings per share
Consolidated	$0.43	$0.68	$2.45	$2.00	$4.61	$3.77
Natural Gas Operations
Reconciliation of Revenue to Operating Margin (Non-GAAP measure)
Gas operating revenues	$292,796	$262,434	$814,728	$765,261	$1,400,052	$1,354,812
Less: Net cost of gas sold	76,496	67,473	232,517	228,294	347,060	355,672
Operating margin	$216,300	$194,961	$582,211	$536,967	$1,052,992	$999,140

2nd Quarter 2021 Overview
Natural gas operations highlights include the following:

•37,000 first-time meters sets (1.8% growth rate) occurred over the past 12 months
•Operating margin increased $21 million
•Company-Owned Life Insurance (“COLI”) income was $3.1 million in the current quarter versus $12 million in the prior-year quarter
•Filed Arizona applications for COYL and VSP recovery
•Implemented modernized customer information system in May 2021

Utility infrastructure services highlights include the following:

•Utility infrastructure services revenues increased $34 million, or 7%
•Utility infrastructure services expenses increased $48 million, or 11%
•Twelve-month revenues reached record level of $2 billion
•Announced planned acquisition of Riggs Distler & Company for $855 million

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$292,796	$262,434
Net cost of gas sold	76,496	67,473
Operating margin	216,300	194,961
Operations and maintenance expense	103,137	99,320
Depreciation and amortization	57,631	53,198
Taxes other than income taxes	19,338	15,342
Operating income	36,194	27,101
Other income (deductions)	(1,165)	7,838
Net interest deductions	24,175	23,991
Income before income taxes	10,854	10,948
Income tax benefit	(559)	(994)
Contribution to consolidated net income	$11,413	$11,942
Contribution from natural gas operations to consolidated net income decreased $529,000 between the second quarters of 2021 and 2020. The decline was primarily due to a decrease in Other income, offset by an increase in Operating margin.
Operating margin increased $21 million. Approximately $2 million of incremental margin was attributable to customer growth from 37,000 first-time meter sets during the last twelve months, while rate relief added $15 million of margin. Also contributing to the increase were late fees that were $1.8 million greater in the current quarter. A moratorium on such fees commenced in all of our territories in March 2020; however, resumption of the assessments in most of our territories occurred in April 2021 (California is subject to specific governmental protocols, and therefore related assessments have not yet recommenced). Amounts collected from and returned to customers associated with regulatory account balances, as well as differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms, also impacted the variance between quarters.
Operations and maintenance expense increased $3.8 million, or 4%, between quarters primarily due to higher customer service-related costs, increased expenditures for pipeline damage prevention programs, and an increase in the service-related component of employee pension cost and other benefits.
Depreciation and amortization expense increased $4.4 million, or 8%, between quarters, primarily due to a $549 million, or 7%, increase in average gas plant in service compared to the corresponding quarter a year ago. Amortization related to regulatory account recoveries increased approximately $1.1 million between quarters and is also reflected as an increase in operating margin above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as a new customer information system, which was placed in production in May 2021.
Taxes other than income taxes increased $4 million between quarters primarily due to an increase in Arizona property taxes.
Other income decreased $9 million between quarters primarily due to a decline in income from COLI policies. The current quarter reflects a $3.1 million increase in COLI policy cash surrender values and recognized death benefits, while the prior-year quarter reflected a $12 million increase. These fluctuations primarily result from changes in the the portion of the cash surrender values that are associated with equity securities; changes generally are directionally consistent with the broader securities markets. Amounts associated with the allowance for funds used during construction (“AFUDC”) are lower in the current quarter due to an update to the assumptions related to the impact short-term borrowings have on AFUDC. Offsetting these combined impacts is a decrease in the non-service-related components of employee pension and other postretirement benefit costs between quarters.
The income tax amount in both quarters includes the amortization of Excess Accumulated Deferred Income Tax (“EADIT”) balances and the impacts of COLI cash surrender value increases, which are recognized without tax consequences.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Natural Gas Operations
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$814,728	$765,261
Net cost of gas sold	232,517	228,294
Operating margin	582,211	536,967
Operations and maintenance expense	209,272	202,408
Depreciation and amortization	126,329	117,923
Taxes other than income taxes	40,025	31,720
Operating income	206,585	184,916
Other income (deductions)	(615)	(12,698)
Net interest deductions	46,341	49,049
Income before income taxes	159,629	123,169
Income tax expense	29,501	27,628
Contribution to consolidated net income	$130,128	$95,541
Contribution from natural gas operations to consolidated net income increased $34.6 million between the first six months of 2021 and 2020. The increase was primarily due to an improvement in Operating margin and Other income (deductions) and a decline in Net interest deductions, offset by increases in Depreciation and amortization, Operations and maintenance expense, and Taxes other than income taxes.
Operating margin increased $45.2 million, including $8 million attributable to customer growth. Rate relief contributed an additional $33 million in operating margin. Offsetting these impacts are lower late fees (approximately $800,000) and connect/re-connect charges during the moratorium, as discussed earlier. Residual impacts include those related to regulatory mechanisms, including recovery/return of regulatory program balances (primarily offset in amortization expense), in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense increased $6.9 million, or 3%, between periods primarily due to an increase in the service-related component of pension cost, incremental expenditures for pipeline damage prevention programs associated with a growing infrastructure and customer base, and increases in information technology and customer service-related costs, in addition to higher legal claim-related costs.
Depreciation and amortization expense increased $8.4 million, or 7%, between periods primarily due to a $550 million, or 7%, increase in average gas plant in service between periods. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of the customer information system. Recoveries associated with regulatory account balances, as noted above, also resulted in increases in amortization expense ($1.8 million compared to the first six months of 2020).
Other income (deductions) improved $12.1 million overall between periods. The current period reflects $5.8 million in income from the combined effects of an increase in COLI policy cash surrender values and recognized death benefits, while the prior-year period reflected a $3.5 million decline in values, net of recognized death benefits. The non-service cost components of employee pension and other postretirement benefits were $3 million lower between periods. Lower equity AFUDC in the current period partially offset the impact of these improvements.
Net interest deductions decreased $2.7 million between periods primarily due to amortization of an interest-related regulatory balance in Arizona.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$1,400,052	$1,354,812
Net cost of gas sold	347,060	355,672
Operating margin	1,052,992	999,140
Operations and maintenance expense	413,246	414,049
Depreciation and amortization	243,701	226,588
Taxes other than income taxes	71,765	62,716
Operating income	324,280	295,787
Other income (deductions)	5,493	(10,719)
Net interest deductions	98,440	97,631
Income before income taxes	231,333	187,437
Income tax expense	37,628	35,483
Contribution to consolidated net income	$193,705	$151,954
Contribution to consolidated net income from natural gas operations increased $42 million between the twelve-month periods ended June 2021 and 2020. The increase was due primarily to an increase in Operating margin and Other income, offset by increases in Depreciation and amortization, as well as Taxes other than income taxes.
Operating margin increased $54 million between periods. Customer growth provided $14 million, and combined rate relief provided $39 million of incremental operating margin. Offsetting these impacts was a reduction in late fees ($3.8 million) due to the pandemic-period moratorium on these fees from March 2020 through April 2021 (still continuing in our California jurisdictions). Regulatory account balance return and recoveries impacted both periods, in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense decreased $803,000 between periods. Lower travel and in-person training costs in the COVID-19 environment and other cost saving initiatives by management more than offset higher levels of service-related pension and post-retirement benefit costs, expenditures for pipeline damage prevention programs associated with a growing infrastructure and customer base, and information technology and customer-related costs.
Depreciation and amortization expense increased $17.1 million, or 8%, between periods primarily due to a $604 million, or 8%, increase in average gas plant in service since the corresponding period in the prior year and due to a $1.2 million increase in regulatory account amortization.
Taxes other than income taxes increased $9 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in Southwest’s California and Nevada jurisdictions.
Other income increased $16.2 million between the twelve-month periods of 2021 and 2020, primarily due to a current-period $18.5 million increase in COLI policy cash surrender values and recognized death benefits, while the twelve months ended June 30, 2020 reflected a $2.9 million increase.
Income tax expense in both periods reflects that COLI results are recognized without tax consequences, and also reflects the amortization of EADIT balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$528,625	$494,813
Operating expenses:
Utility infrastructure services expenses	478,640	430,224
Depreciation and amortization	25,217	24,019
Operating income	24,768	40,570
Other income (deductions)	(146)	86
Net interest deductions	1,632	2,239
Income before income taxes	22,990	38,417
Income tax expense	6,519	10,234
Net income	16,471	28,183
Net income attributable to noncontrolling interest	1,355	1,916
Contribution to consolidated net income attributable to Centuri	$15,116	$26,267
Utility infrastructure services revenues increased $33.8 million in the second quarter of 2021 when compared to the prior-year quarter, primarily due to increased work under gas infrastructure blanket and bid contracts with certain customers in the central and eastern U.S. regions and Canada. Revenues from electric infrastructure services increased $2.4 million in the second quarter of 2021 when compared to the prior-year quarter, including an offsetting reduction in emergency restoration storm support services of $4 million between periods due to the unpredictable nature of weather-related events. Storm restoration work typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Partially offsetting the increased revenues in the above noted regions was reduced work with two significant customers during the second quarter of 2021 (totaling $27 million), due to timing and mix of projects under each customer’s multi-year capital spending programs.
Utility infrastructure services expenses increased $48.4 million in the second quarter of 2021 when compared to the prior-year quarter, primarily due to costs to complete gas infrastructure work. The significant reductions in revenue from major customers, as discussed above, had an unfavorable impact on profit margins due to reduced operating efficiencies from equipment and facility utilization and under-absorption of other fixed costs. The prior-year period was favorably impacted by certain customers’ response to COVID-19, which allowed for an increase in main line replacement work as compared to service-line related work, resulting in greater operating efficiencies. Higher fuel costs and equipment rental expense were also incurred due to the mix of work and in support of growth in our electric infrastructure business. Centuri recognized $1.8 million in wage and rent subsidies from the Canadian government amidst the continuing COVID-19 environment during the second quarter of 2021, compared to $3.4 million in the prior-year quarter. These subsidies were recorded as a reduction in Utility infrastructure services expense. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $1 million between comparative periods, associated with approximately $600,000 in professional fees related to Centuri’s pending acquisition of Riggs, and other costs resulting from general growth in the business.
Depreciation and amortization expense increased $1.2 million between quarters attributable to equipment purchased to support the growing volume of infrastructure work. Depreciation expense, relative to the revenues recorded, was generally consistent during the second quarter of 2021 compared to the prior-year quarter.
The decrease in Net interest deductions of $600,000 was due to lower incremental borrowing rates associated with decreased outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$892,600	$828,306
Operating expenses:
Utility infrastructure services expenses	814,254	749,538
Depreciation and amortization	49,961	46,947
Operating income	28,385	31,821
Other income (deductions)	(248)	(156)
Net interest deductions	3,254	5,138
Income before income taxes	24,883	26,527
Income tax expense	7,719	8,085
Net income	17,164	18,442
Net income attributable to noncontrolling interest	2,907	2,379
Contribution to consolidated net income attributable to Centuri	$14,257	$16,063
Utility infrastructure services revenues increased $64.3 million in the first six months of 2021 when compared to the same period in the prior year, primarily due to incremental electric infrastructure revenues of $24 million from expansion of work with existing customers and securing work with new customers. Included in the incremental electric infrastructure revenues during the first six months of 2021 was $12.2 million from emergency restoration services performed by Linetec following tornados and ice storms, primarily in Texas, compared to $7.3 million in the first six months of the prior year. The remaining increase in revenues was attributable to favorable weather in several areas and customer scheduling, which allowed increased work under existing master service agreements and bid projects for gas infrastructure services in the central and eastern U.S. regions and Canada, offset by a reduction of $44 million in gas infrastructure services with the two large customers noted earlier.
Utility infrastructure services expenses increased $64.7 million in the first six months of 2021 when compared to the same period in the prior year, primarily due to costs to complete additional electric and gas infrastructure work. Operating efficiencies during the first quarter of 2021 from favorable weather conditions and reduced COVID-19 restrictions from the prior year were normalized in the second quarter of 2021 by higher fuel costs, equipment rental expense, payroll-related expenses, and subcontractor costs caused by changes in the mix of work and continued growth in our electric infrastructure business. The significant reduction in revenues with two large customers, as noted earlier, resulted in an unfavorable impact on profit margins during the first six months of 2021, due to reduced operating efficiencies from equipment and facility utilization and under-absorption of other fixed costs. Included in total Utility infrastructure services expenses were general and administrative costs, which increased $4.2 million in 2021 compared to 2020, associated primarily with growth of the business and $800,000 in professional fees incurred related to Centuri’s pending acquisition of Riggs. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $4 million and $300,000 in the six-month periods in 2021 and 2020, respectively.
Depreciation and amortization expense increased approximately $3 million between periods, attributable to equipment purchased to support the growing business, primarily at Linetec. Depreciation expense, relative to the revenues recorded, was generally consistent between periods.
Net interest deductions decreased $1.9 million during the first six months of 2021 due to lower incremental borrowing rates associated with decreased outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$2,012,582	$1,812,122
Operating expenses:
Utility infrastructure services expenses	1,794,145	1,620,101
Depreciation and amortization	99,746	93,638
Operating income	118,691	98,383
Other income (deductions)	(300)	(88)
Net interest deductions	7,384	12,498
Income before income taxes	111,007	85,797
Income tax expense	30,762	24,477
Net income	80,245	61,320
Net income attributable to noncontrolling interest	7,189	3,739
Contribution to consolidated net income attributable to Centuri	$73,056	$57,581
Utility infrastructure services revenues increased $200.5 million, or 11%, in the current twelve-month period compared to the corresponding period of 2020, primarily due to incremental electric infrastructure revenues of $134.2 million from expansion of work with existing customers and securing work with new customers. Included in the incremental electric infrastructure revenues during the twelve-month period of 2021 was $86.5 million from emergency restoration services performed by Linetec, following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., as compared to $13.6 million in similar services during the twelve-month period in 2020. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements.
Utility infrastructure services expenses increased $174 million between periods, largely due to incremental costs related to electric infrastructure work of $87.2 million, including costs associated with storm restoration work, and due to costs necessary for the completion of additional gas infrastructure work. Storm restoration work typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Also included in Utility infrastructure services expenses were general and administrative costs, which increased $19.5 million during the twelve-month period in 2021 when compared to 2020, due to higher payroll and operating costs associated with continued growth of the business and higher profit-based incentive compensation. Offsetting these increases were lower insurance costs from favorable claims experience under Centuri’s self-insurance programs. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $5.6 million and $4.9 million for the twelve-month periods in 2021 and 2020, respectively.
Depreciation and amortization expense increased $6.1 million between the current and prior-year period. The increase was primarily attributable to incremental costs related to electric infrastructure depreciation of $4.3 million. The remaining increase is attributable to property and equipment purchased to support the growing volume of work being performed.
The decrease in Net interest deductions of $5.1 million was due to lower incremental borrowing rates associated with decreased outstanding borrowings under Centuri’s $590 million secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Arizona Jurisdiction
Arizona General Rate Case. In May 2019, Southwest filed a general rate case application requesting to increase revenue by approximately $57 million to update the cost of service to reflect recent U.S. tax reform changes, incorporating the return of excess deferred income taxes to customers, and to reflect capital investments, including certain post-test year additions and the southern Arizona liquefied natural gas (“LNG”) facility. The application included a proposed 10.3% return on equity (“ROE”) relative to a capital structure of 51.1% equity. Southwest later updated its request multiple times, in order to reflect the actual amortization of EADIT resulting from U.S. tax reform and to include additional post-test year plant associated with its Customer-owned Yard Line (“COYL”) and Vintage Steel Pipe (“VSP”) programs, and to reflect certain other aspects of cost of service, including a revised proposed ROE of 10.15%. The request and amendments included the retention of a fully decoupled rate design, other previously approved regulatory mechanisms, and a new infrastructure tracking mechanism for specific plastic pipe, in addition to a proposal for a renewable natural gas (“RNG”) program as part of its PGA mechanism. Southwest entered into a stipulation for certain aspects of the case, including continuing the COYL program; establishing a Tax Expense Adjustor Mechanism to track annual changes in the amortization of EADIT, as well as any future changes in the federal tax rate; including a 10-year amortization of EADIT associated with deemed “unprotected” plant; addressing other aspects regarding EADIT; incorporating various tariff proposals; and incorporating other ratemaking adjustments. EADIT associated with “protected” plant relates to timing differences from using accelerated depreciation for tax purposes and another method for book purposes, and unprotected amounts relate to all other timing differences. Following the hearing and the legal briefing process, the updated proposal reflected a request to increase rates by $80.7 million.
A final decision was issued in December 2020, with new rates becoming effective in January 2021, resulting in an overall annual revenue increase of $36.8 million, and the continuation of both full revenue decoupling and the COYL program. The overall increase reflects the inclusion of six months (as compared to eleven months previously contemplated) of post-test year plant additions, including additions with regard to the LNG facility, as well as the COYL and VSP programs. An ROE of 9.1% was approved with a capital structure comprised of 48.9% long-term debt and 51.1% common equity. See additional discussion related to the LNG facility, in addition to the COYL and VSP programs below. The continuation of the property tax tracker was supported in the final decision, as was the Tax Expense Adjustor Mechanism (noted above). While the RNG proposal was not approved as part of the decision, the ACC conducted a workshop in May 2021 to further explore the role of RNG in Arizona.
Delivery Charge Adjustment. The Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker amounts based on the balance at the end of the preceding calendar year. In April 2020, Southwest filed to adjust the existing rate to consider, instead, the modest balance existing at the end of February 2020. Ultimately, the ACC elected to set the rate to zero in an effort to provide some measure of customer relief in light of the COVID-19 pandemic, and at the time of both the April filing and the ACC decision, the balance was a liability (in an over-recovered status). For 2021, once again, the balance at the end of the preceding calendar year was a modest positive balance, but in an over-collected status by the time rates would be requested to be re-set. Therefore, the zero rate will be maintained until the next annual filing date.
LNG Facility. In 2014, Southwest sought ACC preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, and to be connected directly to Southwest’s distribution system. Southwest was ultimately granted approval for construction and deferral of costs. The facility was placed in service in December 2019. The capital costs and the operating expenses associated with plant operation were considered and

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

approved as part of Southwest’s recently approved general rate case. Approximately $12 million in costs, incurred following the in-service date of the facility and after the period considered as part of the recently concluded general rate case, were deferred in the previously authorized regulatory asset and will be included for consideration in the next Arizona general rate case application.
COYL Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. In 2014, the ACC approved a “Phase II” of the COYL program, which included the replacement of non-leaking COYLs. Annual surcharges are designed to collect the revenue requirement associated with the program. In a February 2019 filing, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge in place, while it reviewed the program as part of the general rate case. As indicated earlier, parties to the rate case stipulated to continue the COYL program and recommended recovery of certain plant as part of a post-test year plant adjustment, with inclusion of related amounts in base rates. The ACC final rate case decision limited post-test year plant to six months (inclusive of COYL plant), and limited future COYL activity to the replacement of leaking COYLs, or in cases when other replacement activity is taking place in the vicinity. A filing in May 2021 proposed the recovery of the remaining 2019 and 2020 revenue requirement associated with prior COYL program activity. The filing proposes the associated revenue requirement (approximately $13.7 million) be recovered over one year. A decision is expected before year end.
VSP Program. As part of a settlement agreement from its 2016 Arizona general rate case, Southwest received approval to implement a VSP replacement program. As part of the program, Southwest proposed to begin replacing the pipe on an accelerated basis and recover the costs through an annual surcharge filing. Once implemented, surcharges to collect the annual revenue requirement associated with the capital expenditures were designed to be revised annually under the program. In February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) associated with the replacement of approximately $100 million in 2018 VSP capital projects. The ACC’s October 2019 Order authorizing Southwest to retain the existing annual surcharge indicated the program would be subject to review as part of the general rate case. As noted above, the decision in the most recent general rate case provided for a post-test year plant adjustment period of six months (including for VSP). However, the ACC ultimately decided to discontinue the accelerated VSP program at this time. A filing in May 2021 proposed the recovery of the otherwise unrecovered revenue requirement (associated with years 2019 through 2022), related to VSP plant investment during 2019 and 2020, which was not included as part of the recently concluded rate case. The filing proposes the associated revenue requirement (approximately $60 million) be recovered over a three-year period. A decision is expected before year end.
Customer Data Modernization Initiative. Southwest embarked on an initiative to replace its customer service system and gas transaction systems, each to be utilized to support all Southwest service territories. Combined, these undertakings were referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The ACC issued a decision in this matter in early April 2021 denying Southwest’s request for a regulatory asset, indicating that the requested recovery mechanism was not warranted, and that Southwest could, instead, seek to recover the costs as part of a future rate case. The total CDMI costs were estimated at approximately $174 million, of which $96 million would be allocable to the Arizona rate jurisdiction. The customer service system was placed in service in May 2021.
Graham County Utilities. In April 2021, Southwest and Graham County Utilities, Inc. (“GCU”) filed a joint application with the ACC for approval to transfer assets of GCU to Southwest and extend Southwest’s Certificate of Public Convenience and Necessity to serve the associated customers. Approval of the application would provide for transfer of the natural gas system of GCU to Southwest for the purchase price of $3.5 million and the addition of more than 5,000 customers. A decision is expected in the fourth quarter of 2021.
California Jurisdiction
California General Rate Case. In August 2019, Southwest filed a general rate case based on a 2021 test year, seeking authority to increase rates in its California rate jurisdictions, after being granted earlier permission to extend the rate case cycle by two years and continue its 2.75% previously approved Post-Test Year (“PTY”) attrition adjustments for 2019 and 2020. The proposed combined revenue increase of $12.8 million was net of a $10.9 million revenue reduction associated with changes from U.S. tax reform. The overall revenue request also included $1.6 million of EADIT proposed to be returned to customers each year until the amount is reset again later as part of a future rate case. Southwest’s proposal included an ROE of 10.5% relative to a 53% equity ratio; continuation of annual post-test year margin adjustments of 2.75%; implementation of various

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

safety-related programs, including a targeted pipe replacement program and a meter protection program (with a combination of measures, such as snow sheds, excess flow valves, upgraded meter set piping and upgraded Encoder Receiver Transmitter protocol); as well as an expansion of the school COYL replacement program.
Southwest reached an agreement in principle with the Public Advocate’s Office, which was unanimously approved by the CPUC on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% ROE, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase was associated with a North Lake Tahoe project that would not ultimately be completed by the beginning of 2021; consequently, the parties agreed to provide for recovery of the cost of service impacts of the project through a future surcharge. The rate case decision maintains Southwest’s existing 2.75% annual attrition adjustments, the continuation of the pension balancing account, and a proposed increase in the residential basic service charge from the existing $5.00 to $5.75 per month. It also includes a cumulative total of expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of the school COYL replacement, meter protection, and pipe replacement programs. Although new rates were originally anticipated to be in place by January 1, 2021, in light of an administrative delay, Southwest was granted authority to establish a general rate case memorandum account to track the impacts related to the delay in the implementation of new rates for purposes of later recovery. New rates were ultimately implemented April 1, 2021.
Attrition Filing. Following the 2021 implementation of new rates approved as part of the recently concluded general rate case, Southwest is also authorized to implement annual PTY attrition increases of 2.75% starting in 2022.
Greenhouse Gas (“GHG”) Compliance. California Assembly Bill Number 32 and regulations promulgated by the California Air Resources Board, require Southwest, as a covered entity, to comply with applicable requirements associated with California GHG emissions reporting and the California Cap and Trade Program. The CPUC issued a decision in 2018 adopting an allocation methodology to distribute the net revenues or costs. Southwest began amortizing its then existing net cost balance over a 12-month period with recovery rates effective July 2018 for all applicable rate schedules. In addition, for years 2019-2020, the decision adopted an allocation methodology to distribute the revenue proceeds through a California Climate Credit to active residential customers in April of each year, which has continued in the current year. GHG compliance costs recovered through rates have no impact on earnings.
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
Customer Data Modernization Initiative. In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the estimated $174 million total for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considered its application request to establish the two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI. The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, further updated in January 2021, and is expected to be updated annually thereafter each January. As noted earlier, the customer service system, the largest of the two systems associated with the CDMI, was placed in service in May 2021.
Emergency Relief Program Related to COVID-19. In March 2020, in light of the COVID-19 pandemic, Southwest requested to establish a memorandum account to track costs as part of customer protections under Emergency Relief regulations implemented in California in 2019 (in the event of a state or federal declared emergency or disaster). The CPUC passed an emergency resolution on April 16, 2020 authorizing and directing utilities to implement customer protections and to establish memorandum accounts to track the financial impacts of complying with the resolution. On May 1, 2020, Southwest requested to establish a COVID-19 Pandemic Protections Memorandum Account (“CPPMA”) to record incremental costs and lost revenues incurred by Southwest associated with its implementation of the protections outlined in the CPUC resolution. The protections were retroactively applied to March 4, 2020, the date Governor Gavin Newsom declared a state of emergency related to COVID-19. The CPPMA was originally effective March 4, 2020 through April 16, 2021, but was extended through September 30, 2021. These customer protections focus on flexible payment plan options, additional protections for income-

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

qualified customers, as well as the suspension of disconnections for non-payment and waiver of deposit and late fee requirements. Tracked amounts will be considered by the CPUC for future recovery.
Nevada Jurisdiction
Nevada General Rate Case. In June 2021, Southwest filed a Notice of Intent to file a general rate case, anticipated to occur in the third quarter of 2021.
Southwest’s previous general rate case application was filed with the PUCN in February 2020, which requested a statewide overall general rate increase of approximately $38.3 million. The request sought an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the General Revenues Adjustment (“GRA”) mechanism (full revenue decoupling). The request also proposed the recovery of previously excluded costs attributable to several software applications. In June 2020, Southwest submitted its certification filing to update certain balances through May 31, 2020, which increased its overall proposed rate increase to $38.5 million. The PUCN issued its final order in September 2020, which provided for an authorized combined revenue increase of approximately $23 million for northern and southern Nevada and continuation of the previously authorized 9.25% ROE, with a capital structure of 49.26% equity and 50.74% debt. Southwest’s GRA was authorized to continue without modification. Full cost recovery of the unamortized balance of excluded software projects from the previous general rate case was authorized in this case, along with the inclusion of all proposed Gas Infrastructure Replacement (“GIR”) and Mesquite Expansion projects in rate base, as well as full recovery of test year and certification operations and maintenance expenses associated with the CDMI. Rates became effective in October 2020.
In association with an earlier Nevada rate case decision in December 2018, management requested reconsideration of several issues in the case; however, the PUCN ultimately granted no further relief. Management decided to seek judicial review of the PUCN’s rate order, which was considered in January 2020. The District Court Judge deferred to the PUCN’s original findings. In March 2020, Southwest filed an appeal with the Nevada Supreme Court, which remains active; the resolution will likely take up to 24 months from the date of the appeal.
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s recently concluded general rate case, effective October 2020. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. In May 2020, Southwest made its most recent ARA filing, which proposed an annualized margin decrease of $5.3 million in southern Nevada and an increase of $1.6 million in northern Nevada. The ARA filing was resolved through a settlement of the parties, in which the proposed changes associated with the GRA were approved, effective January 2021. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the GIR mechanism, which provided for the deferral and recovery of certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise provide incremental revenues between general rate cases. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually to seek preapproval of qualifying replacement projects.
In cases where preapproval of projects is requested and granted, a GIR rate application is separately filed to reset the GIR recovery surcharge rate related to previously approved and completed projects. On September 30, 2020, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2020. The updated surcharge rate, expected to result in a reduction in annual revenue of approximately $11.8 million, became effective in January 2021.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its June 2019 ARA filing, Southwest proposed annualized margin increases of $3.2 million and $880,000 in southern and northern Nevada, respectively. However, Southwest entered into a stipulation and agreement to modify these amounts to $6.2 million and $1.1 million in southern and northern Nevada, respectively, to reflect a related but separate program balance to be rolled into customer rates with the same effective date. The modification was approved, and rates became effective January 2020. In its May 2020 ARA filing, Southwest proposed annualized margin decreases of $313,000 and $55,000 for southern and northern Nevada, respectively, which were approved and became effective in January 2021. In May 2021, Southwest filed its proposed Conservation and Energy Efficiency plan for the years 2022 – 2024, with a proposed annual budget amount of approximately $3 million. A decision is expected in the fourth quarter 2021.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion, including a capital investment of approximately $28 million and the construction of approximately 37 miles of distribution pipeline (including the approach main). The annual revenue requirement associated with the project is $2.8 million. A volumetric rate, applicable to all southern Nevada customers (including new customers in Mesquite), was implemented in October 2019 to recover the cost. Southwest’s May 2020 ARA filing, which proposed an annualized margin increase of $185,000, reflects the cumulative deferred revenue requirement associated with the Mesquite facilities that were placed in service through April 30, 2020. During 2020, Southwest continued serving certain customers in Mesquite from an approved “virtual” pipeline network, providing temporary natural gas supply using portions of the approved distribution system and compressed natural gas. Construction of the tap site, approach main, as well as distribution mains was completed and facilities were placed in service in December 2020. A distribution loop, included in the initial estimated cost, is expected to be in service later this year.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, Nevada, and to implement a cost recovery methodology to timely recover the associated revenue requirement consistent with the SB 151 regulations. Expansion to the Spring Creek area near Elko, Nevada consists of a high-pressure approach main and associated regulator stations, an interior backbone, and the extension of the distribution system from the interior backbone system. The total capital investment was estimated to be $61.9 million. A stipulation was reached with the parties and approved by the PUCN in December 2019, largely accepting Southwest’s proposal with modifications in the rate recovery allocations amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction of the initial phase of the expansion began in the third quarter of 2020, and service commenced to the first Spring Creek customers in December 2020. The expansion overall, as part of the earlier estimate, is anticipated to be completed in 2026.
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with the multi-year project. Approximately $59 million of the estimated $174 million cost of the CDMI would be allocable to the Nevada rate jurisdictions. A hearing was held in August 2019 and the PUCN issued a decision in September 2019, denying Southwest’s request for regulatory asset treatment, finding a general rate case to be the most appropriate avenue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. As part of its 2020 general rate case filing, Southwest was authorized to include CDMI operations and maintenance costs since the beginning of the associated test year as part of its revenue requirement in the case. The customer service system portion of the CDMI was placed in service in May 2021.
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
Proposed Carbon Offset Program. In June 2021, Southwest filed an application to seek approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. A decision is expected in the first quarter 2022.
FERC Jurisdiction
General Rate Case. Paiute Pipeline Company (“Paiute”), a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in an earlier general rate case. In January 2020, Paiute reached an agreement in principle with the FERC Staff and intervenors to settle the case, the results of which would not significantly impact revenues overall. The agreement required Paiute’s three largest transportation customers and all storage customers to have primary terms of at least five years under their agreements, provided for the continuance of term-differentiated rates generally, and included a 9.90% pre-tax rate of return. Interim rates were made effective February 2020, and in August 2020 an earlier FERC letter order approving the settlement became final. As part of the settlement, Paiute agreed not to file a rate case prior to January 1, 2022, but no later than May 31, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of June 30, 2021, under-collections in each of Southwest’s service territories resulted in an asset of $235.1 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The significant change in the PGA balance was due to incremental natural gas costs associated with an extreme weather event in the central U.S. in mid-February 2021. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2021	December 31, 2020	June 30, 2020
Arizona	$194,107	$(3,901)	$(18,598)
Northern Nevada	417	(8,601)	(13,648)
Southern Nevada	35,865	(42,134)	(32,867)
California	4,715	2,053	(4,825)
	$235,104	$(52,583)	$(69,938)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company endeavors to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which should minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $374 million in the first six months of 2021 as compared to the same period of 2020. The decline in cash flows primarily resulted from amounts under purchased gas adjustment mechanisms, including amounts resulting from the temporary escalation in gas commodity prices during the first quarter of 2021 associated with the extreme cold temperatures in the central U.S. (see Note 1 – Background, Organization, and Summary of Significant Accounting Policies). Other impacts include a decrease ($45 million) in recoveries related to the Arizona decoupling mechanism balance between six-month periods, and the impact of changes in components of working capital overall.
Investing Cash Flows. Cash used in consolidated investing activities decreased $93 million in the first six months of 2021 as compared to the same period of 2020. The change was primarily due to a decrease in capital expenditures in the natural gas operating segment.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $94 million in the first six months of 2021 as compared to the same period of 2020. The change was primarily due to Southwest’s $250 million short-term loan issued in the first quarter of 2021 to fund the increased cost of natural gas supply during the extreme cold weather event (noted earlier), and borrowing and repayment activity between comparative periods under the credit facilities in both segments. The prior-year period included the issuance of $450 million in notes by Southwest and $70 million in equipment loans at Centuri. Additionally, the Company issued $66 million more in common stock under its equity shelf programs in the first six months of 2021 compared to issuances in the prior year.
During the six months ended June 30, 2021, the Company also issued 91,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $5.8 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $383 million in the first six months of 2021 as compared to the same period of 2020. The decline in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs and the Arizona decoupling mechanism noted above, and other working capital changes.
Investing Cash Flows. Cash used in investing activities decreased $82 million in the first six months of 2021 as compared to the same period of 2020. The change was primarily due to a decrease in capital expenditures in 2021 as compared the same period in the prior year. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $148 million in the first six months of 2021 as compared to the same period of 2020. The increase was primarily due to Southwest’s $250 million Term Loan issued in the first quarter of 2021 to fund the increased cost of natural gas supply during the extreme cold weather event, and changes in borrowings and repayments between periods under Southwest’s credit facility. Increased capital contributions to Southwest from Southwest Gas Holdings, Inc. also occurred during the first six months of 2021. The prior year included proceeds from the issuance of $450 million in senior notes. See Note 5 – Debt.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended June 30, 2021, construction expenditures for the natural gas operations segment were $614 million. The majority of these expenditures represented costs associated with the replacement of existing transmission, distribution, and general plant (including costs to implement our customer service system).
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
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) the same month. The Company issued $70.4 million under this multi-year program during the second quarter of 2021. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital.
In May 2019, the Company filed an earlier automatic shelf registration statement with the SEC for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the related prospectus and sales agency agreement. The Company issued the remaining capacity ($46 million) of this equity program during the quarter ended March 31, 2021.
During the twelve months ended June 30, 2021, 2,953,854 shares were issued in at-the-market offerings at an average price of $66.36 per share with gross proceeds of $196 million, agent commissions of $2 million, and net proceeds of $194 million under the equity shelf programs noted above. See Note 4 – Common Stock for more information.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes most public utility property. The Company estimates bonus depreciation will defer the payment of approximately $20 million of federal income taxes for 2021, none of which relates to natural gas operations.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board of Directors (the “Board”). In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2021, the Board elected to increase the quarterly dividend from $0.57 to $0.595 per share, representing a 4.4% increase, effective with the June 2021 payment.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2021, the combined balance in the PGA accounts totaled an under-collection of $235 million. See PGA Filings for more information.
In March 2021, Southwest issued a $250 million Term Loan that will mature in March 2022, or 364 days after issuance. The proceeds were used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in April 2025. This facility is intended for short-term financing needs. At June 30, 2021, $27 million was outstanding under this facility.
Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first six months of 2021 was $150 million, the same amount which was outstanding as of June 30, 2021. The maximum amount outstanding on the short-term portion of the credit facility during the first six months of 2021 was $125 million. As of June 30, 2021, $41 million was outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2021 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2021, there was $50 million outstanding under this program.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

Centuri has a senior secured revolving credit and term loan facility with borrowing capacity of $590 million (refer to Note 5 – Debt). The line of credit portion comprises $325 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion has a limit of approximately $265 million. The $590 million credit and term loan facility expires in November 2023. It is secured by substantially all of Centuri’s assets, except those explicitly excluded under the terms of the agreement (including owned real estate and certain certificated vehicles). Centuri assets securing the facility at June 30, 2021 totaled $1.4 billion. The maximum amount outstanding on the combined facility during the first six months of 2021 was $291 million. As of June 30, 2021, $69 million was outstanding on the revolving credit facility, in addition to $219 million that remained outstanding on the term loan portion of the facility. Also at June 30, 2021, there was approximately $214 million, net of letters of credit, available for borrowing under the line of credit. Centuri intends to enter into a new term loan in order to complete the Riggs acquisition, which is expected to close in the third quarter of 2021.
Interest rates for the credit facilities of the holding company, Southwest, and Centuri, and for Southwest’s Term Loan contain LIBOR-based rates. Upon the occurrence of certain events providing for a transition away from LIBOR, or when LIBOR is no longer a widely recognized benchmark rate, the holding company and Southwest each may amend their respective credit facility as set forth in their credit facility agreement, which is also the case of Southwest’s Term Loan, in order to accommodate a replacement benchmark as set forth in the agreements. Certain LIBOR-based rates are scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. In order to mitigate the impact of a discontinuance on the Company’s and Southwest’s financial condition and results of operations, management will monitor developments and work with lenders, where relevant, to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company and Southwest can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
The Company has a Sales Agency Agreement with BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings, which is an additional source of liquidity. The Company had approximately $429.6 million available under the program as of June 30, 2021.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, our intent and ability to complete planned acquisitions and at amounts originally set out, impacts from the COVID-19 pandemic, including on our employees, customers, or otherwise, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic or otherwise, expected impacts of valuation adjustments associated with any redeemable noncontrolling interest, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and COYL programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, the outcome of judicial review of the previous Nevada rate case, rates and surcharges, PGA administration and recovery, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, the final resolution for recovery of the CDMI-related amounts and balances in any jurisdiction and VSP and COYL amounts in Arizona, and statements regarding

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or sustained restriction on commerce by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus or virus variants or efficacy of vaccines, the ability to collect on customer accounts due to the current or an extended moratorium on late fees or service disconnection in any or all jurisdictions, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of the infrastructure services business to resume work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus or its variants following the ongoing resumption of commerce in our territories, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, changes in operations and maintenance expenses, effects of pension expense forecasts, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, future acquisition-related costs, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest), the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions and management’s plans related thereto such as that currently planned in regard to Riggs, the ability of management to successfully finance, close, and assimilate acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition activity or other strategic endeavors, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2020 and in this quarterly report on Form 10-Q.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

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
Based on the most recent evaluation, as of June 30, 2021, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
In May 2021, Southwest implemented a new customer service system, which resulted in a material change to internal control over financial reporting. The implementation involved replacing the legacy functionality for customer invoicing, customer service administration, and ancillary activities. The customer service system was deployed for transactions starting in May 2021, and was utilized in preparing the second quarter 2021 financial information. Management monitored developments related to the system replacement, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. Post-implementation testing and reviews of the system and impacted business processes were conducted by management to ensure that internal controls surrounding the implementation process, application controls, and closing process were properly designed to prevent material financial statement errors. Such procedures included the review of required documents, system integration and user acceptance testing, change management procedures, assessment of access controls, data migration processes and month-end validations.
There have been no other changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2021 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A. Described below are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. These risk factors supplement, and do not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed February 25, 2021.
Financial, Economic, and Market Risks
There may be unexpected delays in the completion of the acquisition, or it may not be completed at all.
As mentioned above in Note 1 to Part I Item 1, in June 2021 Centuri entered into an agreement to purchase Riggs, Distler & Company, Inc. (“Riggs”), an electric utility services company. The acquisition is currently expected to close during the third quarter of 2021, conditioned on the satisfaction or waiver (where legally permissible) of all conditions in the Merger Agreement (“Agreement”). The Agreement provides that either Centuri or Riggs may terminate the Agreement if the acquisition has not occurred before October 31, 2021. Certain events may delay the completion of the acquisition or result in a termination of the Agreement. Some of these events are outside the control of either party. In particular, we are obligated to obtain various other third-party consents and approvals, and we can provide no assurances that such clearances, consents, or approvals will be obtained on terms acceptable to us, or at all. We may incur significant additional costs in connection with any delay in completing the acquisition or termination of the Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the acquisition will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence, or statement of facts that could give rise to the termination of the Agreement will not occur, and we cannot provide any assurances as to whether or when the acquisition will be completed on the terms set forth in the Agreement or at all.
Failure to complete the acquisition in a timely manner or at all could negatively affect our stock price. Completion of the acquisition could negatively impact our credit ratings.
We can provide no assurance that the acquisition will occur or that the conditions to it will be satisfied or waived in a timely manner, or at all. Also, we can provide no assurance that an event, change, or other circumstance that could give rise to the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

termination of the Agreement will not occur. Delays in completing the acquisition or the failure to complete it at all could negatively impact the market price of our common stock and it could decline significantly, particularly to the extent that the current market price reflects a market assumption that the acquisition will be completed. If the acquisition is delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the acquisition. In addition, certain credit ratings agencies have indicated that the acquisition could have a negative impact on our current credit ratings. We can provide no assurances as to the final determination as to any downgrade in our (or Southwest’s) ratings and what impact such a downgrade would have on our businesses.
ITEMS 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.
ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 2.01*	-
Merger Agreement, dated as of June 28, 2021, by and among Centuri Group, Inc., Electric T&D Holdings LLC, ETDH Merger Sub, Inc., Drum Parent, Inc. and OCM Drum Investors, L.P. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated June 28, 2021, File No. 001-37976.

Exhibit 31.01	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	-	XBRL Schema Document

Exhibit 101.CAL	-	XBRL Calculation Linkbase Document

Exhibit 101.DEF	-	XBRL Definition Linkbase Document

Exhibit 101.LAB	-	XBRL Label Linkbase Document

Exhibit 101.PRE	-	XBRL Presentation Linkbase Document

Exhibit 104	-	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 5, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 5, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

