Form 10-Q
period 2021-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2021-11-09
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
8360 S. Durango Drive
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
8360 S. Durango Drive
Post Office Box 98510
	Las Vegas,	Nevada	89193-8510
	(702)	876-7237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 60,385,084 shares as of October 29, 2021.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 29, 2021.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,742,806	$8,384,000
Less: accumulated depreciation	(2,499,488)	(2,419,348)
Construction work in progress	153,100	211,429
Net utility plant	6,396,418	6,176,081
Other property and investments	1,305,334	834,245
Current assets:
Cash and cash equivalents	186,690	83,352
Accounts receivable, net of allowances	692,135	522,172
Accrued utility revenue	39,700	82,400
Income taxes receivable, net	32,554	10,884
Deferred purchased gas costs	240,827	2,053
Prepaid and other current assets	200,700	170,152
Total current assets	1,392,606	871,013
Noncurrent assets:
Goodwill	791,902	345,184
Deferred income taxes	268	455
Deferred charges and other assets	483,107	508,875
Total noncurrent assets	1,275,277	854,514
Total assets	$10,369,635	$8,735,853
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 60,378,684 and 57,192,925 shares)	$62,009	$58,823
Additional paid-in capital	1,823,889	1,609,155
Accumulated other comprehensive loss, net	(55,951)	(61,003)
Retained earnings	1,079,869	1,067,978
Total equity	2,909,816	2,674,953
Redeemable noncontrolling interest	183,547	165,716
Long-term debt, less current maturities	3,573,783	2,732,200
Total capitalization	6,667,146	5,572,869
Current liabilities:
Current maturities of long-term debt	297,271	40,433
Short-term debt	272,000	107,000
Accounts payable	222,959	231,301
Customer deposits	51,816	67,920
Income taxes payable, net	27,490	12,556
Accrued general taxes	60,656	48,640
Accrued interest	38,600	20,536
Deferred purchased gas costs	—	54,636
Other current liabilities	384,442	328,945
Total current liabilities	1,355,234	911,967
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	789,141	647,453
Accumulated removal costs	419,000	404,000
Other deferred credits and other long-term liabilities	1,139,114	1,199,564
Total deferred income taxes and other credits	2,347,255	2,251,017
Total capitalization and liabilities	$10,369,635	$8,735,853
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Operating revenues:
Gas operating revenues	$255,848	$210,834	$1,070,576	$976,095	$1,445,066	$1,355,666
Utility infrastructure services revenues	632,848	580,392	1,525,448	1,408,698	2,065,038	1,877,264
Total operating revenues	888,696	791,226	2,596,024	2,384,793	3,510,104	3,232,930
Operating expenses:
Net cost of gas sold	63,710	36,321	296,227	264,615	374,449	356,925
Operations and maintenance	122,927	101,764	334,450	304,964	437,602	407,924
Depreciation and amortization	91,380	80,139	267,670	245,009	354,688	324,995
Taxes other than income taxes	20,109	15,787	60,134	47,507	76,087	63,195
Utility infrastructure services expenses	567,270	502,951	1,381,524	1,252,489	1,858,464	1,671,478
Total operating expenses	865,396	736,962	2,340,005	2,114,584	3,101,290	2,824,517
Operating income	23,300	54,264	256,019	270,209	408,814	408,413
Other income and (expenses):
Net interest deductions	(31,298)	(28,311)	(81,201)	(83,141)	(109,537)	(111,705)
Other income (deductions)	(3,112)	1,799	(3,975)	(11,046)	282	(7,788)
Total other income and (expenses)	(34,410)	(26,512)	(85,176)	(94,187)	(109,255)	(119,493)
Income (loss) before income taxes	(11,110)	27,752	170,843	176,022	299,559	288,920
Income tax expense (benefit)	(1,816)	6,689	34,818	42,073	58,498	63,065
Net income (loss)	(9,294)	21,063	136,025	133,949	241,061	225,855
Net income attributable to noncontrolling interest	2,282	2,790	5,189	5,169	6,681	5,357
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(11,576)	$18,273	$130,836	$128,780	$234,380	$220,498
Earnings (loss) per share:
Basic	$(0.19)	$0.32	$2.23	$2.31	$4.03	$3.97
Diluted	$(0.19)	$0.32	$2.23	$2.31	$4.02	$3.97
Weighted average shares:
Basic	59,688	56,271	58,639	55,683	58,209	55,508
Diluted	59,816	56,357	58,742	55,753	58,312	55,577
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$(9,294)	$21,063	$136,025	$133,949	$241,061	$225,855
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(43,730)	(54,026)
Amortization of prior service cost	183	220	547	659	766	901
Amortization of net actuarial loss	8,474	7,187	25,420	21,563	32,608	26,004
Prior service cost	—	—	—	—	—	(1,426)
Regulatory adjustment	(7,277)	(6,380)	(21,831)	(19,140)	2,959	21,130
Net defined benefit pension plans	1,380	1,027	4,136	3,082	(7,397)	(7,417)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	413	783	1,240	2,054	1,653	2,689
Net forward-starting interest rate swaps	413	783	1,240	2,054	1,653	2,689
Foreign currency translation adjustments	(2,056)	1,024	(324)	(1,187)	2,576	(280)
Total other comprehensive income (loss), net of tax	(263)	2,834	5,052	3,949	(3,168)	(5,008)
Comprehensive income (loss)	(9,557)	23,897	141,077	137,898	237,893	220,847
Comprehensive income attributable to noncontrolling interest	2,282	2,790	5,189	5,169	6,681	5,357
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$(11,839)	$21,107	$135,888	$132,729	$231,212	$215,490
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$136,025	$133,949	$241,061	$225,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,670	245,009	354,688	324,995
Deferred income taxes	45,374	37,752	58,339	45,815
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(62,081)	(42,139)	(68,714)	(76,769)
Accrued utility revenue	42,700	42,600	(3,200)	(700)
Deferred purchased gas costs	(293,410)	59,899	(317,070)	38,016
Accounts payable	(51,086)	(59,031)	251	(14,817)
Accrued taxes	5,954	17,991	3,134	26,075
Other current assets and liabilities	23,289	121,185	9,531	121,274
Gains on sale of equipment	(5,365)	(581)	(6,632)	(2,897)
Changes in undistributed stock compensation	7,676	5,789	9,001	6,618
Equity AFUDC	—	(3,413)	(1,311)	(4,395)
Changes in deferred charges and other assets	(7,956)	(19,174)	(21,373)	(24,370)
Changes in other liabilities and deferred credits	(57,269)	(52,018)	(67,922)	(54,996)
Net cash provided by operating activities	51,521	487,818	189,783	609,704
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(506,737)	(632,474)	(699,368)	(851,236)
Acquisition of businesses, net of cash acquired	(830,395)	(250)	(830,145)	(28,355)
Changes in customer advances	7,940	7,691	14,282	11,643
Other	14,755	6,520	17,238	8,811
Net cash used in investing activities	(1,314,437)	(618,513)	(1,497,993)	(859,137)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	210,812	90,635	259,422	119,240
Dividends paid	(102,292)	(93,317)	(134,479)	(123,099)
Issuance of long-term debt, net	1,654,960	650,619	1,666,718	699,601
Retirement of long-term debt	(406,815)	(289,295)	(473,926)	(375,909)
Change in credit facility and commercial paper	(150,000)	(92,000)	(58,000)	(92,000)
Change in short-term debt	165,000	(157,000)	218,000	24,000
Withholding remittance - share-based compensation	(1,254)	(2,736)	(1,254)	(2,736)
Other	(4,355)	(1,596)	(6,161)	(4,090)
Net cash provided by financing activities	1,366,056	105,310	1,470,320	245,007
Effects of currency translation on cash and cash equivalents	198	(209)	635	(109)
Change in cash and cash equivalents	103,338	(25,594)	162,745	(4,535)
Cash and cash equivalents at beginning of period	83,352	49,539	23,945	28,480
Cash and cash equivalents at end of period	$186,690	$23,945	$186,690	$23,945
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$57,128	$63,743	$98,567	$103,836
Income taxes paid (received), net	$7,665	$(16,006)	$12,720	$(13,625)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock shares
Beginning balances	59,088	55,910	57,193	55,007
Common stock issuances	1,291	549	3,186	1,452
Ending balances	60,379	56,459	60,379	56,459
Common stock amount
Beginning balances	$60,718	$57,540	$58,823	$56,637
Common stock issuances	1,291	549	3,186	1,452
Ending balances	62,009	58,089	62,009	58,089
Additional paid-in capital
Beginning balances	1,733,572	1,523,630	1,609,155	1,466,937
Common stock issuances	90,317	36,184	214,734	92,877
Ending balances	1,823,889	1,559,814	1,823,889	1,559,814
Accumulated other comprehensive loss
Beginning balances	(55,688)	(55,617)	(61,003)	(56,732)
Foreign currency exchange translation adjustment	(2,056)	1,024	(324)	(1,187)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,380	1,027	4,136	3,082
FSIRS amounts reclassified to net income, net of tax	413	783	1,240	2,054
Ending balances	(55,951)	(52,783)	(55,951)	(52,783)
Retained earnings
Beginning balances	1,108,279	1,085,742	1,067,978	1,039,072
Net income (loss)	(11,576)	18,273	130,836	128,780
Dividends declared	(36,098)	(32,324)	(106,303)	(96,161)
Redemption value adjustments	19,264	(17,573)	(12,642)	(17,573)
Ending balances	1,079,869	1,054,118	1,079,869	1,054,118
Total equity ending balances	$2,909,816	$2,619,238	$2,909,816	$2,619,238
Dividends declared per common share	$0.595	$0.57	$1.785	$1.71
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Utility plant:
Gas plant	$8,742,806	$8,384,000
Less: accumulated depreciation	(2,499,488)	(2,419,348)
Construction work in progress	153,100	211,429
Net utility plant	6,396,418	6,176,081
Other property and investments	149,926	143,611
Current assets:
Cash and cash equivalents	122,758	41,070
Accounts receivable, net of allowance	103,430	146,861
Accrued utility revenue	39,700	82,400
Income taxes receivable, net	17,775	11,155
Deferred purchased gas costs	240,827	2,053
Prepaid and other current assets	170,470	152,748
Total current assets	694,960	436,287
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	461,212	490,562
Total noncurrent assets	471,307	500,657
Total assets	$7,712,611	$7,256,636
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,617,796	1,410,345
Accumulated other comprehensive loss, net	(55,759)	(61,135)
Retained earnings	851,645	835,146
Total equity	2,462,794	2,233,468
Long-term debt, less current maturities	2,309,857	2,438,206
Total capitalization	4,772,651	4,671,674
Current liabilities:
Current maturities of long-term debt	275,000	—
Short-term debt	250,000	57,000
Accounts payable	113,810	161,646
Customer deposits	51,816	67,920
Accrued general taxes	60,656	48,640
Accrued interest	34,938	20,495
Deferred purchased gas costs	—	54,636
Payable to parent	207	142
Other current liabilities	155,490	146,046
Total current liabilities	941,917	556,525
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	618,597	581,100
Accumulated removal costs	419,000	404,000
Other deferred credits and other long-term liabilities	960,446	1,043,337
Total deferred income taxes and other credits	1,998,043	2,028,437
Total capitalization and liabilities	$7,712,611	$7,256,636
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Gas operating revenues	$255,848	$210,834	$1,070,576	$976,095	$1,445,066	$1,355,666
Operating expenses:
Net cost of gas sold	63,710	36,321	296,227	264,615	374,449	356,925
Operations and maintenance	119,708	101,159	328,980	303,567	431,795	406,169
Depreciation and amortization	61,359	55,942	187,688	173,865	249,118	230,158
Taxes other than income taxes	20,109	15,787	60,134	47,507	76,087	63,195
Total operating expenses	264,886	209,209	873,029	789,554	1,131,449	1,056,447
Operating income (loss)	(9,038)	1,625	197,547	186,541	313,617	299,219
Other income and (expenses):
Net interest deductions	(24,922)	(26,103)	(71,263)	(75,152)	(97,259)	(100,115)
Other income (deductions)	(4,287)	1,751	(4,902)	(10,947)	(545)	(7,615)
Total other income and (expenses)	(29,209)	(24,352)	(76,165)	(86,099)	(97,804)	(107,730)
Income (loss) before income taxes	(38,247)	(22,727)	121,382	100,442	215,813	191,489
Income tax expense (benefit)	(10,703)	(6,754)	18,798	20,874	33,679	35,496
Net income (loss)	$(27,544)	$(15,973)	$102,584	$79,568	$182,134	$155,993
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Net income (loss)	$(27,544)	$(15,973)	$102,584	$79,568	$182,134	$155,993
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial loss	—	—	—	—	(43,730)	(54,026)
Amortization of prior service cost	183	220	547	659	766	901
Prior service cost	—	—	—	—	—	(1,426)
Amortization of net actuarial loss	8,474	7,187	25,420	21,563	32,608	26,004
Regulatory adjustment	(7,277)	(6,380)	(21,831)	(19,140)	2,959	21,130
Net defined benefit pension plans	1,380	1,027	4,136	3,082	(7,397)	(7,417)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	413	783	1,240	2,054	1,653	2,689
Net forward-starting interest rate swaps	413	783	1,240	2,054	1,653	2,689
Total other comprehensive income (loss), net of tax	1,793	1,810	5,376	5,136	(5,744)	(4,728)
Comprehensive income (loss)	$(25,751)	$(14,163)	$107,960	$84,704	$176,390	$151,265
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$102,584	$79,568	$182,134	$155,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,688	173,865	249,118	230,158
Deferred income taxes	35,800	25,633	55,164	23,415
Changes in current assets and liabilities:
Accounts receivable, net of allowance	43,430	70,129	(22,766)	(7,135)
Accrued utility revenue	42,700	42,600	(3,200)	(700)
Deferred purchased gas costs	(293,410)	59,899	(317,070)	38,016
Accounts payable	(42,536)	(50,314)	17,396	(476)
Accrued taxes	5,396	15,914	(12,045)	29,228
Other current assets and liabilities	18,608	74,892	(7,739)	76,194
Changes in undistributed stock compensation	5,437	4,492	6,239	4,928
Equity AFUDC	—	(3,413)	(1,311)	(4,395)
Changes in deferred charges and other assets	(18,726)	(27,688)	(35,329)	(38,357)
Changes in other liabilities and deferred credits	(55,905)	(52,532)	(68,509)	(55,536)
Net cash provided by operating activities	31,066	413,045	42,082	451,333
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(415,398)	(525,221)	(582,393)	(716,564)
Changes in customer advances	7,940	7,691	14,282	11,643
Other	65	183	653	139
Net cash used in investing activities	(407,393)	(517,347)	(567,458)	(704,782)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	202,583	131,961	248,544	165,711
Dividends paid	(82,000)	(77,500)	(109,000)	(102,400)
Issuance of long-term debt, net	297,318	446,508	297,318	446,508
Retirement of long-term debt	—	(125,000)	—	(125,000)
Change in credit facility and commercial paper	(150,000)	(92,000)	(58,000)	(92,000)
Change in short-term debt	193,000	(194,000)	250,000	(30,000)
Withholding remittance - share-based compensation	(1,254)	(2,736)	(1,254)	(2,737)
Other	(1,632)	(1,186)	(1,708)	(1,210)
Net cash provided by financing activities	458,015	86,047	625,900	258,872

Change in cash and cash equivalents	81,688	(18,255)	100,524	5,423
Cash and cash equivalents at beginning of period	41,070	40,489	22,234	16,811
Cash and cash equivalents at end of period	$122,758	$22,234	$122,758	$22,234
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$53,220	$57,168	$92,778	$94,106
Income taxes paid (received), net	$—	$(22,962)	$3,359	$(22,262)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,529,419	1,329,843	1,410,345	1,229,083
Share-based compensation	1,435	1,137	4,868	2,397
Contributions from Southwest Gas Holdings, Inc.	86,942	32,461	202,583	131,961
Ending balances	1,617,796	1,363,441	1,617,796	1,363,441
Accumulated other comprehensive loss
Beginning balances	(57,552)	(51,825)	(61,135)	(55,151)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,380	1,027	4,136	3,082
FSIRS amounts reclassified to net income, net of tax	413	783	1,240	2,054
Ending balances	(55,759)	(50,015)	(55,759)	(50,015)
Retained earnings
Beginning balances	908,757	824,847	835,146	782,108
Net income (loss)	(27,544)	(15,973)	102,584	79,568
Share-based compensation	(168)	(139)	(685)	(641)
Dividends declared to Southwest Gas Holdings, Inc.	(29,400)	(27,000)	(85,400)	(79,300)
Ending balances	851,645	781,735	851,645	781,735
Total Southwest Gas Corporation equity ending balances	$2,462,794	$2,144,273	$2,462,794	$2,144,273
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
In October 2021, Southwest Gas Holdings, Inc. (the “Company”) entered into an agreement with Dominion Energy Questar Corporation, a wholly owned subsidiary of Dominion Energy, Inc., to acquire all equity interests in Dominion Energy Questar Pipeline, LLC and related entities (“Questar Pipelines”). Upon closing, Questar Pipelines will operate as part of a standalone subsidiary of the Company, and will undergo new branding at or subsequent to close. The agreement provides for consideration of $1.545 billion in cash (subject to certain adjustments) and assumption of approximately $430 million of existing long-term debt. The agreement contains certain termination rights, including a mutual termination right exercisable at any time and a unilateral termination right exercisable by either party if certain conditions have not been met by December 31, 2021 (the initial termination date), subject to an extension unilaterally exercisable by either party if certain conditions have not been met, subsequently extending the initial termination date through June 30, 2022. The completion of this transaction is subject to closing conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval of certain aspects of the transaction by the Federal Communications Commission. The operations to be acquired would further diversify the Company’s business with an expansion of regulated interstate natural gas pipelines and underground storage services as part of the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”), thereby expanding transportation services into Utah, Wyoming, and Colorado. The Company plans to initially fund this acquisition with a new 364-day term loan, followed by permanent financing. See Note 5 – Debt for more information.
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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operations are generally conducted under the business names of NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), Linetec Services, LLC (“Linetec”), and Riggs Distler & Company, Inc. (“Riggs Distler”). Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern United States (“U.S.”) and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. Centuri completed the acquisition of Drum Parent, Inc. (“Drum”), including Drum’s most significant operating subsidiary, Riggs Distler, in August 2021, thereby expanding Centuri’s electric services footprint in the Northeast and Mid-Atlantic regions of the U.S. See Note 8 - Business Acquisitions for more information.
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole.
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair depiction of results for the interim periods, have been made. In association with the novel Coronavirus (“COVID-19”) pandemic environment, utility operations, and to a large extent, utility infrastructure services, were deemed “essential services.” Management has considered the impact of the pandemic and adjusted certain estimates, where relevant, in the preparation of the condensed consolidated financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Annual Report to Stockholders, which is incorporated by reference into the 2020 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
Other Property and Investments. Other property and investments on the Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Southwest Gas Corporation:
Net cash surrender value of COLI policies	$147,187	$140,874
Other property	2,739	2,737
Total Southwest Gas Corporation	149,926	143,611
Centuri property, equipment, and intangibles	1,592,461	1,089,414
Centuri accumulated provision for depreciation and amortization	(468,206)	(422,741)
Other property and investments	31,153	23,961
Total Southwest Gas Holdings, Inc.	$1,305,334	$834,245
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
Cash and Cash Equivalents.  For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates market value. Cash and cash equivalents of the Company include $55 million of money market fund investments at September 30, 2021, and an insignificant amount at December 31, 2020. The money market fund investments for Southwest were insignificant at both balance sheet dates. These investments fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Typical non-cash investing activities include customer advances applied as contributions toward utility construction activity, and capital expenditures that were not yet paid as of period-end reporting dates, but rather were included in accounts payable. Typical activities that represent aspects of both non-cash investing and non-cash financing activities relate to right-of-use assets obtained in exchange for lease liabilities (including, at times, lease terminations and modifications). Amounts related to these collective activities were immaterial for the periods presented herein. See also Prepaid and other current assets below.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Accounts Receivable, net of allowances. Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s accounts receivable are short-term in nature with no billing due dates customarily extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service and related payment history. Southwest lifted the moratorium on disconnection of natural gas service for non-payment in Arizona and Nevada in September 2021, which was initiated (at the same time as a moratorium on late fees) in March 2020 in response to the COVID-19 pandemic. The moratorium on disconnection continues to be in place for California, and is expected to be lifted in the fourth quarter of 2021. Southwest recommenced assessing late fees on past-due balances in Arizona and Nevada in April 2021, and expects to recommence late fees in California in the fourth quarter of 2021. Southwest is actively working with customers experiencing financial hardship by means of flexible payment options. Management continues to monitor expected credit losses in light of the impact of COVID-19. The allowance for uncollectible accounts receivable balances as of September 30, 2021 reflects the expected impact from the pandemic on balances as of that date, including consideration of customers’ ability to pay those amounts that are due.
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
In mid-February 2021, the central U.S. (from south Texas to North Dakota and the eastern Rocky Mountains) experienced extreme cold temperatures, which increased natural gas demand and caused supply issues due to wellhead freeze-offs, power outages, or other adverse operating conditions upstream of Southwest’s distribution systems. These conditions caused daily natural gas prices to reach unprecedented levels. During this time, Southwest secured natural gas supplies, albeit at substantially higher prices, maintaining service to its customers. The incremental cost for these supplies was approximately $250 million, funded using a 364-day $250 million term loan executed in March 2021 (see Note 5 – Debt). The incremental gas costs are expected to continue to be collected from customers through the purchased gas adjustment (“PGA”) mechanisms.
Following the extreme weather event, an interstate transmission pipeline company billed Southwest, in addition to customary transmission costs, $65 million (later reduced to approximately $55 million) for pipeline imbalance charges, allegedly incurred during the period of the pipeline’s critical operation condition. However, Southwest formally disputed the imbalance charges, in addition to interest on that amount, believing that no amounts were due to the pipeline. In June 2021, the interstate transmission pipeline company requested approval from the Federal Energy Regulatory Commission (the “FERC”) to waive these imbalance charges and interest, affirming that they had the authority to elect the option to waive the underlying charges based on their tariff, but were seeking approval by the FERC for purposes of transparency and regulatory certainty. In August 2021, FERC approval was received. Consequently, no amounts were recognized by Southwest related to the original charge from the pipeline.
Prepaid and other current assets. Prepaid and other current assets includes gas pipe materials and operating supplies of $55 million at September 30, 2021 and $50 million at December 31, 2020 (carried at weighted average cost).
In the third quarter of 2021, the Company and Southwest classified certain assets associated with its previous corporate headquarters as held for sale. As a result, the Company and Southwest reclassified approximately $31 million from Net utility plant to Prepaid and other current assets on their respective Condensed Consolidated Balance Sheets during the third quarter of 2021; this was a non-cash item and therefore did not impact the Company’s or Southwest’s respective Condensed Consolidated Statements of Cash Flows.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments and determined that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. Since December 31, 2020, management also qualitatively assessed whether events during the first nine months of 2021 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. The Riggs Distler acquisition in August 2021 (see further discussion in Note 8 - Business Acquisitions) was deemed a stock purchase for tax purposes, and as a result, only pre-acquisition goodwill that was historically tax-deductible by Riggs Distler will continue to be deductible for tax purposes by the Company. Goodwill on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Total Company
December 31, 2020	$10,095	$335,089	$345,184
Additional goodwill from Riggs Distler acquisition	—	446,794	446,794
Foreign currency translation adjustment	—	(76)	(76)
September 30, 2021	$10,095	$781,807	$791,902
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company includes $35.9 million and $32.6 million of dividends declared as of September 30, 2021 and December 31, 2020, respectively, as well as liabilities included as part of the Riggs Distler acquisition.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Southwest Gas Corporation - natural gas operations segment:
Change in COLI policies	$—	$4,500	$5,800	$1,000	$14,000	$7,200
Interest income	1,365	1,412	3,312	3,214	4,113	4,630
Equity AFUDC	—	1,232	—	3,413	1,311	4,395
Other components of net periodic benefit cost	(3,506)	(5,005)	(10,516)	(15,016)	(15,522)	(18,780)
Miscellaneous income and (expense)	(2,146)	(388)	(3,498)	(3,558)	(4,447)	(5,060)
Southwest Gas Corporation - total other income (deductions)	(4,287)	1,751	(4,902)	(10,947)	(545)	(7,615)
Utility infrastructure services segment:
Foreign transaction gain (loss)	(7)	—	(19)	(16)	(19)	(16)
Miscellaneous income and (expense)	1,182	48	946	(91)	846	(194)
Centuri - total other income (deductions)	1,175	48	927	(107)	827	(210)
Corporate and administrative	—	—	—	8	—	37
Consolidated Southwest Gas Holdings, Inc. - total other income (deductions)	$(3,112)	$1,799	$(3,975)	$(11,046)	$282	$(7,788)
Included in the table above is the change in cash surrender values of COLI policies (including net death benefits recognized). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Refer also to the discussion of Other Property and Investments above and to Note 2 – Components of Net Periodic Benefit Cost.
Redeemable Noncontrolling Interest. In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in Linetec, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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

(Thousands of dollars):	Redeemable Noncontrolling Interest
Balance, December 31, 2020	$165,716
Net income attributable to redeemable noncontrolling interest	5,189
Redemption value adjustment	12,642
Balance, September 30, 2021	$183,547
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(In thousands)	2021	2020	2021	2020	2021	2020
Weighted average basic shares	59,688	56,271	58,639	55,683	58,209	55,508
Effect of dilutive securities:
Management Incentive Plan shares	—	—	—	—	—	3
Restricted stock units (1)	128	86	103	70	103	66
Weighted average diluted shares	59,816	56,357	58,742	55,753	58,312	55,577
(1) The number of securities included 115,000 and 76,000 performance shares during the three months ending September 30, 2021 and 2020, 95,000 and 63,000 performance shares during the nine months ending September 30, 2021 and 2020, and 93,000 and 57,000 performance shares during the twelve months ending September 30, 2021 and 2020, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Contingency. Southwest maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2021 to July 2022, these liability insurance policies require Southwest to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in aggregate claims above its self-insured retention in the policy year. In August 2021, a natural gas pipe was involved in an explosion that injured four individuals and damaged property. The explosion was caused by a leak in the pipe, and is under investigation. Claims are expected to be filed against Southwest. If Southwest is deemed fully or partially responsible, Southwest estimates its exposure could be as much as $5 million (the maximum noted above). As of September 30, 2021, pursuant to Accounting Standards Codification 450, Contingencies, Southwest recorded a $5 million liability related to this incident reflecting the maximum noted above; an estimate of actual loss greater than this exposure (to be covered by insurance) cannot be estimated as of the date these financial statements are issued.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Recently issued accounting pronouncements that will be effective after 2021:
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to Topic 848) to replace a reference rate affected by such reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another rate expected to be discontinued due to reference rate reform. The guidance was eligible to be applied upon issuance on March 12, 2020, and can generally be applied through December 31, 2022, but to date, no further updates have occurred that would extend the optional guidance to the full tenor of LIBOR expiration dates occurring after 2022. Management will monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. It will also monitor further FASB action, if any, in regard to the full tenor of LIBOR expiration dates. See also LIBOR discussion in Note 5 – Debt.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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

	Qualified Retirement Plan
	September 30,
	Three Months		Nine Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$10,289	$8,576	$30,869	$25,725	$39,443	$32,191
Interest cost	10,108	11,388	30,324	34,165	41,714	46,416
Expected return on plan assets	(18,088)	(16,324)	(54,264)	(48,972)	(70,588)	(64,033)
Amortization of net actuarial loss	10,489	9,006	31,467	27,019	40,473	32,608
Net periodic benefit cost	$12,798	$12,646	$38,396	$37,937	$51,042	$47,182

	SERP
	September 30,
	Three Months		Nine Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$131	$97	$394	$292	$491	$359
Interest cost	358	401	1,074	1,204	1,474	1,644
Amortization of net actuarial loss	661	451	1,981	1,353	2,433	1,608
Net periodic benefit cost	$1,150	$949	$3,449	$2,849	$4,398	$3,611

	PBOP
	September 30,
	Three Months		Nine Months		Twelve Months
	2021	2020	2021	2020	2021	2020
(Thousands of dollars)
Service cost	$423	$395	$1,269	$1,186	$1,664	$1,505
Interest cost	549	646	1,645	1,936	2,291	2,697
Expected return on plan assets	(810)	(852)	(2,430)	(2,556)	(3,282)	(3,345)
Amortization of prior service costs	239	289	719	867	1,007	1,185
Net periodic benefit cost	$401	$478	$1,203	$1,433	$1,680	$2,042
For new employees hired on or after January 1, 2022, the defined benefit retirement plan will be replaced with enhanced contributions to the 401(k) plan. The change is not applicable to existing employees, nor to employees hired during the remainder of 2021. Current employees will continue to be eligible to receive employer 401(k) matching contributions on one-half of amounts deferred by them, up to a maximum matching contribution of 3.5% of their eligible annual compensation. Employees hired after 2021 will be eligible for enhanced employer 401(k) contributions of 3% plus a matching contribution (dollar-for-dollar) up to 7% of eligible compensation.
Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas operations segment and Centuri encompasses the utility infrastructure services segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Natural Gas Operations Segment:
Gas operating revenues on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, and various categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Residential	$147,326	$131,008	$743,791	$690,861	$1,011,450	$957,379
Small commercial	48,283	35,204	185,774	159,122	248,193	228,720
Large commercial	14,199	9,942	40,030	32,588	52,075	45,493
Industrial/other	9,608	5,888	30,352	19,089	37,505	25,435
Transportation	21,884	21,040	68,217	65,281	91,151	89,364
Revenue from contracts with customers	241,300	203,082	1,068,164	966,941	1,440,374	1,346,391
Alternative revenue program revenues (deferrals)	12,569	9,199	(5,335)	9,545	(2,740)	7,629
Other revenues (1)	1,979	(1,447)	7,747	(391)	7,432	1,646
Total Gas operating revenues	$255,848	$210,834	$1,070,576	$976,095	$1,445,066	$1,355,666
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms, such as cost-of-service components in customer rates expected to be returned to customers in future periods. Also includes the impacts of a temporary moratorium on late fees and disconnection for nonpayment during the COVID-19 pandemic.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Service Types:
Gas infrastructure services	$393,122	$387,578	$961,836	$935,444	$1,287,552	$1,288,468
Electric power infrastructure services	155,456	115,386	347,061	282,992	475,895	346,432
Other	84,270	77,428	216,551	190,262	301,591	242,364
Total Utility infrastructure services revenues	$632,848	$580,392	$1,525,448	$1,408,698	$2,065,038	$1,877,264

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020	2021	2020	2021	2020
Contract Types:
Master services agreement	$467,869	$437,914	$1,160,199	$1,076,961	$1,573,247	$1,438,540
Bid contract	164,979	142,478	365,249	331,737	491,791	438,724
Total Utility infrastructure services revenues	$632,848	$580,392	$1,525,448	$1,408,698	$2,065,038	$1,877,264

Unit price contracts	$406,404	$377,284	$1,002,779	$985,673	$1,373,746	$1,359,352
Fixed price contracts	64,632	46,379	149,681	109,935	197,447	142,356
Time and materials contracts	161,812	156,729	372,988	313,090	493,845	375,556
Total Utility infrastructure services revenues	$632,848	$580,392	$1,525,448	$1,408,698	$2,065,038	$1,877,264

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), which are both included within Accounts receivable, net of allowances; the table also includes amounts billed in excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of September 30, 2021 and December 31, 2020 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Contracts receivable, net	$381,387	$278,316
Revenue earned on contracts in progress in excess of billings	207,318	96,996
Amounts billed in excess of revenue earned on contracts	19,954	4,507
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2020 to September 30, 2021 is due to revenue recognized of approximately $4.5 million that was included in this item as of January 1, 2021, after which time it became earned and the balance was reduced; the change also includes increases due to cash received, net of revenue recognized during the period, related to contracts that commenced during the period.
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
As of September 30, 2021, Centuri had 18 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2021 was $53.8 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Billed on completed contracts and contracts in progress	$380,484	$273,778
Other receivables	2,844	6,692
Contracts receivable, gross	383,328	280,470
Allowance for doubtful accounts	(1,941)	(2,154)
Contracts receivable, net	$381,387	$278,316

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074). The following table provides the activity under the Equity Shelf Program for the three-month and life-to-date periods ended September 30, 2021:

	Three Months Ended	Life-To-Date Ended
	September 30, 2021
Gross proceeds	$87,819,931	$158,180,343
Less: agent commissions	(878,199)	(1,581,803)
Net proceeds	$86,941,732	$156,598,540
Number of shares sold	1,251,810	2,302,407
Weighted average price per share	$70.15	$68.70
As of September 30, 2021, the Company had up to $341,819,657 in common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for the repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, term loan, or future credit facilities), and to provide for working capital.
During the quarter ended March 31, 2021, the Company sold essentially all of the remaining common stock available for sale under a previously effective equity shelf program.
During the nine months ended September 30, 2021, the Company issued approximately 47,500 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the nine months ended September 30, 2021, the Company issued 130,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $8.5 million.
On October 10, 2021, the Company’s Board of Directors (the “Board”) authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each share of common stock outstanding, $1 par value per share, of the Company to stockholders of record at the close of business on October 21, 2021. Each right entitles the registered holder to purchase from the Company one ten-thousandth (a “unit”) of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company at a purchase price of $321.70 per unit, subject to adjustment. Generally, the Rights become exercisable in the event any person or group of affiliated or associated persons acquires beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of the Company’s common stock without the approval of the Board, and until such time, are inseparable from and trade with the Company’s common stock. The Rights were issued pursuant to the Rights Agreement dated October 10, 2021 (the “Rights Agreement”), between the Company and Equiniti Trust Company, as rights agent. The Rights expire at the close of business on October 9, 2022 or upon an earlier merger or other acquisition transaction involving the Company, redemption, or exchange as provided in the Rights Agreement.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$167,755	$125,000	$174,858
Notes, 3.875%, due 2022	250,000	252,208	250,000	258,825
Notes, 4.875%, due 2043	250,000	307,385	250,000	317,190
Notes, 3.8%, due 2046	300,000	326,058	300,000	347,046
Notes, 3.7%, due 2028	300,000	331,536	300,000	344,553
Notes, 4.15%, due 2049	300,000	343,950	300,000	370,278
Notes, 2.2%, due 2030	450,000	447,287	450,000	474,552
Notes, 3.18%, due 2051	300,000	291,351	—	—
8% Series, due 2026	75,000	94,752	75,000	99,723
Medium-term notes, 7.78% series, due 2022	25,000	25,513	25,000	26,663
Medium-term notes, 7.92% series, due 2027	25,000	31,936	25,000	33,802
Medium-term notes, 6.76% series, due 2027	7,500	9,116	7,500	9,613
Unamortized discount and debt issuance costs	(20,727)		(17,822)
	2,386,773		2,089,678
Revolving credit facility and commercial paper	—	—	150,000	150,000
Industrial development revenue bonds:
Variable-rate bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,916)		(1,472)
	198,084		198,528
Less: current maturities	(275,000)		—
Long-term debt, less current maturities - Southwest Gas Corporation	$2,309,857		$2,438,206
Centuri:
Centuri term loan facility	$1,145,000	$1,146,431	$226,648	$230,824
Unamortized debt issuance costs	(25,385)		(820)
	1,119,615		225,828
Centuri secured revolving credit facility	112,236	112,348	26,626	26,645
Centuri other debt obligations	54,346	52,682	81,973	84,246
Less: current maturities	(22,271)		(40,433)
Long-term debt, less current maturities - Centuri	$1,263,926		$293,994
Consolidated Southwest Gas Holdings, Inc.:
Southwest Gas Corporation long-term debt	$2,584,857		$2,438,206
Centuri long-term debt	1,286,197		334,427
Less: current maturities	(297,271)		(40,433)
Long-term debt, less current maturities - Southwest Gas Holdings, Inc.	$3,573,783		$2,732,200

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

The fair values of Southwest's and Centuri’s revolving credit facilities and Southwest’s IDRBs are categorized as Level 1 based on the FASB’s fair value hierarchy, due to the ability to access similar debt arrangements at measurement dates with comparable terms, including variable/market rates. The fair values of Southwest’s debentures (which include senior and medium-term notes) and Centuri's term loan facility as of September 30, 2021 were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy. Prior to amending its secured revolving credit and term loan facility in the third quarter 2021 (see below), the Centuri credit facility was categorized as Level 3, as fair values were based on a conventional discounted cash flow methodology utilizing current market pricing yield curves.
Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either LIBOR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2021, the applicable margin is 1.125% for loans bearing interest with reference to LIBOR and 0.125% for loans bearing interest with reference to the alternative base rate. At September 30, 2021, no borrowings were outstanding on the long-term portion (including under the commercial paper program, discussed below) of the facility or on the short-term portion of this credit facility discussed below.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At September 30, 2021, as noted above, no borrowings were outstanding under the commercial paper program.
In August 2021, Southwest issued $300 million aggregate principal amount of 3.18% Senior Notes at a discount of 0.019%. The notes will mature in August 2051. Southwest used the net proceeds from the offering to repay the outstanding balance under its credit facility, with the remaining net proceeds used for general corporate purposes.
As referred to above, on August 27, 2021, Centuri, in association with the acquisition of Riggs Distler (see Note 8 - Business Acquisitions), entered into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility, at a discount of 1.00%, and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the previous $590 million loan facility. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. Amounts borrowed and repaid under the revolving line of credit portion of the facility are available to be re-borrowed. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. The term loan facility matures on August 27, 2028 and the revolving credit facility matures on August 27, 2026.
Interest rates for the term loan facility and the revolving credit facility are based on either a “base rate” or LIBOR, plus an applicable margin in either case. The term loan facility is also subject to a LIBOR floor of 0.50%. Furthermore, Centuri Canada Division Inc. may borrow under the revolving credit facility with interest rates based on either a “base rate” or the Canadian Dealer Offered Rate (“CDOR”) plus the applicable margin, at the borrower’s option. The margin for the term loan facility will be 1.50% for base rate loans and 2.50% for LIBOR loans. The margin for the revolving credit facility ranges from 0.0% to 1.25% for base rate loans and from 1.00% to 2.25% for LIBOR loans, depending on Centuri’s net leverage ratio. Upon the occurrence of certain events providing for a transition away from LIBOR, or if LIBOR is no longer a widely recognized benchmark rate, Centuri may further amend the credit agreement with a replacement rate as set forth in the amended agreement. Centuri is also required to pay a commitment fee on the unused portion of the commitments. The commitment fee ranges from 0.15% to 0.35% per annum. The credit agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default. There are no financial covenants related to the term loan facility. The revolving credit facility requires Centuri to maintain a maximum total net leverage ratio of 5.50 to 1.00 with a step-down to 4.75 to 1.0 on December 31, 2022, and a step-down to 4.00 to 1.00 on December 31, 2023; provided, however, Centuri may elect to increase the maximum total net leverage ratio up to 4.50 to 1.00 in connection with certain material acquisitions, with such increase being applicable for one year following such acquisition; and the agreement also requires Centuri to maintain a minimum interest coverage ratio of 2.50 to 1.00. Centuri’s assets securing the facility at September 30, 2021 totaled $2.6 billion. At September 30, 2021, $1.257 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Short-Term Debt
Southwest Gas Holdings, Inc. has a $100 million credit facility that is scheduled to expire in April 2025 and is primarily used for short-term financing needs. There was $22 million outstanding under this credit facility as of September 30, 2021.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at September 30, 2021.
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
On November 1, 2021, the Company entered into a 364-day term loan credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $1.6 billion delayed-draw term loan (the “Term Loan Facility”) to fund and to pay fees, commissions, and expenses related to the Term Loan Facility and the acquisition by the Company of the equity interests in Questar Pipelines. The Term Loan Facility matures 364 days from the date of the funding of the Term Loan Facility.
The interest rate for the Term Loan Facility is based on either “base rate” or LIBOR, plus an applicable margin in either case. The applicable margin for the Term Loan Facility will be 0% to 0.50% for base rate loans and 0.75% to 1.50% for LIBOR loans, depending on the applicable pricing level in effect. Each of the interest rate spreads will increase by 0.25% at certain time intervals after the funding date. The commitment fee ranges from 0.060% to 0.175% per calendar quarter commencing January 3, 2022, depending on the applicable pricing level in effect. The pricing levels are based on the Company’s senior debt ratings. The interest rate is subject to customary benchmark replacement provisions.
The Credit Agreement contains representations and warranties, affirmative, negative, and financial covenants and events of default substantially similar to the Company’s existing credit facility. Subject to certain exceptions, after the funding date, the Company must make a mandatory prepayment from 100% of the net cash proceeds received by the Company or any of its subsidiaries from any debt offerings or equity issuances and/or 100% of the committed amount under any specified acquisition financings.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$239	$(56)	$183	$289	$(69)	$220
Amortization of net actuarial (gain)/loss	11,151	(2,677)	8,474	9,457	(2,270)	7,187
Regulatory adjustment	(9,575)	2,298	(7,277)	(8,394)	2,014	(6,380)
Pension plans other comprehensive income (loss)	1,815	(435)	1,380	1,352	(325)	1,027
FSIRS (designated hedging activities):
Amounts reclassified into net income	544	(131)	413	1,030	(247)	783
FSIRS other comprehensive income (loss)	544	(131)	413	1,030	(247)	783
Total other comprehensive income (loss) - Southwest Gas Corporation	2,359	(566)	1,793	2,382	(572)	1,810
Foreign currency translation adjustments:
Translation adjustments	(2,056)	—	(2,056)	1,024	—	1,024
Foreign currency other comprehensive income (loss)	(2,056)	—	(2,056)	1,024	—	1,024
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$303	$(566)	$(263)	$3,406	$(572)	$2,834

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$719	$(172)	$547	$867	$(208)	$659
Amortization of net actuarial (gain)/loss	33,448	(8,028)	25,420	28,372	(6,809)	21,563
Regulatory adjustment	(28,725)	6,894	(21,831)	(25,184)	6,044	(19,140)
Pension plans other comprehensive income (loss)	5,442	(1,306)	4,136	4,055	(973)	3,082
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,632	(392)	1,240	2,703	(649)	2,054
FSIRS other comprehensive income (loss)	1,632	(392)	1,240	2,703	(649)	2,054
Total other comprehensive income (loss) - Southwest Gas Corporation	7,074	(1,698)	5,376	6,758	(1,622)	5,136
Foreign currency translation adjustments:
Translation adjustments	(324)	—	(324)	(1,187)	—	(1,187)
Foreign currency other comprehensive income (loss)	(324)	—	(324)	(1,187)	—	(1,187)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$6,750	$(1,698)	$5,052	$5,571	$(1,622)	$3,949

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

	Twelve Months Ended September 30, 2021			Twelve Months Ended September 30, 2020
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(57,539)	$13,809	$(43,730)	$(71,087)	$17,061	$(54,026)
Amortization of prior service cost	1,007	(241)	766	1,185	(284)	901
Amortization of net actuarial (gain)/loss	42,906	(10,298)	32,608	34,216	(8,212)	26,004
Prior service cost	—	—	—	(1,878)	452	(1,426)
Regulatory adjustment	3,894	(935)	2,959	27,803	(6,673)	21,130
Pension plans other comprehensive income (loss)	(9,732)	2,335	(7,397)	(9,761)	2,344	(7,417)
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,176	(523)	1,653	3,539	(850)	2,689
FSIRS other comprehensive income (loss)	2,176	(523)	1,653	3,539	(850)	2,689
Total other comprehensive income (loss) - Southwest Gas Corporation	(7,556)	1,812	(5,744)	(6,222)	1,494	(4,728)
Foreign currency translation adjustments:
Translation adjustments	2,576	—	2,576	(280)	—	(280)
Foreign currency other comprehensive income (loss)	2,576	—	2,576	(280)	—	(280)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(4,980)	$1,812	$(3,168)	$(6,502)	$1,494	$(5,008)
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
Approximately $828,000 of realized losses (net of tax) related to the remaining balance of Southwest’s previously settled forward-starting interest rate swap (“FSIRS”), included in AOCI at September 30, 2021, will be reclassified into interest expense within the next 6 months (the remainder of the amortization period for the balance) as the related interest payments on long-term debt occur.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$132	$—	$132	$(61,003)
Translation adjustments	—	—	—	—	—	—	(324)	—	(324)	(324)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(324)	—	(324)	(324)
FSIRS amount reclassified from AOCI (1)	—	—	—	1,632	(392)	1,240	—	—	—	1,240
Amortization of prior service cost (2)	719	(172)	547	—	—	—	—	—	—	547
Amortization of net actuarial loss (2)	33,448	(8,028)	25,420	—	—	—	—	—	—	25,420
Regulatory adjustment (3)	(28,725)	6,894	(21,831)	—	—	—	—	—	—	(21,831)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	5,442	(1,306)	4,136	1,632	(392)	1,240	(324)	—	(324)	5,052
Ending Balance AOCI September 30, 2021	$(72,278)	$17,347	$(54,931)	$(1,087)	$259	$(828)	$(192)	$—	$(192)	$(55,951)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2020	$(77,720)	$18,653	$(59,067)	$(2,719)	$651	$(2,068)	$(61,135)
FSIRS amount reclassified from AOCI (5)	—	—	—	1,632	(392)	1,240	1,240
Amortization of prior service cost (6)	719	(172)	547	—	—	—	547
Amortization of net actuarial loss (6)	33,448	(8,028)	25,420	—	—	—	25,420
Regulatory adjustment (7)	(28,725)	6,894	(21,831)	—	—	—	(21,831)
Net current period other comprehensive income attributable to Southwest Gas Corporation	5,442	(1,306)	4,136	1,632	(392)	1,240	5,376
Ending Balance AOCI September 30, 2021	$(72,278)	$17,347	$(54,931)	$(1,087)	$259	$(828)	$(55,759)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Net actuarial loss	$(469,335)	$(502,783)
Prior service cost	(1,768)	(2,487)
Less: amount recognized in regulatory assets	398,825	427,550
Recognized in AOCI	$(72,278)	$(77,720)
Note 7 – Segment Information
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
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Centuri accounts receivable for services provided to Southwest	$15,376	$13,956
Utility infrastructure services total assets increased significantly since December 31, 2020, primarily due to Centuri’s acquisition of Riggs Distler (see Note 8 - Business Acquisitions), as follows:

(Thousands of dollars)	September 30, 2021	December 31, 2020
Centuri segment assets	$2,671,974	$1,475,237

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

In order to reconcile (below) to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas operations and utility infrastructure services segments is as follows:

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Three Months Ended September 30, 2021
Revenues from external customers	$255,848	$606,006	$—	$861,854
Intersegment revenues	—	26,842	—	26,842
Total	$255,848	$632,848	$—	$888,696
Segment net income (loss)	$(27,544)	$18,540	$(2,572)	$(11,576)

Three Months Ended September 30, 2020
Revenues from external customers	$210,834	$548,300	$—	$759,134
Intersegment revenues	—	32,092	—	32,092
Total	$210,834	$580,392	$—	$791,226
Segment net income (loss)	$(15,973)	$34,873	$(627)	$18,273

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Nine Months Ended September 30, 2021
Revenues from external customers	$1,070,576	$1,450,719	$—	$2,521,295
Intersegment revenues	—	74,729	—	74,729
Total	$1,070,576	$1,525,448	$—	$2,596,024
Segment net income (loss)	$102,584	$32,797	$(4,545)	$130,836

Nine Months Ended September 30, 2020
Revenues from external customers	$976,095	$1,306,481	$—	$2,282,576
Intersegment revenues	—	102,217	—	102,217
Total	$976,095	$1,408,698	$—	$2,384,793
Segment net income (loss)	$79,568	$50,936	$(1,724)	$128,780

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Twelve Months Ended September 30, 2021
Revenues from external customers	$1,445,066	$1,957,667	$—	$3,402,733
Intersegment revenues	—	107,371	—	107,371
Total	$1,445,066	$2,065,038	$—	$3,510,104
Segment net income (loss)	$182,134	$56,723	$(4,477)	$234,380

Twelve Months Ended September 30, 2020
Revenues from external customers	$1,355,666	$1,738,430	$—	$3,094,096
Intersegment revenues	—	138,834	—	138,834
Total	$1,355,666	$1,877,264	$—	$3,232,930
Segment net income (loss)	$155,993	$66,615	$(2,110)	$220,498

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Note 8 - Business Acquisitions
On August 27, 2021, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of a privately held regional infrastructure services business, Drum Parent, Inc. (“Drum”), for $830.4 million in cash consideration, and also assumed a long-term financing lease obligation. Drum, and its primary subsidiary Riggs Distler & Company, Inc. (“Riggs Distler”), are now wholly owned subsidiaries of the Company.
The acquisition extended the utility services operations in the northeastern region of the U.S. and provides additional opportunities for expansion of the amount of work Centuri performs for electric and gas utilities. Funding for the acquisition was provided by proceeds from Centuri’s new term loan facility, as described in Note 5 – Debt.
The Company is currently performing a detailed valuation analysis of the assets and liabilities of the acquired company, which was substantially completed during the third quarter of 2021. Certain payments were estimated as of the acquisition date and will be adjusted when paid. The necessary analysis will consider acquired intangibles (including customer relationships, trademarks, and backlog). Based on preliminary results, a substantial portion of the purchase price will be allocated to goodwill and other finite-lived intangible assets.
Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including those indicated above. The gross contractual receivable is $81 million, exclusive of $12 million representing specific customer accounts that were deemed uncollectible. Of the $12 million, any amounts subsequently collected prior to December 31, 2021 would pass to the sellers. Due to the estimations made, the final purchase accounting has not yet been completed. Further refinement is expected to occur, including potential changes to income taxes, fixed assets, and intangibles.
The preliminary estimated fair values of assets acquired and liabilities assumed as of August 27, 2021, are as follows (in millions of dollars):

Cash and cash equivalents	$1.9
Accounts receivable	69.1
Contract assets	40.1
Income taxes receivable, net	0.7
Right of use assets under operating leases	1.5
Prepaid expenses	5.2
Property and equipment	118.1
Intangible assets	335.0
Goodwill	446.8
Total assets acquired	1,018.4

Trade and other payables	46.2
Finance lease obligations	27.5
Contract liabilities	12.7
Operating lease obligations	1.5
Other liabilities	5.3
Deferred tax liabilities	94.8
Total liabilities assumed	188.0
Net assets acquired	$830.4

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

The amounts allocated to major classes of intangibles are as follows:

(Thousands of dollars)	Estimated fair Value	Estimated Weighted Average Useful Life in Years
Backlog	$5,000	1
Trade names	60,000	15
Customer relationships	270,000	19
	$335,000
The Company incurred and expensed acquisition costs of $14 million which were included in Utility infrastructure services expenses on the Company’s Condensed Consolidated Statement of Income. Acquisition-related costs of $13.2 million and $14 million were incurred during the three and nine months ended September 30, 2021, respectively.
The preliminary allocation of the purchase price of Drum was accounted for in accordance with applicable accounting guidance. Goodwill consists of the value associated with the assembled workforce, consolidation of operations, and the estimated economic value attributable to future opportunities related to the transaction. As the business of Drum was deemed a stock purchase for tax purposes, only pre-acquisition goodwill of $76 million that was historically tax-deductible by Riggs will continue to be deductible for tax purposes by the Company.
The following unaudited pro forma financial information reflects the consolidated results of operations of the Company assuming the acquisition had taken place on January 1, 2020. The most significant pro forma adjustments relate to: (i) reflecting approximately $30 million in transaction costs (incurred by Centuri and Riggs Distler) in the nine months ended September 30, 2020, and excluding such costs from the three and nine month periods ended September 30, 2021, and (ii) reflecting incremental interest expense related to the new loan facility of $7 million and $27 million in the three and nine month periods, respectively, ended September 30, 2021, and approximately $9 million and $24.5 million in the comparable periods in 2020. This information is preliminary in nature and subject to change based upon final purchase price adjustments. Amounts are in thousands of dollars, except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating revenues	$956,120	$907,512	$2,903,658	$2,702,062
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(8,918)	$12,688	$120,828	$84,049
Basic earnings (loss) per share	$(0.15)	$0.23	$2.06	$1.51
Diluted earnings (loss) per share	$(0.15)	$0.23	$2.06	$1.51
Actual results from operations for Riggs Distler, excluding transaction costs and interest expense on acquisition related debt incurred by Centuri, included in the Consolidated Statements of Income since the date of acquisition are as follows (in thousands of dollars):

Nine Months Ended September 30, 2021
Utility infrastructure services revenues	$49,520
Net income attributable to Southwest Gas Holdings, Inc.	$1,646

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
In October 2021, the Company entered into an agreement for the acquisition of Dominion Energy Questar Pipeline, LLC and related entities (“Questar Pipelines”), including an essential Rocky Mountain energy hub with 2,160-miles of highly contracted, FERC-regulated interstate natural gas pipelines providing transportation and underground storage services in Utah, Wyoming, and Colorado. The operations to be acquired would further diversify the Company’s business with an expansion of FERC-regulated interstate natural gas pipelines and underground storage services, thereby expanding transportation services into Utah, Wyoming, and Colorado. The Company plans to initially fund this acquisition with a new 364-day term loan, followed by permanent financing. The transaction is expected to be completed near year-end 2021. The acquisition remains subject to certain conditions and approvals, and we can provide no assurances that it will be completed within the anticipated timeline or at all. See Note 1 – Background, Organization, and Summary of Significant Accounting Policies for additional information.
On October 10, 2021, our Board of Directors (the “Board”) authorized and declared a dividend of one preferred stock purchase right for each share of common stock outstanding to stockholders of record at the close of business on October 21, 2021. See Note 4 – Common Stock.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. Southwest is also the largest distributor of natural gas in Nevada, serving the majority of southern Nevada, including the Las Vegas metropolitan area, and portions of northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County. Through its subsidiaries, Southwest operates two federally regulated interstate pipelines serving portions of the foregoing northern territories of Nevada and California.
As of September 30, 2021, Southwest had 2,147,000 residential, commercial, industrial, and other natural gas customers, of which 1,146,000 customers were located in Arizona, 799,000 in Nevada, and 202,000 in California. Over the past twelve months, first-time meter sets were approximately 37,000, the same as for the twelve months ended September 2020. In comparison to the September 30, 2020 total of 2,112,000 customers, there was an offsetting decrease related to management’s lifting its moratorium on disconnection of service for non-payment. Southwest implemented the moratorium in March 2020 and also ceased charging late fees due to the COVID-19 pandemic. Southwest recommenced assessing late fees in Nevada and Arizona in April 2021, and expects to recommence late fees in California in the fourth quarter of 2021. The moratorium on disconnections for non-payment was lifted in September 2021 for Arizona and Nevada. The moratorium continues to be in place for California, which is expected to be lifted in the fourth quarter 2021. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2021, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. While these general patterns are expected to remain materially consistent for the foreseeable future, the continuing COVID-19 pandemic, as discussed further below, could impact these statistics and associated patterns in the short term.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as gas operating revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because natural gas operating revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of Gross margin to

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
Centuri is a comprehensive utility infrastructure services enterprise dedicated to delivering a diverse array of solutions to North America’s gas and electric providers. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy distribution systems. Centuri operates in 69 primary locations across 45 states and provinces in the United States (“U.S.”) and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, Inc. (“Riggs Distler”), and in Canada, primarily as NPL Canada. In June 2021, Centuri entered into an agreement for the acquisition of Drum Parent, Inc. (“Drum”) and its U.S. operations, consisting principally of the utility infrastructure services operations of Drum’s primary subsidiary, Riggs Distler, serving utility customers in the Northeast and Mid-Atlantic regions. The transaction was completed in August 2021. Information surrounding this acquisition can be found in Note 8 - Business Acquisitions.
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
COVID-19 Pandemic
While the novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020, management has remained focused on the impacts to local and U.S. economies, including the breadth of vaccine deployment, the level of commerce/employment, as well as impacts from new virus variants on these economies. Our utility operations, as essential services, have been ongoing during this time and Southwest has continued to provide services to meet the demand of its customers. Consistent with federal and state guidelines and protocols, Southwest has continued to operate across its territories. Similarly, Centuri has continued nearly all operations from the outset of the pandemic in the U.S., and demand has not significantly diminished. For the duration of the pandemic, the ability to work may nonetheless be impacted by individuals contracting or being exposed to COVID-19, governmental requirements or restrictions in some of the Company’s jurisdictions, or by management imposed restrictions for safety precautions; to date, these factors have not had a significant impact on the Company’s ability to maintain operations. Employees at some offices (including corporate headquarters) continue to work from home on a temporary basis; Southwest has introduced plans for employees to begin returning to the office environment at the safest, most appropriate time, which is currently anticipated in the first quarter of 2022, while Centuri employees have resumed work in the office. At the same time, management is also focused on the need for adaptability in an environment of virus variants and governmental actions related thereto. Both segments continue to facilitate administration, communication, and all critical functions, supported by deployed technology whenever employees are working remotely. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
As noted earlier, management had a moratorium on natural gas disconnections for non-payment that was lifted in our Nevada and Arizona jurisdictions in the third quarter of 2021, with the expectation to lift the moratorium in California in the fourth quarter of 2021. Southwest continues to work with customers experiencing financial hardship through flexible payment arrangements. Management also continues to coordinate with certain governmental and nonprofit entities for customer payment assistance. Management has increased the allowance for uncollectibles; however, neither this nor other measures associated with the moratorium have had a material impact on our financial position overall. See Accounts receivable, net of allowances in Note 1 – Background, Organization, and Summary of Significant Accounting Policies. In the utility infrastructure services segment, a limited number of Centuri customers at the outset of the pandemic delayed some projects, and crews were temporarily reduced; however, most work continued, while following appropriate government protocols. Some crew reductions are ongoing in specific areas; however, the associated revenue impacts have not been significant. Management continues to monitor these circumstances, the future impacts of which are not currently known, such as the impact from business curtailments, weak market conditions, or any restrictions that may limit the timing of fulfillment by Centuri of its contractual obligations.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

The extent to which COVID-19 may adversely impact the Company’s business depends on future developments, including the timing of full resumption of commerce across our service territories, the deployment of vaccines and population immunity, the state of local and North American economies, and impacts of these collective conditions on our customers, in addition to other unmitigated effects related to the virus and its variants. Management does not currently expect the impact of these conditions to be material to the Company’s liquidity or financial position overall; however, continued uncertainty of economic and operational impacts means management cannot predict whether the related financial impact in future periods will be different from impacts reflected for the three, nine, and twelve months ended September 30, 2021. In anticipation of a redeployment of employees to their normal work locations, management created a multi-phase reintegration plan to safeguard the well-being of our teams. Management will continue to monitor developments by government officials, and those affecting employees, customers, and operations, and will take additional steps as necessary to address impacts from the pandemic. Events and circumstances arising after September 30, 2021, including those resulting from COVID-19, will be reflected in management’s estimates for future periods.
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
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations. As needed, certain items are covered in greater detail in later sections of MD&A. As reflected in the table below, the natural gas operations segment accounted for an average of 74% of twelve-month-to-date consolidated net income over the past two years. Natural gas sales are seasonal, peaking during the winter months; therefore, results of operations for interim periods are not necessarily indicative of results for a full year.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
(In thousands, except per share amounts)	2021	2020	2021	2020	2021	2020
Contribution to net income
Natural gas operations	$(27,544)	$(15,973)	$102,584	$79,568	$182,134	$155,993
Utility infrastructure services	18,540	34,873	32,797	50,936	56,723	66,615
Corporate and administrative	(2,572)	(627)	(4,545)	(1,724)	(4,477)	(2,110)
Net income (loss)	$(11,576)	$18,273	$130,836	$128,780	$234,380	$220,498

Weighted average common shares	59,688	56,271	58,639	55,683	58,209	55,508
Basic earnings (loss) per share
Consolidated	$(0.19)	$0.32	$2.23	$2.31	$4.03	$3.97

Natural Gas Operations
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$62,681	$57,188	$392,190	$354,854	$566,065	$524,010
Plus:
Operations and maintenance (excluding Admin. & General) expense	68,098	61,383	194,471	182,761	255,434	244,573
Depreciation and amortization expense	61,359	55,942	187,688	173,865	249,118	230,158
Operating margin	$192,138	$174,513	$774,349	$711,480	$1,070,617	$998,741

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

3rd Quarter 2021 Overview
Natural gas operations highlights include the following:

•37,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $18 million
•Issued $300 million in 3.18% 30-year Notes
Utility infrastructure services highlights include the following:

•Utility infrastructure services revenues increased $52 million, or 9%
•Completed the acquisition of Riggs Distler for $830 million in August 2021
•$13 million of acquisition costs incurred
•Amended and restated credit agreement in connection with the Riggs Distler acquisition; $1.145 billion secured term loan facility and $400 million secured revolving credit facility

Southwest Gas Holdings highlights include the following:
•Announced planned acquisition of Questar Pipelines for $1.545 billion in cash (subject to certain adjustments) and assumption of approximately $430 million of existing long-term debt
•Authorized a preferred stock purchase right for each outstanding common share
•Amended and Restated Bylaws

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Natural Gas Operations
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$255,848	$210,834
Net cost of gas sold	63,710	36,321
Operating margin	192,138	174,513
Operations and maintenance expense	119,708	101,159
Depreciation and amortization	61,359	55,942
Taxes other than income taxes	20,109	15,787
Operating income (loss)	(9,038)	1,625
Other income (deductions)	(4,287)	1,751
Net interest deductions	24,922	26,103
Loss before income taxes	(38,247)	(22,727)
Income tax benefit	(10,703)	(6,754)
Contribution to consolidated results	$(27,544)	$(15,973)
Contribution from natural gas operations decreased $11.6 million between the third quarters of 2021 and 2020. The decline was primarily due to an increase in Operations and maintenance expense, higher Depreciation and amortization, and a decrease in Other income, offset by an increase in Operating margin.
Operating margin increased $18 million. Approximately $2 million of incremental margin was attributable to customer growth from 37,000 first-time meter sets during the last twelve months. Rate relief in Arizona, Nevada, and California added $13 million of margin. Also contributing to the increase were late fees that were $1.5 million greater in the current quarter due to lifting the moratorium on such fees in Arizona and Nevada that had been in place since March 2020. Amounts collected from and returned to customers associated with regulatory account balances, as well as differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms, also impacted the variance between quarters.
Operations and maintenance expense increased $18.5 million between quarters reflecting a $5 million legal reserve (as described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies), a $1.7 million increase in the service-related component of employee pension costs, and $2.2 million of incremental temporary staffing, training, and stabilization costs associated with a new customer information system implemented in May 2021. In addition, the timing of vacation, other time-off, and miscellaneous employee benefits resulted in an increase of $2.5 million when compared to the COVID-impacted third quarter of 2020. Increased expenditures for pipeline damage prevention programs, higher travel and training costs, and general cost increases were also recognized in the current quarter.
Depreciation and amortization expense increased $5.4 million, or 10%, between quarters, primarily due to a $574 million, or 7%, increase in average gas plant in service compared to the corresponding quarter a year ago, including the replacement of the customer information system, which occurred in May 2021. Software/systems have shorter useful lives than pipeline assets. Amortization related to regulatory account recoveries increased approximately $1.5 million between quarters and is also reflected as an increase in Operating margin above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Taxes other than income taxes increased $4 million between quarters primarily due to an increase in Arizona property taxes.
Other income decreased $6 million, including a decline in income from COLI policies. The current quarter reflects no change in COLI policy cash surrender values, while the prior-year quarter reflected a $4.5 million increase. These fluctuations primarily result from changes in the portion of the cash surrender values that are associated with equity securities, and are directionally consistent with the broader securities markets. Amounts associated with the allowance for funds used during construction (“AFUDC”) decreased $1.2 million in the current quarter compared to the prior year quarter due to an update to the assumptions related to the impact short-term borrowings have on AFUDC. Partially offsetting these combined impacts is a decrease in the non-service-related components of employee pension and other postretirement benefit costs between quarters.
Net interest deductions decreased $1 million in the third quarter of 2021, as compared to the prior-year quarter, primarily due to a decrease in the amortization of an interest-related regulatory balance in Arizona.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Natural Gas Operations
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$1,070,576	$976,095
Net cost of gas sold	296,227	264,615
Operating margin	774,349	711,480
Operations and maintenance expense	328,980	303,567
Depreciation and amortization	187,688	173,865
Taxes other than income taxes	60,134	47,507
Operating income	197,547	186,541
Other income (deductions)	(4,902)	(10,947)
Net interest deductions	71,263	75,152
Income before income taxes	121,382	100,442
Income tax expense	18,798	20,874
Contribution to consolidated net income	$102,584	$79,568
Contribution from natural gas operations to consolidated net income increased $23 million between the first nine months of 2021 and 2020. The increase was primarily due to an improvement in Operating margin and Other income (deductions) and a decline in Net interest deductions, offset by increases in Depreciation and amortization, Operations and maintenance expense, and Taxes other than income taxes.
Operating margin increased $62.9 million, including $10 million attributable to customer growth. Rate relief contributed an additional $46 million in operating margin. Late fees also increased (approximately $725,000), as the moratorium due to COVID was lifted and charges re-commenced, as described earlier. Residual impacts include those related to regulatory mechanisms, including recovery/return of regulatory program balances (primarily offset in amortization expense), in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense increased $25.4 million, or 8%, between periods, including a $5 million legal reserve in the third quarter of 2021 and a $5 million increase in the service-related component of pension cost. Other increases include expenditures for pipeline integrity management and damage prevention programs associated with a growing infrastructure and customer base, and increases in customer service-related and information technology costs.
Depreciation and amortization expense increased $13.8 million, or 8%, between periods primarily due to a $557 million, or 7%, increase in average gas plant in service between periods. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of the customer information system in May 2021. Recoveries associated with regulatory program balances, as noted above, resulted in a $3 million increase in amortization expense compared to the first nine months of 2020.
Taxes other than income taxes increased $12.6 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in the California and Nevada jurisdictions.
Other income (deductions) improved $6 million overall between periods. The current period reflects $5.8 million in income from the combined effects of an increase in COLI policy cash surrender values and recognized death benefits, while the prior-year period reflected $1 million in COLI-related income. The non-service cost components of employee pension and other postretirement benefit costs were $4.5 million lower between periods. Lower equity AFUDC partially offset the improvements in the current period.
Net interest deductions decreased $3.9 million between periods primarily due to amortization of an interest-related regulatory balance in Arizona.
The income tax amount in both quarters includes the amortization of Excess Accumulated Deferred Income Tax (“EADIT”) balances and the impacts of COLI cash surrender value increases, which are recognized without tax consequences.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Natural Gas Operations
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020
Gas operating revenues	$1,445,066	$1,355,666
Net cost of gas sold	374,449	356,925
Operating margin	1,070,617	998,741
Operations and maintenance expense	431,795	406,169
Depreciation and amortization	249,118	230,158
Taxes other than income taxes	76,087	63,195
Operating income	313,617	299,219
Other income (deductions)	(545)	(7,615)
Net interest deductions	97,259	100,115
Income before income taxes	215,813	191,489
Income tax expense	33,679	35,496
Contribution to consolidated net income	$182,134	$155,993
Contribution to consolidated net income from natural gas operations increased $26 million between the twelve-month periods ended September 2021 and 2020. The increase was due primarily to an increase in Operating margin and Other income, offset by increases in Operations and maintenance expense, Depreciation and amortization, and Taxes other than income taxes.
Operating margin increased $72 million between periods. Customer growth provided $13 million, and combined rate relief provided $52 million of incremental operating margin. Offsetting these impacts was a reduction in late fees ($817,000) due to the pandemic-period moratorium on these fees from March 2020 through March 2021 (resuming in Arizona and Nevada in April 2021). Regulatory account balance return/recoveries impacted both periods, in addition to margin from customers outside the decoupling mechanisms.
Operations and maintenance expense increased $26 million, or 6%, between periods primarily due to higher legal-claim related costs as noted earlier, higher levels of service-related pension costs ($7.3 million), expenditures for pipeline damage prevention programs associated with a growing infrastructure and customer base, increased customer-related and information technology costs, and higher reserves for customer accounts deemed uncollectible.
Depreciation and amortization expense increased $19 million, or 8%, between periods primarily due to a $579 million, or 7%, increase in average gas plant in service since the corresponding period in the prior year and due to a $3.8 million increase in regulatory account amortization.
Taxes other than income taxes increased $12.9 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in Southwest’s California and Nevada jurisdictions.
Other income increased $7.1 million between the twelve-month periods of 2021 and 2020, primarily due to a current-period $14 million increase in COLI policy cash surrender values and recognized death benefits, compared to the twelve months ended September 30, 2020, which reflected a $7.2 million increase. The non-service cost components of employee pension and other postretirement benefit costs were $3.3 million lower between periods, which was offset by lower equity AFUDC.
Net interest deductions decreased $2.9 million between periods primarily due to decreases in the amortization of an interest-related regulatory balance in Arizona.
Income tax expense in both periods reflects that COLI results are recognized without tax consequences, and also reflects the amortization of EADIT balances.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$632,848	$580,392
Operating expenses:
Utility infrastructure services expenses	567,270	502,951
Depreciation and amortization	30,021	24,197
Operating income	35,557	53,244
Other income (deductions)	1,175	48
Net interest deductions	6,257	2,000
Income before income taxes	30,475	51,292
Income tax expense	9,653	13,629
Net income	20,822	37,663
Net income attributable to noncontrolling interest	2,282	2,790
Contribution to consolidated results attributable to Centuri	$18,540	$34,873
Utility infrastructure services revenues increased $52.5 million in the third quarter of 2021 when compared to the prior-year quarter, including $49.5 million from Riggs Distler subsequent to the August 27, 2021 acquisition date. Revenues specific to electric infrastructure services work increased $40.1 million in the third quarter of 2021 when compared to the prior-year quarter, of which $34.1 million related to Riggs Distler. Included in electric services revenues overall was $45.7 million from emergency restoration services performed by Linetec and Riggs Distler following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $48.7 million in the third quarter of the prior year in regard to Linetec. Storm restoration work typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Partially offsetting the improved revenues overall was reduced work with two significant gas infrastructure services customers during the third quarter of 2021 (totaling $17.1 million), due to timing and mix of projects under each customer’s multi-year capital spending programs.
Utility infrastructure services expenses increased $64.3 million (including $13 million of professional fees related to the acquisition of Riggs Distler) in the third quarter of 2021, compared to the prior-year quarter, and also included $42.4 million in expenses (including storm-related) recorded by Riggs Distler subsequent to the acquisition, as well as other incremental costs related to electric infrastructure services (inclusive of storm-related work) and costs necessary for the completion of additional gas infrastructure work. Higher fuel costs and equipment rental expense were also incurred due to the mix of work and in support of growth in our electric infrastructure business. Included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $18 million between comparative periods, including $13 million of professional fees previously noted, $3 million of other administrative costs incurred by Riggs Distler subsequent to the acquisition, and other costs resulting from general growth in the business. The reduction in revenues with two large customers, as noted earlier, resulted in an unfavorable impact on profit margins during the third quarter of 2021, due to reduced operating efficiencies from equipment and facility utilization and under-absorption of other fixed costs.
Other income increased $1.1 million between quarters attributable to proceeds from life insurance policies of $1.7 million, partially offset by $700,000 of unamortized loan fees that were expensed in connection with Centuri’s debt refinancing.
Depreciation and amortization expense increased $5.8 million between quarters, of which $4.7 million was recorded by Riggs Distler subsequent to the acquisition. The remaining increase was attributable to equipment and computer systems purchased to support the growing volume of infrastructure work.
The increase in Net interest deductions of $4.3 million was primarily due to incremental interest related to outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.
Income tax expense decreased $4 million between quarters, primarily due to reduced profitability in 2021. Certain costs related to the Riggs Distler acquisition were non-deductible for U.S. federal income tax purposes, impacting the recorded Income tax expense during the third quarter of 2021.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$1,525,448	$1,408,698
Operating expenses:
Utility infrastructure services expenses	1,381,524	1,252,489
Depreciation and amortization	79,982	71,144
Operating income	63,942	85,065
Other income (deductions)	927	(107)
Net interest deductions	9,511	7,138
Income before income taxes	55,358	77,820
Income tax expense	17,372	21,715
Net income	37,986	56,105
Net income attributable to noncontrolling interest	5,189	5,169
Contribution to consolidated net income attributable to Centuri	$32,797	$50,936
Utility infrastructure services revenues increased $116.8 million in the first nine months of 2021 when compared to the same period in the prior year primarily due to incremental electric infrastructure revenues of $64.1 million. Included in the incremental electric infrastructure revenues during the first nine months of 2021 was $57.9 million from emergency restoration services performed by Linetec and Riggs Distler following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $55.9 million in the first nine months of the prior year in regard to Linetec. The remaining increase in revenues was attributable to increased work under existing master service agreements and bid projects for gas infrastructure services in the central and eastern U.S. regions and Canada, partially offset by reduced work with two significant customers ($61.1 million) during the first nine months of 2021, due to the timing and mix of projects under each customer’s multi-year capital spending programs.
Utility infrastructure services expenses increased $129 million (including $14 million of acquisition costs) in the first nine months of 2021 as compared to the same period in 2020, primarily due to costs to complete additional electric and gas infrastructure work. Operating efficiencies during the first nine months of 2021 from favorable weather conditions were offset by higher fuel, equipment rental, payroll, and subcontractor costs caused by changes in the mix of work and continued growth in our electric infrastructure business. The significant reduction in revenues with two large customers noted above, resulted in an unfavorable impact on profit margins during the first nine months of 2021, due to reduced operating efficiencies from equipment and facility utilization and under-absorption of other fixed costs. Centuri recognized $2.5 million in wage and rent subsidies from the Canadian government amidst the COVID-19 environment during 2021, compared to $4.1 million in the prior nine-month period, in each case, recorded as a reduction in Utility infrastructure services expense. Included in total Utility infrastructure services expenses were general and administrative costs, which increased $21.9 million in 2021 compared to 2020, associated with growth of the business (including $14 million of professional fees related to the acquisition of Riggs Distler and $3 million of administrative costs incurred by Riggs Distler subsequent to the acquisition). Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $5.4 million and $600,000 in the nine-month periods in 2021 and 2020, respectively.
Depreciation and amortization expense increased approximately $8.8 million between periods, of which $4.7 million was recorded by Riggs Distler subsequent to the acquisition. The remaining increase was attributable to equipment and computer systems purchased to support the growing volume of infrastructure work.
The increase in Net interest deductions of $2.4 million was due to incremental interest from outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility discussed earlier, partially offset by lower interest from lower borrowings in 2021 compared to 2020 on Centuri’s facility prior to the 2021 refinancing.
Income tax expense in 2021 was impacted by the combined effects of reduced profitability and certain non-deductible costs related to the Riggs Distler acquisition in 2021.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2021	2020
Utility infrastructure services revenues	$2,065,038	$1,877,264
Operating expenses:
Utility infrastructure services expenses	1,858,464	1,671,478
Depreciation and amortization	105,570	94,837
Operating income	101,004	110,949
Other income (deductions)	827	(210)
Net interest deductions	11,642	10,710
Income before income taxes	90,189	100,029
Income tax expense	26,785	28,057
Net income	63,404	71,972
Net income attributable to noncontrolling interest	6,681	5,357
Contribution to consolidated net income attributable to Centuri	$56,723	$66,615
Utility infrastructure services revenues increased $187.8 million, or 10%, in the current twelve-month period compared to the corresponding period of 2020, primarily due to incremental electric infrastructure revenues of $129.5 million from expansion of work with existing customers and securing work with new customers. Included in the incremental electric infrastructure revenues during the twelve-month period of 2021 was $83.5 million from emergency restoration services performed by Linetec and Riggs Distler following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $55.9 million in the twelve-month period of the prior year. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements.
Utility infrastructure services expenses increased $187 million (including $14 million of acquisition costs) between periods, largely due to incremental costs related to electric infrastructure work, including costs associated with storm restoration work overall and other costs incurred by Riggs Distler following its acquisition in August 2021, as well as costs necessary for the completion of additional gas infrastructure work. Storm restoration work typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Also included in Utility infrastructure services expenses were general and administrative costs, which increased $30.5 million during the twelve-month period in 2021 when compared to 2020, due to $14 million in professional fees incurred related to Centuri’s acquisition of Riggs Distler, $3 million of costs incurred by Riggs Distler subsequent to the acquisition, higher payroll and operating costs associated with continued growth of the business, and higher profit-based incentive compensation. Offsetting these increases were lower insurance costs from favorable claims experience under Centuri’s self-insurance programs. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $6.6 million and $2.9 million for the twelve-month periods in 2021 and 2020, respectively.
Depreciation and amortization expense increased $10.7 million between the current and prior-year twelve-month periods. The increase was primarily attributable to incremental costs related to electric infrastructure depreciation of $6.3 million, including $4.7 million from Riggs Distler. The remaining increase is attributable to equipment and computer systems implemented to support the growing volume of work being performed.
The increase in Net interest deductions of $932,000 was primarily due to incremental interest related to outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility that was entered into during August 2021 in conjunction with the acquisition of Riggs Distler. This increase was partially offset by lower interest associated with reduced borrowings in 2021, compared to the same period of 2020, under Centuri’s credit facility existing prior to the 2021 refinancing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service changes (including the cost of natural gas purchased), and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas operations are disclosed above.
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
A final decision was issued in December 2020, with new rates becoming effective in January 2021, resulting in an overall annual revenue increase of $36.8 million, and the continuation of both full revenue decoupling and the COYL program. The overall increase reflects the inclusion of six months (as compared to eleven months previously contemplated) of post-test year plant additions. An ROE of 9.1% was approved with a capital structure comprised of 48.9% long-term debt and 51.1% common equity. See additional discussion related to the LNG facility, in addition to the COYL and VSP programs below. The continuation of the property tax tracker was supported in the final decision, as was the Tax Expense Adjustor Mechanism (noted above). While the RNG proposal was not approved as part of the decision, the ACC conducted a workshop in May 2021 to further explore the role of RNG in Arizona.
Delivery Charge Adjustment. The Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker (decoupling mechanism) amounts based on the balance at the end of the preceding calendar year. In April 2020, Southwest filed to adjust the existing rate to consider, instead, the modest balance existing at the end of February 2020. Ultimately, the ACC elected to set the rate to zero in an effort to provide some measure of customer relief in light of the COVID-19 pandemic, and at the time of both the April filing and the ACC decision, the balance was a liability (in an over-recovered status). For 2021, once again, the balance at the end of the preceding calendar year was a modest positive balance, but in an over-collected status by the time rates would be requested to be re-set. Therefore, the zero rate will be maintained until the next annual filing date.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

approved as part of Southwest’s recently approved general rate case. Approximately $12 million in costs, incurred following the in-service date of the facility and after the period considered as part of the recently concluded general rate case, were deferred in the previously authorized regulatory asset and will be included for consideration in the next Arizona general rate case application.
COYL Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. In 2014, the ACC approved “Phase II” of the COYL program, which included the replacement of non-leaking COYLs. Annual surcharges are designed to collect the revenue requirement associated with the program. In a February 2019 filing, Southwest requested to increase its surcharge to recover a revenue requirement of $6.7 million (an increase of $3.2 million) associated with $26.6 million in capital projects completed in 2018. The ACC ultimately issued an Order in October 2019 authorizing Southwest to retain the existing annual surcharge in place, while it reviewed the program as part of the general rate case. As indicated earlier, parties to the rate case stipulated to continue the COYL program and recommended recovery of certain plant as part of a post-test year plant adjustment, with inclusion of related amounts in base rates. The ACC final rate case decision limited post-test year plant to six months (inclusive of COYL plant), and limited future COYL activity to the replacement of leaking COYLs, or in cases when other replacement activity is taking place in the vicinity. A filing in May 2021 proposed the recovery of the remaining 2019 and 2020 revenue requirement associated with prior COYL program activity. The filing proposed the associated revenue requirement (approximately $13.7 million) be recovered over one year. In November 2021, the ACC approved full recovery over the proposed one-year timeline, with the associated rate expected to be implemented during that same month.
VSP Program. As part of a settlement agreement from its 2016 Arizona general rate case, Southwest received approval to implement a VSP replacement program. As part of the program, Southwest proposed to begin replacing the pipe on an accelerated basis and recover the costs through an annual surcharge filing. Once implemented, surcharges to collect the annual revenue requirement associated with the capital expenditures were designed to be revised annually under the program. In February 2019, Southwest requested to increase its surcharge revenue by $9.5 million (to $11.9 million) associated with the replacement of approximately $100 million in 2018 VSP capital projects. The ACC’s October 2019 Order authorizing Southwest to retain the existing annual surcharge indicated the program would be subject to review as part of the general rate case. As noted above, the decision in the most recent general rate case provided for a post-test year plant adjustment period of six months (including for VSP). However, the ACC ultimately decided to discontinue the accelerated VSP program at this time. A filing in May 2021 proposed the recovery of the otherwise unrecovered revenue requirement (associated with years 2019 through 2022), related to VSP plant investment during 2019 and 2020, which was not included as part of the recently concluded rate case. The filing proposed the associated revenue requirement (approximately $60 million) be recovered over a three-year period. In November 2021, the ACC approved full recovery over the proposed three-year timeline, electing to permit the recovery rate to be implemented in March 2022.
Customer Data Modernization Initiative. Southwest embarked on an initiative to replace its customer information system and gas transaction systems, each to be utilized to support all Southwest service territories. Combined, these undertakings were referred to as the Customer Data Modernization Initiative (the “CDMI”). In March 2019, Southwest filed an application with the ACC seeking an accounting order to track and defer all costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year initiative. The ACC issued a decision in this matter in early April 2021 denying Southwest’s request for a regulatory asset, indicating that the requested recovery mechanism was not warranted, and that Southwest could, instead, seek to recover the costs as part of a future rate case. The total CDMI costs were estimated at approximately $174 million, of which $96 million would be allocable to the Arizona rate jurisdiction. The customer information system was placed in service in May 2021.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

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
Southwest reached an agreement in principle with the Public Advocate’s Office, which was unanimously approved by the CPUC on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% ROE, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase was associated with a North Lake Tahoe project that would not ultimately be completed by the beginning of 2021; consequently, the parties agreed to provide for recovery of the cost of service impacts of the project through a future surcharge. The rate case decision maintains Southwest’s existing 2.75% annual attrition adjustments, the continuation of the pension balancing account, and a proposed increase in the residential basic service charge from $5.00 to $5.75 per month. It also includes cumulative expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of the school COYL replacement, meter protection, and pipe replacement programs. Although new rates were originally anticipated to be in place by January 1, 2021, in light of an administrative delay, Southwest was granted authority to establish a general rate case memorandum account to track the impacts related to the delay in the implementation of new rates for purposes of later recovery. New rates were ultimately implemented April 1, 2021.
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
Customer Data Modernization Initiative. In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project. Approximately $19 million of the estimated $174 million total for the CDMI would be allocable to the California rate jurisdiction. Southwest filed a separate request to establish a memorandum account while the CPUC considered its application request to establish the two-way balancing account. Effective October 2019, the CPUC granted Southwest’s memorandum account request, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI. The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, updated in January 2021, and updated further in August 2021. This rate is expected to be updated at least annually. As noted earlier, the customer information system, the largest of the two systems associated with the CDMI, was placed in service in May 2021.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

related to COVID-19. The CPPMA was originally effective March 4, 2020 through April 16, 2021, but was extended through September 30, 2021. These customer protections focus on flexible payment plan options, additional protections for income-qualified customers, as well as the suspension of disconnections for non-payment and waiver of deposit and late fee requirements. Tracked amounts will be considered by the CPUC for future recovery.
Nevada Jurisdiction
Nevada General Rate Case. In June 2021, Southwest filed a Notice of Intent to file a general rate case, and on August 31, 2021 filed its most recent general rate case, which proposes a combined revenue increase of approximately $30.5 million. This request also proposes a return on common equity of 9.90% with a target equity ratio of 51%; a request to recover approximately $6.6 million in previously deferred late payment charges related to a regulatory asset associated with COVID-19 (as noted below); and a continuation of full-revenue decoupling with the General Revenues Adjustment (“GRA”) mechanism. The filing utilizes a May 31, 2021 test year with certification of certain adjustments through November 30, 2021. A decision is expected in the first quarter of 2022 with new rates effective April 2022.
Southwest’s previous general rate case application was filed with the PUCN in February 2020, which requested a statewide overall general rate increase of approximately $38.3 million. The request sought an ROE of 10% relative to a proposed capital structure of 50% equity and continuation of the GRA mechanism. The PUCN issued its final order in September 2020, which provided for an authorized combined revenue increase of approximately $23 million for northern and southern Nevada and continuation of the previously authorized 9.25% ROE, with a capital structure of 49.26% equity and 50.74% debt. Southwest’s GRA was authorized to continue without modification. Full cost recovery of the unamortized balance of excluded software projects from the previous general rate case was authorized in this case, along with the inclusion of all proposed Gas Infrastructure Replacement (“GIR”) and Mesquite Expansion projects in rate base, as well as full recovery of test year and certification operations and maintenance expenses associated with the CDMI. Rates became effective in October 2020.
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
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s previous general rate case, effective October 2020, and a request to continue the GRA is included in the most recently filed general rate case request. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. In May 2020, Southwest made its most recent ARA filing, which proposed an annualized margin decrease of $5.3 million in southern Nevada and an increase of $1.6 million in northern Nevada. The ARA filing was resolved through a settlement of the parties, in which the proposed changes associated with the GRA were approved, effective January 2021. With timing changes approved in the most recent ARA, the next ARA filing will be made in November 2021 with a test year ended September 30, 2021. New rates related to that filing will be effective July 1, 2022. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
COYL Program. In August 2021, Southwest filed a joint petition with the Regulatory Operations Staff of the PUCN proposing a Nevada COYL replacement program to include residential COYLs, public schools, and any other COYLs that are identified to be a safety concern. The proposal contemplates capital investments of $5 million per year for five years, with $2 million allocated to northern Nevada and $3 million allocated to southern Nevada, and the establishment of a regulatory asset to track the capital- related costs. After five years, the program will be reassessed to determine if it should be continued. Southwest anticipates a decision by the end of the year.
RNG. In January 2021, Southwest filed an application seeking approval to purchase RNG for incorporation into its gas supply portfolio pursuant to Senate Bill 154 (2019). Southwest sought authority to purchase up to 3% of 2035 forecasted demands in an effort to reach the established legislative goals of 1% or more by 2025, 2% or more by 2030 and 3% or more by 2035. In October 2021, the PUCN issued an order authorizing Southwest to purchase up to 1.99% of annual forecasted demand each year between 2021 and year end 2029.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

In cases where preapproval of projects is requested and granted, a GIR rate application is separately filed to reset the GIR recovery surcharge rate related to previously approved and completed projects. On September 30, 2021, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2021. The updated surcharge rate is expected to result in an annual revenue decrease of approximately $1.4 million in southern Nevada and an annual revenue increase of $66,000 in northern Nevada. A decision is expected in the fourth quarter 2021 with new rates anticipated January 1, 2022.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its May 2020 ARA filing, Southwest proposed annualized margin decreases of $313,000 and $55,000 for southern and northern Nevada, respectively, which were approved and became effective in January 2021. In May 2021, Southwest filed its proposed Conservation and Energy Efficiency plan for the years 2022 – 2024, with a proposed annual budget amount of approximately $3 million. In October 2021, the PUCN approved the continuation of Southwest’s currently authorized commercial incentives program, residential incentives program and energy education with an annual budget of approximately $1.4 million.
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
Customer Data Modernization Initiative. In March 2019, Southwest filed a request seeking authority to establish a regulatory asset to defer the revenue requirement related to the CDMI to mitigate the financial attrition associated with the multi-year project. Approximately $59 million of the estimated $174 million cost of the CDMI would be allocable to the Nevada rate jurisdictions. A hearing was held in August 2019 and the PUCN issued a decision in September 2019, denying Southwest’s request for regulatory asset treatment, finding a general rate case to be the most appropriate avenue to address such costs. In response to the PUCN’s decision, Southwest filed a Petition for Reconsideration in October 2019, which was denied. As part of its 2020 general rate case filing, Southwest was authorized to include CDMI operations and maintenance costs since the beginning of the associated test year as part of its revenue requirement in the case. The customer information system portion of the CDMI was placed in service in May 2021 and the related capital costs, as well as ongoing operations and maintenance expenses, are included in Southwest’s recent general rate case request.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts, effective March 12, 2020, the date that Governor Steve Sisolak declared a state of emergency related to COVID-19, to track the financial impacts associated with maintaining service for customers affected by COVID-19, including those whose service would have been otherwise terminated/disconnected. These costs, totaling approximately $6.6 million, are included in Southwest’s recent general rate case request and have a proposed two-year recovery period.
Proposed Carbon Offset Program. In June 2021, Southwest filed an application to seek approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

reduce their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. A decision is expected in the first quarter of 2022.
FERC Jurisdiction
General Rate Case. Great Basin Gas Transmission Company (“Great Basin”), formerly Paiute Pipeline Company, a wholly owned subsidiary of Southwest, filed a general rate case with the FERC in May 2019. The filing fulfilled an obligation from the settlement agreement reached in an earlier general rate case. In January 2020, an agreement in principle was reached with the FERC Staff and intervenors to settle the case, the results of which would not significantly impact revenues overall. The agreement required the three largest transportation customers and all storage customers to have primary terms remaining of at least five years under their agreements, provided for the continuance of term-differentiated rates generally, and included a 9.90% pre-tax rate of return. Interim rates were made effective February 2020, and in August 2020 a FERC letter order approving the settlement became final. As part of the settlement, it was agreed that a future rate case would not be filed prior to January 1, 2022, but would be filed no later than May 31, 2025.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of September 30, 2021, under-collections in each of Southwest’s service territories resulted in an asset of $240.8 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The significant change in the PGA balance was primarily due to incremental natural gas costs associated with an extreme weather event in the central U.S. in mid-February 2021. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Gas operating revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	September 30, 2021	December 31, 2020	September 30, 2020
Arizona	$191,907	$(3,901)	$(14,674)
Northern Nevada	4,924	(8,601)	(12,724)
Southern Nevada	38,964	(42,134)	(45,506)
California	5,032	2,053	(3,338)
	$240,827	$(52,583)	$(76,242)
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $436 million in the first nine months of 2021 as compared to the same period of 2020. The decline in cash flows primarily resulted from amounts under purchased gas adjustment mechanisms, including amounts resulting from the temporary escalation in gas commodity prices during the first quarter of 2021 associated with the extreme cold temperatures in the central U.S. (see Note 1 – Background, Organization, and Summary of Significant Accounting Policies). Other impacts include a decrease ($45 million) in recoveries related to the Arizona decoupling mechanism balance between nine-month periods, and the impact of changes in components of working capital overall.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Investing Cash Flows. Cash used in consolidated investing activities increased $696 million in the first nine months of 2021 as compared to the same period of 2020. The change was primarily due to Centuri’s acquisition of Riggs Distler (see Note 8 - Business Acquisitions). The overall increase was offset by a decrease in capital expenditures in the natural gas operations segment.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $1.3 billion in the first nine months of 2021 as compared to the same period of 2020. The change was primarily due to Centuri, in association with the acquisition of Riggs Distler, entering into an amended and restated credit agreement. The agreement provided for a $1.145 billion secured term loan facility and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced the previous $590 million loan facility. Approximately $1.26 billion was outstanding under the combined facility as of September 30, 2021. Additionally, the Company issued approximately $120 million more in common stock under its equity shelf programs in the first nine months of 2021 compared to issuances in the prior year, and also increased its dividend.
During the nine months ended September 30, 2021, the Company also issued 130,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $8.5 million.
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
Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $382 million in the first nine months of 2021 as compared to the same period of 2020. The decline in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs and the Arizona decoupling mechanism noted above, and other working capital changes.
Investing Cash Flows. Cash used in investing activities decreased $110 million in the first nine months of 2021 as compared to the same period of 2020. The change was primarily due to a decrease in capital expenditures in 2021 as compared the same period in the prior year. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $372 million in the first nine months of 2021 as compared to the same period of 2020. The increase was primarily due to Southwest’s $250 million Term Loan issued in the first quarter of 2021 to fund the increased cost of natural gas supply during the extreme cold weather event. Additionally, Southwest issued $300 million in notes during the current period, compared to $450 million in notes issued in the prior period, and also redeemed $125 million in notes in September 2020 that were otherwise due in December 2020. Borrowings and repayments between periods under Southwest’s credit facility, as well as and increase in dividends paid, comprised the remainder of the change. See Note 5 – Debt.
Gas Segment Construction Expenditures and Financing
During the twelve-month period ended September 30, 2021, construction expenditures for the natural gas operations segment were $582 million. The majority of these expenditures represented costs associated with the replacement of existing transmission, distribution, and general plant (including costs to implement our customer information system).
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2023 will be approximately $2.1 billion. Of this amount, approximately $650 million to $675 million is scheduled to be incurred in 2021. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 50% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and paydown or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

As noted earlier, in August 2021, Southwest issued $300 million aggregate principal amount of 3.18% Senior Notes at a discount of 0.019%. The notes will mature in August 2051. Southwest used the net proceeds from the offering to repay the outstanding balance under its credit facility, with the remaining net proceeds used for general corporate purposes.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) the same month. The Company issued $88 million under this multi-year program during the third quarter of 2021. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital.
In May 2019, the Company filed an earlier automatic shelf registration statement with the SEC for the offer and sale of up to $300 million of common stock from time to time in at-the-market offerings under the related prospectus and sales agency agreement. The Company issued the remaining capacity ($46 million) of this equity program during the quarter ended March 31, 2021.
During the twelve months ended September 30, 2021, 3,699,445 shares were issued in at-the-market offerings at an average price of $67.86 per share with gross proceeds of $251 million, agent commissions of $2.5 million, and net proceeds of $248.5 million under the equity shelf programs noted above. See Note 4 – Common Stock for more information.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2021, the combined balance in the PGA accounts totaled an under-collection of $241 million. See PGA Filings for more information.
In March 2021, Southwest issued a $250 million Term Loan that will mature in March 22, 2022, or 364 days after issuance. The proceeds were used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $100 million that expires in April 2025. This facility is intended for short-term financing needs. At September 30, 2021, $22 million was outstanding under this facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first nine months of 2021 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first nine months of 2021 was $125 million. As of September 30, 2021, no borrowings were outstanding on the short-term portion of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2021 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2021, there were no borrowings outstanding under this program.
In August 2021, in association with the acquisition of Riggs Distler (refer to Note 8 - Business Acquisitions), Centuri entered into an amended and restated credit agreement (refer to Note 5 – Debt). The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, and certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at September 30, 2021 totaled $2.6 billion. The maximum amount outstanding on the combined facility during the first nine months of 2021 was $1.3 billion. As of September 30, 2021, $112 million was outstanding on the revolving credit facility, in addition to $1.145 billion that was outstanding on the term loan portion of the facility. Also at September 30, 2021, there was approximately $235 million, net of letters of credit, available for borrowing under the line of credit.
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
The Company has a Sales Agency Agreement with BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings, which is an additional source of liquidity. The Company had approximately $341.8 million available under the program as of September 30, 2021.
On October 5, 2021, the Company and Dominion Energy Questar Corporation, a wholly owned subsidiary of Dominion Energy, Inc., entered into a Purchase and Sale Agreement pursuant to which the Company would acquire the equity interests in Questar Pipelines. Pursuant to the Purchase and Sale Agreement, the purchase price is $1.545 billion in cash and the assumption of approximately $430 million in existing long-term debt. The Company has entered into an agreement for a new 364-day term loan that will provide the necessary consideration. If the acquisition closes as planned by the end of 2021, the Company expects this will be followed by permanent financing. See Note 5 – Debt.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, our intent and ability to complete planned acquisitions and at amounts originally set out, impacts from the COVID-19 pandemic, including on our employees, customers, or otherwise, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic or otherwise, expected impacts of valuation adjustments associated with any redeemable noncontrolling interest, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of recent PHMSA rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and COYL programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, the outcome of judicial review of the previous Nevada rate case, rates and surcharges, PGA administration and recovery, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and the final resolution for recovery of the CDMI-related amounts and balances in any jurisdiction, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or sustained restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus or virus variants or efficacy of vaccines, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection in any or all jurisdictions, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of the infrastructure services business to resume or continue work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus or its variants following the ongoing resumption of commerce in our territories, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness associated with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings or those planned (including accretion within the first twelve months) and future acquisition-related costs, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest), the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition activity or other strategic endeavors, the impact on our stock price, costs, or businesses from the stock rights program, actions or disruptions of significant shareholders, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2020, as updated in association with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and in this quarterly report on Form 10-Q.
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
In August 2021, the Company, through its utility infrastructure services subsidiaries, completed the acquisition of Drum Parent, Inc. (“Drum”) and its U.S. operations consisting principally of the utility infrastructure services operations of Drum’s primary subsidiary, Riggs Distler & Company, Inc. (“Riggs Distler”), a privately held infrastructure services business. Existing assets of the acquired business represents 2% of consolidated total assets and 2% of consolidated revenues for the period ended September 30, 2021 and is not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Riggs Distler from its evaluation of disclosure controls and procedures and management’s report on changes in internal control over financial reporting from the date of the acquisition through September 30, 2021. The Company’s management is in the process of reviewing the operations of Riggs Distler and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2022.
Based on the most recent evaluation, as of September 30, 2021, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2021 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s financial position or results of operations. See Contingency within Note 1 – Background, Organization, and Summary of Significant Accounting Policies for potential future liability claims.
ITEM 1A. Described below are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. These risk factors supplement, and do not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed February 25, 2021 or Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Financial, Economic, and Market Risks
There may be unexpected delays in the completion of the acquisition of Questar Pipelines, or it may not be completed at all.
As mentioned above in Note 1 to Part I Item 1, in October 2021 the Company entered into an agreement to purchase Dominion Energy Questar Pipeline, LLC and related entities (“Questar Pipelines”), a FERC-regulated interstate natural gas pipeline group that provides transportation and underground storage services in Utah, Wyoming, and Colorado. The acquisition is currently expected to close near year-end 2021, conditioned on the satisfaction or waiver (where legally permissible) of conditions in the Purchase and Sale Agreement (“Agreement”). The Agreement provides that either the Company or Questar Pipelines may terminate the Agreement if the acquisition has not occurred before December 31, 2021, subject to an extension if certain conditions have not been met, subsequently extending the termination date through June 30, 2022. Certain events may delay the completion of the acquisition or result in a termination of the Agreement. Some of these events are outside the control of either party. In particular, we are obligated to obtain various other third-party consents and approvals, and we can provide no assurances that such clearances, consents, or approvals will be obtained on terms acceptable to us, or at all. We may incur significant additional costs in connection with any delay in completing the acquisition or termination of the Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs beyond that which we have already incurred. We cannot provide assurance that the conditions to the completion of the acquisition will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence, or statement of facts that could give rise to the termination of the Agreement will not occur, and we cannot provide any assurances as to whether or when the acquisition will be completed on the terms set forth in the Agreement or at all.
Failure to complete the acquisition of Questar Pipelines in a timely manner or at all could negatively affect our stock price. Completion of the acquisition could negatively impact our credit ratings.
We can provide no assurance that an acquisition will occur or that the conditions to it will be satisfied or waived in a timely manner, or at all. Also, we can provide no assurance that an event, change, or other circumstance that could give rise to the termination of an Agreement will not occur. Delays in completing an acquisition or the failure to complete one at all could negatively impact the market price of our common stock and it could decline significantly, particularly to the extent that the current market price reflects a market assumption that an acquisition will be completed. If an acquisition is delayed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to complete the acquisition. In addition, certain credit ratings agencies have indicated that an acquisition could have a negative impact on our current credit ratings. We can provide no assurances as to the final determination as to any downgrade in our (or Southwest’s) ratings and what impact such a downgrade would have on our businesses.
Our business could be negatively affected as a result of actions of activist shareholders.
In October 2021, certain funds affiliated with Carl Icahn initiated a tender offer for shares of our common stock and threatened a proxy contest with respect to the election of directors at our 2022 Annual Meeting of Stockholders. Responding to actions such as these and other actions by activist shareholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

Following the completion of the acquisition of Questar Pipelines, we may be unable to successfully integrate Questar Pipelines into our business and realize the anticipated benefits of the acquisition.
We may not be able to achieve the anticipated benefits of the acquisition of Questar Pipelines. We may not be able to integrate Questar Pipeline’s business without increases in costs or other difficulties. We and Questar are expecting to enter into a transition services agreement for a period of time following closing of the transaction. Upon the expiration of the anticipated transition services agreement, we may not be able to hire or retain sufficient staff to operate the Questar Pipelines business efficiently. Any unexpected costs or delays incurred in connection with the integration of Questar Pipelines could have a material adverse effect on our business, results of operations, financial condition, as well as the market price of our common stock.
ITEMS 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 2.02*	-
Purchase and Sale Agreement, dated as of October 5, 2021, by and between Dominion Energy Questar Corporation and Southwest Gas Holdings, Inc.. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated October 5, 2021, File No. 001-37976.

Exhibit 3(i)	-	Certificate of Designations of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 10, 2021, File No. 001-37976.

Exhibit 3.01	-	Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 18, 2021. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 18, 2021, File No. 001-37976.

Exhibit 4.01	-
Second Supplemental Indenture, dated August 20, 2021, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

Exhibit 4.02	-	Form of 3.18% Senior Note due 2051 (included in Exhibit 4.01). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

Exhibit 4.03	-	Southwest Gas Corporation 3.18% Senior Notes due 2051. Incorporated herein by reference to prospectus 424(b)(5) dated August 18, 2021, File No. 333-251074-01.

Exhibit 4.04	-
Rights Agreement, dated October 10, 2021, between Southwest Gas Holdings, Inc. and Equiniti Trust Company, as Rights Agent. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 10, 2021, File No. 001-37976.

Exhibit 10.01	-
Credit Agreement with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 27, 2021, File No. 001-37976.

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 9, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 9, 2021

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

