Form 10-K
period 2021-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2022-03-01
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021
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
$3,911,021,151 as of June 30, 2021
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 60,452,351 shares as of February 15, 2022
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2022.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Stockholders for the Year Ended December 31, 2021 2022 Proxy Statement	Parts I, II, and IV Part III

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
Southwest Gas Holdings, Inc., a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, which either on its own or together with its subsidiaries is referred to herein as the “Company.” Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), and MountainWest Pipelines Holding Company, the newly formed holding company owning all of the membership interests in Dominion Energy Questar Pipeline, LLC and related entities (herein referred to as “Questar Pipelines,” “MountainWest,” or the “pipeline and storage” segment). The Company has historically operated two business segments: natural gas distribution (previously referred to as natural gas operations) and utility infrastructure services. With the consummation of the Questar Pipelines acquisition on December 31, 2021, a third segment now exists, the pipeline and storage segment.
Southwest, incorporated in March 1931 (in California), and its subsidiaries provides regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
As described above, on December 31, 2021, the Company completed the acquisition of Questar Pipelines from Dominion Energy Questar Corporation (“Dominion”), a wholly owned subsidiary of Dominion Energy, Inc. Questar Pipelines owns and operates over 2,000 miles of highly contracted regulated interstate natural gas pipelines and storage facilities in the Rocky Mountain region, providing service in Utah, Wyoming, and Colorado, with non-regulated businesses primarily providing analytical and measurement services, and natural gas gathering. This acquisition further diversifies the Company’s business with an expansion of operations regulated, by the Federal Energy Regulatory Commission (the “FERC”), including regulated plant, tariff rates, and services performed. Questar Pipelines’ revenues are primarily derived from reservation charges for firm transportation and storage services as provided for in their FERC-approved tariffs. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices, and the economy. Pursuant to a transition services agreement (the “TSA”) entered into between the Company and Dominion, Dominion will continue to provide certain services with respect to the operations of Questar Pipelines for up to 12 months. The Company will develop an operating model during the period of the TSA in which Questar Pipelines will be leveraging Dominion Energy, Inc.’s personnel and systems. During the development of the operating model, the Company will be reviewing current processes for the development of future processes in association with the integration and administrative stand up of Questar Pipelines.
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s electric and gas providers to build and maintain the energy network that powers millions of homes across the United States (“U.S.”) and Canada. Centuri’s skilled workforce delivers a comprehensive and integrated array of solutions through its primary operating companies: NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), Linetec Services, LLC (“Linetec”), and Riggs Distler & Company, Inc. (“Riggs Distler”). Centuri has strategically expanded its geographic reach and service offerings through organic and inorganic growth to better meet diverse customer needs across both electric and gas infrastructure, including growing customer attention to achieving environmental objectives. Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. Centuri completed the acquisition of Drum Parent LLC, formerly Drum Parent, Inc. (“Drum”), including Drum’s most significant operating subsidiary, Riggs Distler, in August 2021, thereby expanding Centuri’s electric footprint in the northeast and mid-Atlantic regions of the U.S.
On March 1, 2022, the Company announced that its Board of Directors (the “Board”) determined to separate Centuri from Southwest Gas Holdings, Inc. and has authorized management to complete the separation within the next nine to twelve months.
Financial information concerning the Company’s business segments is included in Note 13 - Segment Information of the notes to consolidated financial statements, which is included in the 2021 Annual Report to Stockholders and incorporated herein by reference.
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

NATURAL GAS DISTRIBUTION
General Description
Southwest is subject to regulation by the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), and the California Public Utilities Commission (the “CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the FERC. As discussed above, the pipeline and storage segment of the Company is also subject to the regulation of the FERC. Centuri, by contrast, is not rate regulated by the state utilities commissions or by the FERC in any of its operating areas.
As of December 31, 2021, Southwest purchased and distributed or transported natural gas to 2,159,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 37,000 new customers during 2021. Southwest expects similar customer growth in 2022.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2021	85%	4%	11%
2020	85%	3%	12%
2019	84%	3%	13%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 44% of total system throughput in 2021, but represents only 11% of operating margin as shown in the table above. Customers who utilized this service transported 95 million dekatherms in 2021, 98 million dekatherms in 2020, and 101 million dekatherms in 2019.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations due to this seasonality. The decoupled rate mechanisms in place in the three-state service territory, as described below, are structured with seasonal variations. Also, earnings for interim, or any, periods can be significantly affected by the timing of general rate relief.
Rates and Regulation
Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Great Basin Gas Transmission Company (“Great Basin”), formerly Paiute Pipeline Company, a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Great Basin system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
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
Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”), which is incorporated by reference herein and included within the 2021 Annual Report to Stockholders.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	December 2021	Pending
California:
Northern, Southern, and South Lake Tahoe	General rate case	August 2019	January 2021
Nevada:
Northern and Southern	General rate case	August 2021	Pending
FERC*:
Great Basin	General rate case	May 2019	February 2020
*Separate from the natural gas distribution operations, and acquired by the Company as part of the Questar acquisition, Questar Pipeline, LLC, Overthrust Pipeline, LLC, and White River Hub, LLC (the latter, a 50% owned company accounted for under the equity method) are FERC regulated, each having filed their last general rate case in July 1995, March 2018, and October 2018, respectively. Other filings take place more frequently as necessary. Current rate structures are sufficient to cover cost of service and provide a return; each of these entities would file a rate case in the future to update their revenue requirement as necessary or required.
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2021, Southwest acquired natural gas from 35 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2021 Southwest sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction), primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program previously included the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio, most recently, for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives was designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases has been recoverable from customers through the PGA mechanism. For periods beyond October 2020, Southwest has not and does not plan to make fixed-price term purchases broadly in other than California (as set forth above), nor engage in swap transactions for any of its territories.
For the 2021/2022 heating season, firm fixed-price physical commodity purchases ranged from approximately $3.90 to approximately $4.23 per dekatherm. Southwest makes natural gas purchases, not covered by firm fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
The baseload firm natural gas supply arrangements are structured such that Southwest must nominate a stated volume of natural gas and the supplier must confirm that nomination. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.
Storage availability may influence the average annual price of natural gas, as storage may allow a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity, tighter. Dependent upon the rate jurisdiction, Southwest has some access to storage services, but overall there are small quantities of storage services available for Southwest’s use. For available storage services, Southwest purchases natural gas for injection during the off-peak period for use in the high demand months; however, since storage is limited, its impact is also limited in regard to Southwest’s annual average price of natural gas. Additionally, Southwest utilizes most available storage services for operational purposes to meet customer demand and not for economic purposes. This also limits the influence the available storage services have on Southwest’s average annual price of natural gas.
Southwest currently has no market area storage service availability in its southern Nevada rate jurisdiction; however, Southwest will begin receiving, in 2022, supply area storage services that will likely be used for the southern Nevada rate jurisdiction but could also be used to service the northern Nevada or northern California rate jurisdictions, as described below. Southwest has limited market area storage services availability for the southern and northern California, northern Nevada, and Arizona rate jurisdictions. The following summarizes Southwest’s access to storage services for those rate jurisdictions.
Southwest has a storage services contract with Southern California Gas Company for use only within Southwest’s southern California rate jurisdiction.
Southwest contracts for storage services from Great Basin’s above-ground LNG facility. This storage service generally provides vaporization and injection, as well as peaking capability only for the northern Nevada and northern California rate jurisdictions.
As referenced above, beginning in 2022, Southwest has contracted for supply area storage services from Spire Storage West. This storage will likely be used for the southern Nevada rate jurisdiction, but could also be used to service the northern Nevada or northern California rate jurisdictions.
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
For the Arizona rate jurisdiction, Southwest operates a 233,000 dekatherm above-ground LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the area by providing a local storage option that is operated by Southwest and connected directly to its distribution system.
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
The landscape for national natural gas supply is continuously changing. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas at prices that are competitive with other forms of energy. Forecasts show that an ample and diverse natural gas supply continues to be available to Southwest’s customers at a competitive price when compared with competing forms of energy.
Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, Great Basin, and Ruby Pipeline LLC (“Ruby”), costs for which are recovered from Southwest’s customers through the PGA mechanism. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to Southwest’s city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.
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
Competition
Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2021, Southwest provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices or policies surrounding electrification could impact Southwest’s ability to retain some of these customers. Alternative energy has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, and creating new biogas and renewable natural gas (“RNG”) tariff schedules in Arizona, California, and Nevada. See also Environmental Matters below. While certain forms of renewable energy initiatives compete with natural gas, the abundance and low cost of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term. Additionally, the Company instituted a Board of Directors strategic review process to help facilitate and ensure success as the energy transition advances.
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
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions (“GHGs”), such as methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, or decarbonization generally, could have significant impacts on the energy industry in the future. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is more environmentally-friendly than many other fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While transportation is typically cited as the leading source of carbon dioxide emissions in the U.S., natural gas for residential consumption/use is cited as accounting for less than 5% of total U.S. GHG emissions.
Southwest remains committed to providing customers with clean, efficient, affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of RNG and compressed natural gas (“CNG”) as a transportation fuel. Additionally, Southwest is investigating blending hydrogen into its gas supply. Southwest is not only supporting a regional transportation customer in Nevada with its fleet’s RNG and CNG needs, but Southwest also received favorable cost recovery regarding the conversion of part of its own vehicle fleet to CNG, in support of the state’s greenhouse gas emission reduction goals. In recent years, regulatory activity in Arizona, California, and Nevada led to provisions allowing for the development of RNG projects. In addition, proposals have been made in all three states to allow Southwest to purchase RNG as part of its gas supply portfolio; in the California and Nevada jurisdictions, those proposals have been accepted by regulators or legislative bodies.
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
There are ongoing three-year compliance periods established. One ended in 2017, another ended in 2020, and the current compliance period ends in 2023. Southwest successfully met the 2017 and 2020 compliance obligations by surrendering a sufficient number of allowances prior to November 1, 2018 and November 1, 2021, respectively. Southwest will meet the 2023 compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2024, or will purchase carbon offsets in order to meet those obligations. During the first quarter of 2022, Southwest successfully bid on offsets at auction to partially meet these requirements. While carbon offsets can be only be used to satisfy a portion of the compliance obligation per year, the recent auction in 2022 supports compliance years through 2025. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually each April. There is no expected impact on earnings.
UTILITY INFRASTRUCTURE SERVICES
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the U.S. and Canada. Centuri’s skilled workforce delivers a comprehensive and integrated array of solutions through its operating companies. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. The primary focus of Centuri operations is the replacement of electric service lines and natural gas distribution pipelines, as well as new infrastructure installations. With the recent expansion of its electric services business and its geographic footprint through the acquisition of Riggs Distler, Centuri has grown its emergency restoration services, where necessary, to bring its customers’ above-ground utility infrastructure back on line following regional storms. Utility infrastructure services work varies from relatively small projects to the installation of infrastructure for entire residential communities or business parks. Centuri seeks to build long-term relationships with customers to meet their needs across geographies and across both electric and gas infrastructure. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity typically continues year round.
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs and expanded protocols. The U.S. Energy Policy Act of 2005 established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”) effective February 2010, which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. FERC Order No. 1000, issued in July 2011, established transmission planning requirements to encourage development of electric transmission infrastructure projects. In 2020, PHMSA issued its final “Mega Rule,” including requirements for reconfirming transmission pipeline maximum allowable operating pressure and verification of pipeline materials, in addition to expanding assessments and requirements for work in moderate consequence areas, among other things. Likewise, there has been significant attention placed on electric grid modernization through national infrastructure legislation and related initiatives. The Department of Energy estimates more than 70% of the nation’s grid transmission lines and power transformers are over 25 years old, creating vulnerability particularly in light of seasonal storm and extreme weather events. Centuri’s services also support customers’ environmental goals, such as reducing methane emissions from pipeline leaks through pipe repair and replacement. Centuri is well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance.
Centuri’s contract terms with utility customers generally specify unit-price or time-and-materials (“T&M”) terms under master service agreements, and occasionally fixed-price arrangements for bid work. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews that provide an opportunity for Centuri to reflect anticipated increases in labor costs. Centuri customers supply materials required for building and maintenance services under the majority of Centuri’s contracts, and thus increased costs of materials generally do not present a direct material risk to Centuri. During 2021, approximately 88% of revenue was earned under unit-price and T&M contracts. Storm restoration services are often contracted under T&M rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2021, backlog of approximately $106 million existed with respect to outstanding fixed-priced contracts. Centuri maintains an average customer relationship tenure of more than 20 years, supported by its unwavering commitments to safety, quality, community engagement, and workforce development.
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
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in over 68 primary locations across 45 states and provinces in the U.S. and Canada, with its corporate headquarters located in Phoenix, Arizona. During 2021, Centuri served over 300 customers, with Southwest accounting for approximately 5% of total revenue. Another individual customer accounted for approximately 11% of total revenue, while five other customers individually accounted for 5% or more of total revenue.
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
PIPELINE AND STORAGE
Questar Pipelines was acquired by Southwest Gas Holdings, Inc. on December 31, 2021. The operations are comprised of over 2,000 miles of highly-contracted FERC-regulated interstate natural gas pipelines providing transportation and underground storage services in Utah, Wyoming, and Colorado. The operations specifically include two wholly owned, FERC-regulated businesses (referred to herein as Questar Pipeline and Overthrust Pipeline), and another FERC-regulated pipeline held as a 50% interest in White River Hub (“WRH”). WRH is a variable interest entity of which Questar Pipelines is not the primary beneficiary; therefore, WRH is not consolidated with MountainWest and is, instead, accounted for under the equity method of accounting.
Collectively, Questar Pipelines has fewer that two hundred customers, which include storage customers, marketers, end-users, power generators, or utilities. The two largest customers comprise nearly half of their expected revenues, including an entity that was affiliated prior to the acquisition by the Company.
Its operations are primarily in the midstream, including 56 billion cubic feet (“Bcf”) of storage capacity that has, in the recent past, been at or near full contracting.

Operationally, it is subject to certain similar influences of the Company’s significant subsidiary, Southwest Gas Corporation. It is subject to the operational and pricing requirements under FERC and PHMSA rulemaking. Questar Pipelines is also subject to similar environmental and political influences as Southwest. Federal, state, and local regulations governing the discharge of materials into the environment have a direct impact on Questar Pipelines’ operations. For example, in recent years, legislation implemented in Colorado, significantly amended the Oil and Gas Conservation Act and directed the Colorado Department of Public Health & Environment (the “CDPHE”) to promulgate new rules to meet the state’s GHG emissions goals. In 2021, the CDPHE amended certain regulations, that among other things, established a steering committee to develop recommendations for the reduction of GHG emissions. That steering committee is directed to consider all means of reducing GHGs, with guidelines expected in 2023. While MountainWest will be part of the Company’s broader consideration for deployment on renewables undertakings, these and other developments will be monitored for their impact on Questar Pipelines and the Company.
HUMAN CAPITAL
At Southwest, Centuri, MountainWest, and throughout our collective operations, employees are critical to our success. Their talent and dedication are what allow us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, and stewardship, among others. The Board oversees matters relating to our vision, values, and culture where diversity, equity, and inclusion; human and workplace rights; and employee health and safety are priorities. The Board receives regular reports from management and subject matter experts in these areas, and in turn provides guidance on current and future initiatives. The Board also assists management in integrating responsibility and sustainability into strategic activities to create long-term customer and shareholder value.
Southwest, Centuri, and MountainWest are committed to the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by Southwest, Centuri, and MountainWest. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of all the Company’s business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest, such metrics included Damages per 1,000 Tickets and Incident Response Time; at Centuri, they included Total Recordable Incident Rate and Days Away/Restricted/Transferred (“DART”); and at MountainWest such metrics included OSHA Injury Rate, DART, and Preventable Motor Vehicle Incident Rate, among others. In each case, the measures are widely used in the respective industries comprising our businesses. All segments maintain additional programs and extensive employee training initiatives to promote safe work.
At December 31, 2021, Southwest had 2,286 regular full-time equivalent employees. Southwest believes that a skilled, highly trained workforce is a key to success in the utility industry, and a driver of Southwest’s safety performance and high customer satisfaction ratings. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions are comparable to those generally found in the utility industry. In recent years, employee engagement surveys have been deployed to gauge the extent to which employees feel connected and valued. Flexible working arrangements are available to employees, which support work-life balance. No Southwest employees are represented by a labor union. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest employees being approximately 12 years. Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed. For employees hired on or before December 31, 2021, Southwest maintains an employee pension plan based on eligibility and vesting, and also provides a 50% company match on the first 7% of employee contributions through its defined contribution plan. Employees hired on or after January 1, 2022 will be eligible for enhanced employer contributions of 3% plus a matching contribution up to 7% (dollar-for-dollar) of eligible compensation through the defined contribution plan instead of participating in the defined benefit pension plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. Southwest also offers a tuition assistance program. Regular succession planning helps ensure that talent is identified, and existing and prospective leaders are developed in order to build their skills and be prepared for future roles.
At December 31, 2021, Centuri had 10,434 regular full-time equivalent employees, including additional full-time equivalent employees resulting from the Riggs Distler acquisition, working in over 45 states and provinces throughout the U.S. and Canada. Employee counts fluctuate between seasonal periods, normally heaviest in the summer and fall. Typical of the segment’s industry, a majority of Centuri employees are represented by unions and covered by collective bargaining agreements. Centuri maintains a market-based total rewards strategy to attract, retain, motivate, and develop employees. Additionally, Centuri has a scholarship program, which awards more than half of the grants to minority students who are dependents of Centuri employees. Similar employee engagement and succession planning protocols to those existing at Southwest are deployed at Centuri.
The acquisition of Questar Pipelines increased the number of states in which the Company operates. As of December 31, 2021, MountainWest had 253 full-time employees across Utah, Wyoming, and Colorado. MountainWest is comprised of a highly skilled workforce which provides gas transportation and underground storage services in the midstream space. MountainWest does not have a unionized workforce. Pursuant to the Purchase and Sale Agreement, dated as of October 5, 2021, by and between Dominion and the Company, Questar Pipelines employees transferred as part of the acquisition will have certain employment protections for a period of 24 months beginning December 31, 2021. In addition, pursuant to the TSA, Dominion will continue to provide certain services with respect to the operations of MountainWest for up to 12 months, including many administrative processes.
Management believes that a positive onboarding experience is foundational to positive employee engagement and rapid productivity. As part of the acquisition strategy, management has established a robust integration program with the goal of enabling the transferred Questar Pipelines employees to quickly integrate into the Company’s culture. The Company will be working to develop an operating model during the TSA period during which MountainWest will be leveraging Dominion Energy, Inc.’s personnel and systems. During the development of the operating model, the Company will be reviewing current state processes for the development of future state processes to facilitate the integration and necessary administrative stand up of MountainWest. This will include building an organizational structure and hiring additional employees where gaps exist, as well as reviewing outsourcing solutions that are financially prudent to support future state processes. Other activities will include policy changes to support new processes, employee engagement and culture, and management changes to support employees and leaders during this transitional period.
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
Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and any combination of its subsidiaries, including Southwest Gas Corporation, MountainWest Pipelines Holding Company, and Centuri Group, Inc.
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
The availability of resources for employees or professional contractors could impact our ability to efficiently and effectively integrate MountainWest and execute on the necessary administrative stand up.
Loss of one or more significant customers at Centuri or MountainWest could adversely affect results.
During 2021, over half of utility infrastructure services revenues were generated from nine customers. This concentration of risk could impact operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.
MountainWest has fewer than 200 customers with nearly half of expected revenues from two customers. This concentration of risk could impact future operating results if demand for transmission and storage services diminished, if additional competition materialized, or if demand was otherwise reduced.
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
Our natural gas distribution and pipeline and storage operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Our utility infrastructure services operations are reliant on skilled personnel who are trained and qualified to install utility infrastructure under established safety protocols and operator qualification programs, and in conformance with mandated engineering design specifications. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third-party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.
The Company maintains liability insurance that covers both Southwest and MountainWest for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services we provide. In connection with these liability insurance policies, each entity is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest and MountainWest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $750,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.
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
As a utility provider, midstream service provider, and infrastructure services provider, maintaining business operations is critical for our customers, business partners, suppliers, and our employees. A disruption in service could adversely impact our reputation, ability to provide services for our customers, and the media used to communicate and exchange information both internally and externally.
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
Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact utility, transmission, storage, and related services provided to customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the provision of these services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, the Company’s operations and financial results could be adversely affected to the extent not fully covered by such insurance.
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
Reliance on similar services, and their availability, may also impact the ability of Southwest and MountainWest to execute on their objectives for projects undertaken.
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
Financial, Economic, and Market Risks
We have a substantial amount of indebtedness maturing in the near term, which may expose us to the risk of default, and could adversely affect our financial condition, restrict our operations and our ability to obtain additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Southwest Gas Holdings has approximately $2.125 billion of consolidated indebtedness maturing in 2022, consisting of $250 million outstanding under Southwest’s term loan that matures on March 25, 2022, $275 million of notes that mature in 2022, and $1.6 billion outstanding under that certain 364-day term loan credit agreement entered into in connection with the acquisition of Questar Pipelines that matures on December 30, 2022. These near-term maturities increase the risk of a potential default on our indebtedness, which could cause our lenders to accelerate our indebtedness and seek remedies against us, which would have a material impact on our credit ratings, financial condition, and operations. Furthermore, these near-term maturities may limit our ability to quickly react to changing market conditions, distract management’s attention from day-to-day operations and limit our ability to obtain financing for our ordinary course capital requirements. For example, in February 2021, Southwest was required to execute a $250 million term loan in reaction to rising gas prices resulting from unexpected weather-related events. If something similar were to happen prior to the refinancing of some of our current indebtedness, we can provide no assurances that we would be able to secure this kind of short-term financing because of our existing 2022 maturities.
We plan to satisfy our 2022 maturities by issuing a combination of equity and equity-linked instruments, entering into new long-term debt agreements, and the issuance of debt securities. While we believe that our plans to refinance this indebtedness are probable, as of the date of this Annual Report on Form 10-K, we can provide no assurances that we will be able to obtain the necessary financing on attractive terms or at all. Our plans to refinance are subject to the conditions in the capital and credit markets, which have been volatile to date in 2022 due to, among other things, expected increases in interest rates. As a result we may be forced to obtain capital on terms that are unattractive or that are dilutive to our stockholders. Furthermore, we may need to pursue other alternatives to satisfy these near-term maturities if we are unable to access the capital markets.
We may be unable to successfully integrate business acquisitions into our business and realize the anticipated benefits of the acquisitions.
The Questar Pipelines and Riggs Distler acquisitions are expected to result in various benefits, including, among other things, being accretive to earnings in future periods. The achievement of the anticipated benefits of these acquisitions will be subject to a number of uncertainties, including whether the businesses are integrated efficiently and effectively. We entered into a transition services agreement with the Questar Pipelines’ previous owners covering a period of time post-acquisition. Upon the expiration of the transition services agreement, we may not be able to hire or retain sufficient staff to operate the Questar Pipelines businesses efficiently. Failure to achieve the anticipated benefits of acquisitions could result in increased costs, decreases in the amount of expected revenues generated, and the potential diversion of management’s time and energy, all of which could have an adverse effect on the consolidated financial position, results of operations, cash flows, credit ratings, or market price of our common stock. The acquisitions may also cause us to issue equity securities which would dilute our existing stockholders’ percentage of ownership.
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
Southwest’s and MountainWest’s liquidity, and in certain circumstances our earnings, may be reduced from historical amounts or expectations during periods in which natural gas prices are rising significantly or are more volatile.
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
Rate schedules in each of Southwest’s service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest has used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2022, if the need again arises.

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
In October 2021, Carl Icahn and certain affiliated entities initiated a tender offer to purchase shares of our common stock and threatened a proxy contest with respect to the election of directors at our 2022 Annual Meeting of Stockholders. Responding to actions such as these and other actions by activist shareholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility, which could disrupt out plans to access the capital markets for financing purposes.
COVID-19 and the impacts to our business, results of operations, cash flows, and financial condition remains uncertain.
The novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020 and management has remained focused on the impacts to local and U.S. economies.

Our utility and pipeline and storage operations and, to a large extent, our utility infrastructure services segment have been deemed “essential services.” Our businesses, consistent with federal and state guidelines and protocols, have been ongoing during this time providing services to meet the demand of customers in all operating territories. Demand at Southwest and Centuri has not significantly decreased. The COVID-19 pandemic has impacted some of our customers’ ability to timely pay their bills. Southwest has implemented flexible payment plan options and continues to coordinate with certain governmental and nonprofit entities for customer payment assistance. To date, there has not been a material impact on our financial position overall. Although we may be able to seek recovery of some losses through the regulatory process, we can provide no assurances that we will be able to recover such losses in full or at all. In addition, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers.
Furthermore, at the onset of the COVID-19 pandemic, a limited number of construction projects in our utility infrastructure services segment were delayed. Crews were temporarily reduced; however, most work continued, while following governmental protocols. We can provide no assurances as to whether future delays will occur or as to the impact of such delays. Our ability to perform work for which we are contracted could also be impacted by the pandemic if our workforce experiences significant infection.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments. We are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
Additionally, any future pandemics could result in similar conditions to those described above.
Regulatory, Legislative, and Legal Risks
The Company is currently subject to, and may in the future be subject to, litigation or threatened litigation, which may result in liability exposure that could have a material adverse effect on its business and results of operations.
We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims brought by stockholders and otherwise in the ordinary course of business. In particular, we are subject to ongoing shareholder litigation stemming from the acquisition of Questar Pipelines and are subject to a risk of additional shareholder litigation in the future. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance and potential further claims against us may result in significant additional defense costs and potentially significant judgments against us, some of which may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if in excess of insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay dividends on, and the per share trading price of, our common stock. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent it is not fully mitigated by such insurance coverage. For more information about our ongoing legal proceedings, see Note 10 - Commitments and Contingencies included in the consolidated financial statements of the 2021 Annual Report to Stockholders.
Governmental policies and regulatory actions can reduce Southwest’s and/or MountainWest’s earnings or cash flows.
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, PUCN, and FERC relating to allowed rates of return, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition including electrification or decarbonization policies or proposed policies by governmental entities or other parties, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, and regulations placed on us or our customers regarding the product we deliver in meeting customer energy needs could reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
In general, we are unable to predict what types of conditions might be imposed on Southwest or MountainWest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for our regulated operations to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest and MountainWest record regulatory assets in the consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, or expected ratemaking treatment to be upheld, as allowed by U.S. GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.
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
Southwest and MountainWest may be subject to increased costs related to the operation of natural gas pipelines under recent regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.
We are committed to consistently monitoring and maintaining our distribution and transmission systems and storage operations to ensure that natural gas is acquired, stored, and/or delivered safely, reliably, and efficiently. Due to the combustible nature of our (or our customers’) product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results, including against our expectations.
Our delivery and related systems require numerous permits and other approvals from various federal, state, and local governmental agencies, and others to operate its business, including for pipeline expansion or infrastructure development; any failure to obtain or maintain required permits or approvals, or other factors that could prevent or delay planned development, could negatively affect our business and results of operations.
Southwest’s existing and planned development projects require multiple permits and approvals. The acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals and certificates from federal, state, and local governmental agencies or others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approval, public opposition to the project, regulatory opposition to one or more projects or related programs or their delayed recovery and returns thereon, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction, or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. If there is a delay in obtaining any required approvals, or if we fail to obtain or maintain any required approvals, easements or rights of way, or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support customer growth, or such conditions could cause us to incur additional costs. These circumstances could negatively impact our earnings.
General Risks
We may not be able to complete a separation of Centuri from Southwest Gas Holdings on the expected timeline or at all.
On March 1, 2022, the Company announced that its Board of Directors determined to separate Centuri from Southwest Gas Holdings, Inc. and has authorized management to complete the separation within the next nine to twelve months. Management intends to evaluate various alternatives to determine the optimal structure to maximize stockholder value. Depending on the form the separation takes, it will likely be subject to a number of conditions. There can be no assurances that the Company will be able to successfully separate Centuri on the anticipated timeline or at all. Furthermore, there can be no assurances that any separation of Centuri would lead to the benefits to stockholders that management currently anticipates.
The Company may pursue acquisitions and other strategic transactions, the success of which may impact our results of operations, cash flows, and financial condition.
The integration of acquisitions, including the integration of MountainWest, requires significant time and resources. Investment of resources would be required to support any acquisition, which could result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. If we fail to successfully integrate companies we acquire, we may not realize the benefits expected from the transaction and goodwill recorded as a result of the acquisition could be impaired. We assess existing goodwill for impairment annually or more frequently if events or circumstances occur that would more likely than not reduce the fair value of an operating segment below its carrying value. We also assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent the value of goodwill or long-lived assets becomes impaired, the impairment charges could have a material impact on our results of operations.
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
The Company’s operating results may be adversely impacted by prolonged inflationary periods.
If inflation occurs and/or persists for extended periods, our financial condition, results of operations, and cash flows could be adversely affected. These fluctuations and uncertainties make it difficult for us to plan and may limit our ability to timely incorporate increases in costs in our customer rates and pricing. These conditions may adversely impact our results and cash flows.
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
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2021 was $9.1 billion at Southwest, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
Southwest, through two subsidiaries, operates two primary pipeline transmission systems:
•a system (including an LNG storage facility) owned by Great Basin extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and
•a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.
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
MountainWest provides over 2,000 miles of interstate natural gas pipelines and storage facilities in Utah, Wyoming, and Colorado. Plant investment primarily consists of transmission mains, storage facilities, and gas gathering and processing property. Substantially all property is constructed across property owned by others under right-of-way grants, similar to Southwest, with regular renewal, and no serious difficulty is currently expected in obtaining future renewals. MountainWest’s system is strategically located in the Rocky Mountains near large reserves of natural gas in six major producing areas, including the Greater Green River, Uinta, and Piceance basins. MountainWest transports gas from these areas to other major pipeline systems for delivery to markets in the west and midwest including the Dominion Energy local distribution system serving natural gas utility customers in Utah, southwest Wyoming, and southern Idaho. MountainWest owns and operates the Clay Basin storage facility located on the Wyoming-Utah border. Clay Basin is the largest underground storage reservoir in the Rocky Mountain Region. Through wholly-owned subsidiaries, MountainWest owns and operates Dominion Energy Overthrust Pipeline, LLC in southwestern Wyoming. MountainWest also operates and owns 50% of the White River Hub, LLC providing transportation and hub services through interconnections with six interstate pipeline systems and a major processing plant near Meeker, Colorado.
Information on properties of Centuri can be found in this Form 10-K under Utility Infrastructure Services under Part I, which by this reference is incorporated herein.

Item 3.	LEGAL PROCEEDINGS
The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In August 2021, a Southwest natural gas pipe was involved in an explosion that injured four individuals and damaged property. The explosion was caused by a leak in the pipe, and is under investigation. Claims are expected to be filed against Southwest. As of December 31, 2021, Southwest recorded a total liability related to this incident equal to its maximum self-insured retention level for the policy year August 2021 to July 2022 of $5 million. An estimate of actual loss greater than this exposure (to be covered by insurance) cannot be estimated as of the date these financial statements are issued.
In addition, the Company and Southwest are named as a defendant in various other legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest’s financial position or results of operations. See Note 10 - Commitments and Contingencies for a discussion on ongoing litigation, including litigation filed by certain stockholders and by funds managed by Carl Icahn.

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
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 15, 2022, there were 11,159 holders of record of common stock, and the market price of the common stock was $65.22. The dividends on, and information relating to, the Company’s common stock required by this item are included in the 2021 Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2022, the Board elected to increase the quarterly dividend from $0.595 to $0.62 per share, representing a 4.2% increase, effective with the June 2022 payment.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this item is included in the 2021 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered short duration (generally one year or less) fixed-price contracts for its California rate jurisdictions, as well as variable-price contracts (firm and spot) for all its rate jurisdictions. Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2022 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected, or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest has historically utilized a Volatility Mitigation Program in an attempt to further reduce price volatility for its California rate jurisdiction customers. During 2021, Southwest continued to fix the price on a portion of its California natural gas portfolios using fixed-price contracts. For periods beyond October 2020, Southwest does not currently plan to make fixed-price term or swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions.
Southwest’s natural gas purchasing practices are subject to prudence reviews by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.
Rate Design Risk
Rate design is the primary mechanism available to Southwest to mitigate weather risk. All of Southwest’s service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest to decouple operating margin from usage and offset weather risk based on monthly margin levels. In Nevada and Arizona, a decoupled rate structure applies to most customer classes based on monthly margin per customer benchmarks. All such mechanisms provide stability in annual operating margin by insulating us from variations in customer usage associated with abnormal weather conditions (including margin protection during warm weather and limits on margin during cold weather). Southwest is not assured that decoupled rate structures will continue to be supported in future rate cases.
Similarly, Southwest has in place ongoing infrastructure replacement protocol for certain pipe replacement activity. These programs are designed to mitigate the financial attrition associated with pipe replacement activity between rate cases by providing for the recovery of and return on expenditures. The programs have included the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and Customer-Owned Yard Lines, in addition to the conversion of master-metered mobile home parks to individually metered mobile homes. Southwest is not assured that currently approved programs will continue to be supported in future regulatory proceedings.
MountainWest’s regulated rate design, under the jurisdiction of the FERC, provides for a substantial portion of its rate structures based on fixed reservations and storage charges and it is not assured that currently approved structures will continue to be supported in future filings or proceedings.
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risks for the Company are the risk of increasing interest rates on variable-rate obligations and the risk of increasing interest rates between the time of an anticipated debt offering and the time of actual issuance. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate tax-exempt Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from customers through a variable interest expense recovery mechanism, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs. The following table represents the variable rate debt as of December 31, 2021 and 2020 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2021 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2020 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$430.0	$4.30	$257.0	$2.57
Centuri	1,220.5	12.21	253.3	2.53
Corporate	1,659.0	16.59	50.0	0.50
Total Southwest Gas Holdings, Inc.	$3,309.5	$33.10	$560.3	$5.60
(1) Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2021, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Southwest Gas Holdings and Subsidiaries, and of Southwest, including the notes thereto, together with the reports of PricewaterhouseCoopers LLP, are included in the 2021 Annual Report to Stockholders and are incorporated herein by reference.

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
Based on the most recent evaluation, as of December 31, 2021, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2021, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Internal Control Over Financial Reporting
The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be included herein are incorporated by reference to the information reported in the 2021 Annual Report to Stockholders under the caption “Management’s Reports on Internal Control Over Financial Reporting.”
The report of the independent registered public accounting firm required to be included herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2021 Annual Report to Stockholders under the caption “Report of Independent Registered Public Accounting Firm.”
This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.
In August 2021, the Company, through its utility infrastructure services subsidiary, completed the acquisition of Drum Parent LLC, formerly Drum Parent, Inc. (“Drum”) and its U.S. operations consisting principally of the utility infrastructure services operations of Drum’s primary subsidiary, Riggs Distler, a privately held infrastructure services business. Existing assets of the acquired business represent 2% of consolidated total assets of the Company and 4% of its consolidated revenues for the period ended December 31, 2021 and is not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Riggs Distler from its evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting from the date of the acquisition through December 31, 2021. The Company’s management is in the process of reviewing the operations of Riggs Distler and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2022.
In December 2021, the Company completed the acquisition of Questar Pipelines. Existing assets of the acquired business represent 9% of consolidated total assets of the Company and none of its revenues for the period ended December 31, 2021 and is not significant to the Company’s consolidated financial statements. As permitted by SEC guidance for newly acquired businesses, the Company’s management elected to exclude Questar Pipelines from its evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting for the period ended December 31, 2021. The Company’s management is in the process of reviewing the operations of Questar Pipelines and implementing the Company’s internal control structure over the acquired operations. This review will be completed in 2022.
Changes in Internal Control Over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(b) Identification of Executive Officers. The following sets forth the name, age, position, and period the position was held during the last five years for each of the Executive Officers as of December 31, 2021.

Name	Age	Position	Period Position Held
John P. Hester	59	President and Chief Executive Officer *	2017-Present
Karen S. Haller	58	Executive Vice President/Chief Legal and Administrative Officer *	2019-Present
		Executive Vice President/Chief Legal and Administrative Officer and Corporate Secretary *	2018-2019
		Senior Vice President/General Counsel and Corporate Secretary *	2017-2018
Gregory J. Peterson	62	Senior Vice President/Chief Financial Officer *	2018-Present
		Vice President/Controller/Chief Accounting Officer *	2017-2018
Eric DeBonis	54	Senior Vice President/Operations **	2017-Present
Justin L. Brown	49	Senior Vice President/General Counsel **	2018-Present
		Vice President/Regulation & Public Affairs **	2017-2018
Paul M. Daily	65	President and Chief Executive Officer - Centuri Group, Inc.	2017-Present

*	Position held at Southwest Gas Holdings, Inc. (formed January 2017) and Southwest Gas Corporation

**	Position held at Southwest Gas Corporation only
(c) Identification of Certain Significant Employees. None.
(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.
(e) Business Experience. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein. All executive officers have held responsible positions with the Company for at least five years as described in (b) above.
(f) Involvement in Certain Legal Proceedings. None.
(g) Promoters and Control Persons. None.
(h) Audit Committee Financial Expert. Information with respect to the designated financial experts of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee will be set forth under the heading “Committees of the Board” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(j) Material Changes in Director Nomination Procedures for Security Holders. None.
Delinquent Section 16(a) Reports. Information with respect to delinquent Section 16(a) reports will be set forth under the heading “Delinquent Section 16(a) Reports” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
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
Information with respect to executive compensation will be set forth under the heading “Executive Compensation” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2021.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	520	$61.01	1,686
Equity compensation plans not approved by security holders	—	—	—
Total	520	$—	1,686
(1)The number of securities to be issued upon vesting of awards includes 236,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan and Management Incentive Plan. Actual securities issued will be net of tax.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of the notes to consolidated financial statements in the 2021 Annual Report to Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to certain relationships and related transactions, and director independence is set forth under the heading “Governance of the Company” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to accounting fees and services associated with PricewaterhouseCoopers LLP is set forth under the heading “Selection of Independent Registered Public Accounting Firm” in the definitive 2022 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2021 and by this reference is incorporated herein.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report on Form 10-K:
(1) The Consolidated Financial Statements of the Company and Southwest (including the Report of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2021 Annual Report to Stockholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	25
Southwest Gas Holdings, Inc. Consolidated Statements of Income	26
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	27
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	28
Southwest Gas Holdings, Inc. Consolidated Statements of Equity	29
Southwest Gas Corporation Consolidated Balance Sheets	30
Southwest Gas Corporation Consolidated Statements of Income	31
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	32
Southwest Gas Corporation Consolidated Statements of Cash Flows	33
Southwest Gas Corporation Consolidated Statements of Equity	34
Notes to Consolidated Financial Statements	35
Management’s Reports on Internal Control Over Financial Reporting	82
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	83
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	86
(2) All schedules have been omitted because the required information is either inapplicable or included in the notes to consolidated financial statements.
(3) See LIST OF EXHIBITS.
(b) See LIST OF EXHIBITS.

Item 16.	FORM 10–K SUMMARY.
None.

Exhibit Number	Description of Document

2.01***
Merger Agreement, dated as of June 28, 2021, by and among Centuri Group, Inc., Electric T&D Holdings LLC, ETDH Merger Sub, Inc., Drum Parent, Inc. and OCM Drum Investors, L.P. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated June 28, 2021, File No. 001-37976.

2.02***
Purchase and Sale Agreement, dated as of October 5, 2021, by and between Dominion Energy Questar Corporation and Southwest Gas Holdings, Inc.. Incorporated herein by reference to Exhibit 2.1 to Form 8-K October 5, 2021, File No. 001-37976.

3(i)	Certificate of Incorporation of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

3(ii)	Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 18, 2021. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 18, 2021, File No. 001-37976.

3(iii)	Certificate of Designations of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 10, 2021, File No. 001-37976.

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

4.11	Form of 6.1% Senior Note due 2041. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 001-07850.

Exhibit Number	Description of Document
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

4.24	Form of 2.200% Senior Note due 2030. Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.25**	Description of Securities of Southwest Gas Holdings, Inc.

4.26
Second Supplemental Indenture, dated August 20, 2021, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

4.27	Form of 3.18% Senior Note due 2051 (included in Exhibit 4.01). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

4.28	Southwest Gas Corporation 3.18% Senior Notes due 2051. Incorporated herein by reference to prospectus 424(b)(5) dated August 18, 2021, File No. 333-251074-01.

4.29
Rights Agreement, dated October 10, 2021, between Southwest Gas Holdings, Inc. and Equiniti Trust Company, as Rights Agent. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 10, 2021, File No. 001-37976.

4.30	The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

Exhibit Number	Description of Document
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

10.13*	Form of Performance Share Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.14*	Form of Restricted Stock Unit Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.15	Southwest Gas Holdings, Inc. $100 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 10, 2020, File No. 001-37976.

10.16*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.17*	Centuri/NPL Executive Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

Exhibit Number	Description of Document
10.18*	Centuri Long-term Capital Investment Program. Incorporated herein by reference to Exhibit 10.03 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.19*	Centuri Short-term Incentive Program. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2018, File Nos. 001-37976 and 001-07850.

10.20*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 001-37976.

10.21*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.22	Centuri $450 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

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

10.33
Term Loan Agreement, dated as of March 23, 2021, by and among Southwest Gas Corporation, The Bank of New York Mellon, as Administrative Agent, and the lenders party, book runners and syndication agents thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 23, 2021, File Nos. 001-37976 and 001-07850.

10.34*
Credit Agreement with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 27, 2021, File No. 001-37976.

10.35
364-Day Term Loan Credit Agreement dated November 1, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, the lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as Joint Lead Arranger and Joint Bookrunner. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 1, 2021, File No. 001-37976.

10.36	Amendment No. 1 to the Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

Exhibit Number	Description of Document

10.37
Amendment No. 1 to the Southwest Gas Holdings, Inc. $200 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

13.01	Portions of Southwest Gas Holdings, Inc. 2021 Annual Report to Stockholders incorporated by reference to the Form 10-K.

21.01**	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01**	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02**	Section 302 Certifications–Southwest Gas Corporation.

32.01**	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02**	Section 906 Certifications–Southwest Gas Corporation.

101**	The following materials from the Annual Report on Form 10-K of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. Consolidated Statements of Equity, (vi) Southwest Gas Corporation Consolidated Balance Sheets, (vii) Southwest Gas Corporation Consolidated Statements of Income, (viii) Southwest Gas Corporation Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

** Filed herewith

*** Southwest Gas Holdings, Inc. has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: March 1, 2022	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

30

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. BOUGHNER	Director	March 1, 2022
(Robert L. Boughner)

/s/ JOSÉ A. CÁRDENAS	Director	March 1, 2022
(José A. Cárdenas)

/s/ STEPHEN C. COMER	Director	March 1, 2022
(Stephen C. Comer)

/s/ E. RENAE CONLEY	Director	March 1, 2022
(E. Renae Conley)

/s/ JOHN P. HESTER	Director, President and Chief Executive	March 1, 2022
(John P. Hester)	Officer

/s/ JANE LEWIS-RAYMOND	Director	March 1, 2022
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	March 1, 2022
(Anne L. Mariucci)

/s/ MICHAEL J. MELARKEY	Chairman of the Board	March 1, 2022
(Michael J. Melarkey)	of Directors

/s/ CARLOS A. RUISANCHEZ	Director	March 1, 2022
(Carlos A. Ruisanchez)

/s/ A. RANDALL THOMAN	Director	March 1, 2022
(A. Randall Thoman)

/s/ THOMAS A. THOMAS	Director	March 1, 2022
(Thomas A. Thomas)

/s/ LESLIE T. THORNTON	Director	March 1, 2022
(Leslie T. Thornton)

/s/ GREGORY J. PETERSON	Senior Vice President/	March 1, 2022
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	March 1, 2022
(Lori L. Colvin)	Chief Accounting Officer

31

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: March 1, 2022	By:	/s/ JOHN P. HESTER
John P. Hester
President and Chief Executive Officer

32

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. HESTER	Director, President and Chief Executive	March 1, 2022
(John P. Hester)	Officer

/s/ MICHAEL J. MELARKEY	Director	March 1, 2022
(Michael J. Melarkey)

/s/ KAREN S. HALLER	Director, Executive Vice President/Chief Legal	March 1, 2022
(Karen S. Haller)	and Administrative Officer

/s/ GREGORY J. PETERSON	Director, Senior Vice President/	March 1, 2022
(Gregory J. Peterson)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	March 1, 2022
(Lori L. Colvin)	Chief Accounting Officer

33