Form 10-Q
period 2022-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2022-05-10
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 66,852,050 shares as of April 29, 2022.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 29, 2022.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$10,891,910	$10,789,690
Less: accumulated depreciation	(3,443,053)	(3,397,736)
Construction work in progress	216,262	202,068
Net regulated operations plant	7,665,119	7,594,022
Other property and investments, net	1,313,291	1,316,479
Current assets:
Cash and cash equivalents	624,666	222,697
Accounts receivable, net of allowances	755,947	707,127
Accrued utility revenue	52,000	84,900
Income taxes receivable, net	16,937	16,816
Deferred purchased gas costs	367,954	291,145
Prepaid and other current assets	229,072	292,082
Total current assets	2,046,576	1,614,767
Noncurrent assets:
Goodwill	1,773,671	1,781,332
Deferred income taxes	44	121
Deferred charges and other assets	450,786	458,536
Total noncurrent assets	2,224,501	2,239,989
Total assets	$13,249,487	$12,765,257
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 66,849,225 and 60,422,081 shares)	$68,479	$62,052
Additional paid-in capital	2,273,837	1,824,216
Accumulated other comprehensive loss, net	(43,972)	(46,761)
Retained earnings	1,190,738	1,114,313
Total equity	3,489,082	2,953,820
Redeemable noncontrolling interests	135,984	196,717
Long-term debt, less current maturities	4,559,758	4,115,684
Total capitalization	8,184,824	7,266,221
Current liabilities:
Current maturities of long-term debt	291,069	297,324
Short-term debt	1,474,000	1,909,000
Accounts payable	256,606	353,365
Customer deposits	57,620	59,327
Income taxes payable, net	10,416	6,734
Accrued general taxes	83,897	53,473
Accrued interest	42,421	30,964
Deferred purchased gas costs	297	5,736
Other current liabilities	413,872	396,126
Total current liabilities	2,630,198	3,112,049
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	803,771	768,868
Accumulated removal costs	488,908	480,583
Other deferred credits and other long-term liabilities	1,141,786	1,137,536
Total deferred income taxes and other credits	2,434,465	2,386,987
Total capitalization and liabilities	$13,249,487	$12,765,257
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Operating revenues:
Regulated operations revenues	$743,532	$521,932	$1,743,390	$1,369,690
Utility infrastructure services revenues	523,877	363,975	2,318,563	1,978,770
Total operating revenues	1,267,409	885,907	4,061,953	3,348,460
Operating expenses:
Net cost of gas sold	298,918	156,021	573,804	338,037
Operations and maintenance	149,303	106,690	515,759	411,025
Depreciation and amortization	122,646	93,442	400,245	337,816
Taxes other than income taxes	24,816	20,687	84,472	67,769
Utility infrastructure services expenses	503,232	335,614	2,123,085	1,745,729
Total operating expenses	1,098,915	712,454	3,697,365	2,900,376
Operating income	168,494	173,453	364,588	448,084
Other income and (expenses):
Net interest deductions	(48,363)	(23,964)	(143,597)	(107,061)
Other income (deductions)	1,244	448	(2,703)	14,429
Total other income and (expenses)	(47,119)	(23,516)	(146,300)	(92,632)
Income before income taxes	121,375	149,937	218,288	355,452
Income tax expense	24,125	31,092	32,681	70,627
Net income	97,250	118,845	185,607	284,825
Net income attributable to noncontrolling interests	1,072	1,552	5,943	7,750
Net income attributable to Southwest Gas Holdings, Inc.	$96,178	$117,293	$179,664	$277,075
Earnings per share:
Basic	$1.58	$2.04	$3.00	$4.90
Diluted	$1.58	$2.03	$2.99	$4.89
Weighted average shares:
Basic	60,737	57,600	59,919	56,564
Diluted	60,854	57,679	60,044	56,649
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Net income	$97,250	$118,845	$185,607	$284,825
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	44,974	(43,730)
Amortization of prior service cost	33	182	580	840
Amortization of net actuarial loss	6,616	8,474	32,036	30,037
Regulatory adjustment	(5,523)	(7,277)	(65,273)	4,753
Net defined benefit pension plans	1,126	1,379	12,317	(8,100)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	416	413	1,655	2,244
Net forward-starting interest rate swaps	416	413	1,655	2,244
Foreign currency translation adjustments	1,247	823	444	6,541
Total other comprehensive income, net of tax	2,789	2,615	14,416	685
Comprehensive income	100,039	121,460	200,023	285,510
Comprehensive income attributable to noncontrolling interests	1,072	1,552	5,943	7,750
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$98,967	$119,908	$194,080	$277,760
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$97,250	$118,845	$185,607	$284,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,646	93,442	400,245	337,816
Deferred income taxes	32,346	23,326	70,232	48,734
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(44,971)	42,892	(139,417)	(51,717)
Accrued utility revenue	32,900	31,900	(1,500)	(2,400)
Deferred purchased gas costs	(82,248)	(291,469)	(134,507)	(265,385)
Accounts payable	(82,952)	(41,147)	8,621	11,882
Accrued taxes	33,964	34,636	(7,397)	19,430
Other current assets and liabilities	79,680	(5,255)	(4,274)	25,719
Gains on sale of property and equipment	(1,916)	(1,509)	(7,313)	(3,329)
Changes in undistributed stock compensation	4,180	3,658	9,816	7,956
Equity AFUDC	(258)	(981)	723	(4,644)
Changes in deferred charges and other assets	(297)	(10,379)	(3,459)	(49,465)
Changes in other liabilities and deferred credits	(3,704)	(50,416)	(26,917)	(57,365)
Net cash provided by (used in) operating activities	186,620	(52,457)	350,460	302,057
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(162,796)	(152,709)	(725,713)	(767,159)
Acquisition of businesses, net of cash acquired	—	—	(2,354,260)	—
Changes in customer advances	7,693	4,286	19,381	12,885
Other	893	3,563	15,586	8,136
Net cash used in investing activities	(154,210)	(144,860)	(3,045,006)	(746,138)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	453,495	48,990	618,146	185,087
Centuri distribution to redeemable noncontrolling interest	(39,649)	—	(39,649)	—
Dividends paid	(35,970)	(32,619)	(141,573)	(128,117)
Issuance of long-term debt, net	709,927	10,659	2,359,964	573,058
Retirement of long-term debt	(143,453)	(21,228)	(574,889)	(302,466)
Change in credit facility and commercial paper	(130,000)	—	(150,000)	—
Change in short-term debt	(435,000)	203,000	(686,000)	153,000
Issuance of short-term debt	—	—	1,850,000	—
Withholding remittance - share-based compensation	(1,978)	(1,242)	(2,000)	(1,242)
Other	(7,898)	(1,353)	(7,274)	(4,505)
Net cash provided by financing activities	369,474	206,207	3,226,725	474,815
Effects of currency translation on cash and cash equivalents	85	103	142	646
Change in cash and cash equivalents	401,969	8,993	532,321	31,380
Cash and cash equivalents at beginning of period	222,697	83,352	92,345	60,965
Cash and cash equivalents at end of period	$624,666	$92,345	$624,666	$92,345
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$35,262	$8,303	$131,311	$100,412
Income taxes paid (received), net	$1,408	$1,651	$3,965	$10,764
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock shares
Beginning balances	60,422	57,193
Common stock issuances	6,427	802
Ending balances	66,849	57,995
Common stock amount
Beginning balances	$62,052	$58,823
Common stock issuances	6,427	802
Ending balances	68,479	59,625
Additional paid-in capital
Beginning balances	1,824,216	1,609,155
Common stock issuances	449,621	50,953
Ending balances	2,273,837	1,660,108
Accumulated other comprehensive loss
Beginning balances	(46,761)	(61,003)
Foreign currency exchange translation adjustment	1,247	823
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,126	1,379
FSIRS amounts reclassified to net income, net of tax	416	413
Ending balances	(43,972)	(58,388)
Retained earnings
Beginning balances	1,114,313	1,067,978
Net income	96,178	117,293
Dividends declared	(41,909)	(34,876)
Redemption value adjustments	22,156	(38,018)
Ending balances	1,190,738	1,112,377
Total equity ending balances	$3,489,082	$2,773,722
Dividends declared per common share	$0.62	$0.595
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$8,997,234	$8,901,575
Less: accumulated depreciation	(2,572,184)	(2,538,508)
Construction work in progress	196,574	183,485
Net regulated operations plant	6,621,624	6,546,552
Other property and investments, net	151,168	153,093
Current assets:
Cash and cash equivalents	475,876	38,691
Accounts receivable, net of allowance	224,885	169,666
Accrued utility revenue	52,000	84,900
Income taxes receivable, net	5,351	7,826
Deferred purchased gas costs	367,954	291,145
Receivable from parent	271	1,031
Prepaid and other current assets	180,640	242,243
Total current assets	1,306,977	835,502
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	394,454	405,021
Total noncurrent assets	404,549	415,116
Total assets	$8,484,318	$7,950,263
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,620,616	1,618,911
Accumulated other comprehensive loss, net	(45,371)	(46,913)
Retained earnings	987,177	906,827
Total equity	2,611,534	2,527,937
Long-term debt, less current maturities	2,903,556	2,440,603
Total capitalization	5,515,090	4,968,540
Current liabilities:
Current maturities of long-term debt	250,000	275,000
Short-term debt	250,000	250,000
Accounts payable	148,486	234,070
Customer deposits	53,094	56,127
Accrued general taxes	81,423	53,064
Accrued interest	34,676	22,926
Other current liabilities	169,781	146,422
Total current liabilities	987,460	1,037,609
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	673,874	638,828
Accumulated removal costs	432,000	424,000
Other deferred credits and other long-term liabilities	875,894	881,286
Total deferred income taxes and other credits	1,981,768	1,944,114
Total capitalization and liabilities	$8,484,318	$7,950,263
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Regulated operations revenues	$676,539	$521,932	$1,676,397	$1,369,690
Operating expenses:
Net cost of gas sold	297,121	156,021	572,007	338,037
Operations and maintenance	119,636	106,135	452,051	409,429
Depreciation and amortization	72,114	68,698	256,814	239,268
Taxes other than income taxes	21,652	20,687	81,308	67,769
Total operating expenses	510,523	351,541	1,362,180	1,054,503
Operating income	166,016	170,391	314,217	315,187
Other income and (expenses):
Net interest deductions	(26,610)	(22,166)	(102,004)	(98,256)
Other income (deductions)	1,315	550	(3,794)	14,496
Total other income and (expenses)	(25,295)	(21,616)	(105,798)	(83,760)
Income before income taxes	140,721	148,775	208,419	231,427
Income tax expense	28,926	30,060	28,204	37,193
Net income	$111,795	$118,715	$180,215	$194,234
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
Net income	$111,795	$118,715	$180,215	$194,234
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	44,974	(43,730)
Amortization of prior service cost	33	182	580	840
Amortization of net actuarial loss	6,616	8,474	32,036	30,037
Regulatory adjustment	(5,523)	(7,277)	(65,273)	4,753
Net defined benefit pension plans	1,126	1,379	12,317	(8,100)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	416	413	1,655	2,244
Net forward-starting interest rate swaps	416	413	1,655	2,244
Total other comprehensive income (loss), net of tax	1,542	1,792	13,972	(5,856)
Comprehensive income	$113,337	$120,507	$194,187	$188,378
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$111,795	$118,715	$180,215	$194,234
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,114	68,698	256,814	239,268
Deferred income taxes	34,560	14,952	72,845	52,242
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(55,219)	(27,631)	(50,394)	(25,673)
Accrued utility revenue	32,900	31,900	(1,500)	(2,400)
Deferred purchased gas costs	(76,809)	(291,469)	(129,068)	(265,385)
Accounts payable	(67,584)	(33,076)	23,256	18,441
Accrued taxes	30,835	41,851	(3,263)	(13,011)
Other current assets and liabilities	90,558	41,018	(20,731)	(9,694)
Gain on sale of property	(1,503)	—	(1,503)	—
Changes in undistributed stock compensation	3,239	2,908	6,723	5,706
Equity AFUDC	(76)	(981)	905	(4,644)
Changes in deferred charges and other assets	(6,439)	(13,535)	(21,647)	(61,484)
Changes in other liabilities and deferred credits	(4,033)	(48,782)	(27,637)	(58,008)
Net cash provided by (used in) operating activities	164,338	(95,432)	285,015	69,592
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(141,123)	(128,544)	(614,562)	(647,407)
Changes in customer advances	7,693	4,285	19,381	12,885
Other	(918)	(121)	(829)	681
Net cash used in investing activities	(134,348)	(124,380)	(596,010)	(633,841)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	—	45,984	156,599	173,906
Dividends paid	(29,200)	(26,000)	(114,600)	(105,300)
Issuance of long-term debt, net	593,862	—	891,180	446,508
Retirement of long-term debt	(25,000)	—	(25,000)	(125,000)
Change in credit facility and commercial paper	(130,000)	—	(150,000)	—
Change in short-term debt	—	210,000	(17,000)	170,000
Withholding remittance - share-based compensation	(1,978)	(1,242)	(1,999)	(1,242)
Other	(489)	(205)	(2,104)	(1,352)
Net cash provided by financing activities	407,195	228,537	737,076	557,520

Change in cash and cash equivalents	437,185	8,725	426,081	(6,729)
Cash and cash equivalents at beginning of period	38,691	41,070	49,795	56,524
Cash and cash equivalents at end of period	$475,876	$49,795	$475,876	$49,795
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$15,757	$6,952	$99,045	$93,474
Income taxes paid (received), net	$—	$—	$(13,529)	$3,359
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Common stock shares
Beginning and ending balances	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,618,911	1,410,345
Share-based compensation	1,705	2,015
Contributions from Southwest Gas Holdings, Inc.	—	45,984
Ending balances	1,620,616	1,458,344
Accumulated other comprehensive loss
Beginning balances	(46,913)	(61,135)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,126	1,379
FSIRS amounts reclassified to net income, net of tax	416	413
Ending balances	(45,371)	(59,343)
Retained earnings
Beginning balances	906,827	835,146
Net income	111,795	118,715
Share-based compensation	(445)	(350)
Dividends declared to Southwest Gas Holdings, Inc.	(31,000)	(27,500)
Ending balances	987,177	926,011
Total Southwest Gas Corporation equity ending balances	$2,611,534	$2,374,124
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. (together with its subsidiaries, the “Company”) is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), and all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment).
The Company completed the acquisition of Dominion Energy Questar Pipeline, LLC and related entities (“Questar Pipelines”) in December 2021. Following the completion of the acquisition, the Company formed MountainWest which owns all of the membership interests in Questar Pipelines. In April 2022, the Company completed a general rebranding of the Questar Pipelines entities under the MountainWest name. The acquired operations further diversify the Company’s business in the midstream sector, with an expansion of interstate natural gas pipelines and underground storage services, primarily composed of regulated operations under the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”), thereby expanding natural gas transportation services into Utah, Wyoming, and Colorado. See Note 8 - Business Acquisitions for more information.
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
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the United States (“U.S.”) and Canada. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
Centuri completed the acquisition of Drum Parent LLC (“Drum”), including Drum’s most significant operating subsidiary, Riggs Distler, in August 2021, thereby expanding Centuri’s electric infrastructure services footprint in the northeast and mid-Atlantic regions of the U.S. See Note 8 - Business Acquisitions for more information.
In March 2022, the Company announced that its Board of Directors (the “Board”) had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months. Management evaluated various alternatives to determine the optimal structure to maximize stockholder value and announced the separation structure was expected to be a tax-free spin-off in which stockholders of the Company would receive a prorated dividend of Centuri shares in association with the completion. Then, in April 2022, as a result of interest in the Company well in excess of a tender offer by an activist stockholder (Carl Icahn) to other stockholders, the Board authorized the review of a full range of strategic alternatives to maximize stockholder value. As part of this process, a strategic transactions committee of the Board (the “Strategic Transactions Committee”), consisting entirely of independent directors, will evaluate a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2021 Annual Report to Stockholders, which is incorporated by reference into the 2021 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Net cash surrender value of COLI policies	$147,987	$149,947
Other property	3,181	3,146
Total Southwest Gas Corporation	151,168	153,093
Non-regulated property, equipment, and intangibles	1,645,159	1,616,392
Non-regulated accumulated provision for depreciation and amortization	(540,206)	(512,343)
Other property and investments	57,170	59,337
Total Southwest Gas Holdings, Inc.	$1,313,291	$1,316,479
Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The term non-regulated in regard to assets and related balances in the table above is in reference to the non-rate regulated operations of Centuri, and to a more limited extent, certain assets of MountainWest.
Cash and Cash Equivalents.  Cash and cash equivalents include money market fund investments totaling approximately $169 million and $231 million, for Southwest and the Company, respectively, at March 31, 2022, and $20 million for the Company as of December 31, 2021. The balance for Southwest as of December 31, 2021 was insignificant. These investments fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds. The Company had $7 million in restricted cash included in Cash and cash equivalents at March 31, 2022, related to residual proceeds received from its March 2022 common stock offering to be applied against its 364-day Term Loan Facility, which occurred in April 2022. The restricted cash balance is included in Cash and cash equivalents within the Company’s Condensed Consolidated Statement of Cash Flows as of March 31, 2022.
Non-cash investing activities for the Company and Southwest include capital expenditures that were not yet paid totaling approximately $26.1 million at March 31, 2022, and $19.4 million at December 31, 2021.
Accounts Receivable, net of allowances. Southwest lifted the moratorium on disconnection of natural gas service for non-payment in Arizona and Nevada in September 2021, which was initiated (at the same time as a moratorium on late fees) in March 2020 in response to the COVID-19 pandemic. The moratorium on disconnection in California ended in November 2021. Southwest recommenced assessing late fees on past-due balances in Arizona and Nevada in April 2021, and in California in August 2021. Southwest continues to actively work with customers experiencing financial hardship by means of flexible payment options, partnering with assistance agencies and participating in state-funded arrearage payment assistance programs.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable the rate-regulated companies to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
In mid-February 2021, the central U.S. experienced extreme cold temperatures, which increased natural gas demand and caused supply issues due to wellhead freeze-offs, power outages, or other adverse operating conditions upstream of Southwest’s distribution systems. These conditions caused daily natural gas prices to reach unprecedented levels. During this time, Southwest secured natural gas supplies, albeit at substantially higher prices, maintaining service to its customers. The incremental cost for these supplies was approximately $250 million, funded using a 364-day $250 million term loan executed in March 2021. The incremental gas costs were included, for collection from customers, as part of the purchased gas adjustment (“PGA”) mechanisms. The term loan was amended in March 2022 to extend the maturity date to March 2023 due to gas prices that, while not at levels incurred during the 2021 freeze, continue to be elevated (see Note 5 – Debt).
Prepaid and other current assets. Prepaid and other current assets for Southwest include, among other things, materials and operating supplies of $60 million at March 31, 2022 and $62.9 million at December 31, 2021 (carried at weighted average cost). For the Company, there were materials and operating supplies of $64.6 million and $67.4 million at March 31, 2022 and December 31, 2021, which included amounts for MountainWest. Also included in the balance for both Southwest and the Company was $52 million as of December 31, 2021 in accrued purchased gas cost, with no corresponding asset balance as of March 31, 2022 for either entity.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments, determining that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. The acquisition of MountainWest resulted in a new reportable segment which is assessed for impairment beginning in 2022. Since December 31, 2021, management qualitatively assessed whether events during the first three months of 2022 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. Goodwill in Southwest’s and the Company’s Condensed Consolidated Balance Sheets is as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Total Company
December 31, 2021	$10,095	$785,058	$986,179	$1,781,332
Measurement-period adjustments from Riggs Distler acquisition (a)	—	(574)	—	(574)
Measurement-period adjustments from MountainWest acquisition (a)	—	—	(8,690)	(8,690)
Foreign currency translation adjustment	—	1,603	—	1,603
March 31, 2022	$10,095	$786,087	$977,489	$1,773,671
(a) See Note 8 - Business Acquisitions for details regarding measurement-period adjustments.
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $41.4 million and $36 million of dividends declared as of March 31, 2022 and December 31, 2021, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021	2022	2021
Southwest Gas Corporation:
Change in COLI policies	$(2,000)	$2,700	$4,100	$27,400
Interest income	2,801	716	7,198	3,343
Equity AFUDC	76	981	(905)	4,644
Other components of net periodic benefit cost	(188)	(3,505)	(10,704)	(18,522)
Miscellaneous income and (expense)	626	(342)	(3,483)	(2,369)
Southwest Gas Corporation - total other income (deductions)	1,315	550	(3,794)	14,496
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	3	(3)	(16)	(9)
Equity AFUDC	182	—	182	—
Equity in earnings of unconsolidated investments	515	(8)	749	121
Miscellaneous income and (expense)	(771)	(91)	176	(179)
Southwest Gas Holdings, Inc. - total other income (deductions)	$1,244	$448	$(2,703)	$14,429
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
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in that entity, the reduction of which being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company, through Centuri, had the right, but

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption based on these provisions, and as a result, Centuri paid $39.6 million to the previous owner of Linetec for a 5.0% equity interest in Linetec, thereby reducing the balance continuing to be redeemable to 15% under the terms of the original agreement. In order to fund the redemption, Southwest Gas Holdings, Inc. contributed capital to Centuri.
Certain members of Riggs Distler management have a 1.42% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest decreased by approximately $22 million during the three months ended March 31, 2022. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2021	$184,148	$12,569	$196,717
Net income attributable to redeemable noncontrolling interests	1,103	(31)	1,072
Redemption value adjustments	(22,156)	—	(22,156)
Redemption of equity interest from noncontrolling party	(39,649)	—	(39,649)
Balance, March 31, 2022	$123,446	$12,538	$135,984
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

	Three Months Ended March 31,		Twelve Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Weighted average basic shares	60,737	57,600	59,919	56,564
Effect of dilutive securities:
Restricted stock units (1)	117	79	125	85
Weighted average diluted shares	60,854	57,679	60,044	56,649
(1) The number of securities included 112,000 and 75,000 performance shares during the three months ending March 31, 2022 and 2021, and 114,000 and 76,000 performance shares during the twelve months ending March 31, 2022 and 2021, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Contingencies. Southwest maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2021 to July 2022, these liability insurance policies require Southwest to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in aggregate claims above its self-insured retention in the policy year. In August 2021, a natural gas pipe operated by Southwest was involved in an explosion that injured four individuals and damaged property. The explosion was caused by a leak in the pipe, and is under investigation. Individuals that were injured have each brought legal claims against Southwest and other parties. If Southwest is deemed fully or partially responsible, Southwest estimates its net exposure could be equal to the self-insured retention of $5 million (the maximum noted above). In 2021, pursuant to Accounting Standards Codification 450, Contingencies, Southwest recorded a $5 million liability related to this incident reflecting the maximum noted above; an estimate of actual loss greater than this exposure (to be covered by insurance) cannot be estimated as of the date these financial statements are issued.
On November 29, 2021, Icahn Partners LP and Icahn Master Fund LP (collectively, “Icahn”) commenced an action in the Court of Chancery for the State of Delaware. The action is captioned Icahn Partners LP, et al. v. John P. Hester, et al., C.A. No.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

2021-1031-KSJM (Del. Ch.). The complaint names the Company and the individual members of the Board as defendants. The complaint seeks to allege breach of fiduciary duty claims and, among other things, seeks declaratory and injunctive relief to (1) limit the scope and manner of certain equity issuances by the Company; (2) allow Icahn to proceed with a Special Meeting proposal at the Company’s 2022 Annual Meeting; and (3) require the Board to approve Icahn’s slate of nominees as “continuing directors” under certain of the Company’s debt instruments. After filing the complaint, Icahn sought a temporary restraining order to prohibit defendants from making certain equity issuances. On December 21, 2021, the Court denied Icahn’s request. On January 19, 2022, the defendants filed a motion to dismiss the claims that were subject to Icahn’s motion for a temporary restraining order. The same day, the defendants filed an answer, denying the remaining claims in Icahn’s complaint. On February 11, 2022, defendants filed a motion for summary judgement on Icahn’s claims regarding a proposal for a special meeting. On April 5, 2022, following a hearing, the court granted defendants’ motion for summary judgment, finding that the Company properly rejected Icahn’s special meeting proposal. On April 27, 2022, the court entered an order dismissing Icahn’s special meeting proposal claims with prejudice and Icahn’s “continuing directors” claims without prejudice. In accordance with the Cooperation Agreement described in Note 9 - Subsequent Events, Icahn filed a stipulation of dismissal of the case with prejudice, which was entered by the court on May 9, 2022.
On November 18, 2021, the City Pension Fund for Firefighters and Police Officers in the City of Miami Beach (“City Pension Fund”) commenced a putative class action lawsuit in the Court of Chancery for the State of Delaware on behalf of a putative class of persons who purchased the Company’s stock. The action is captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. Robert L. Boughner, et al., C.A. No. 2021-0990-KSJM (Del. Ch.). The complaint was later amended on November 30, 2021. The amended complaint names the Company and the individual members of the Board as defendants. The complaint seeks to assert breach of fiduciary duty claims, alleging that the Board’s recommendation that stockholders reject Icahn’s tender offer to purchase shares of the Company’s common stock omitted material information about the Company’s financial analysis; and seeks to have the Board approve Icahn’s slate of nominees as “continuing directors” under certain of the Company’s debt instruments. On March 9, 2022, City Pension Fund filed a motion for summary judgment on its claim that the Board omitted material information in its recommendation concerning Icahn’s tender offer. On April 19, 2022, City Pension Fund filed a notice of withdrawal of its motion for summary judgment. The Company believes that the claims lack merit and intends to vigorously defend against them.
Recent Accounting Standards Updates.
Accounting pronouncements effective or adopted in 2022:
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to Topic 848) to replace a reference rate affected by such reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another rate expected to be discontinued due to reference rate reform. The guidance was eligible to be applied upon issuance on March 12, 2020, and can generally be applied through December 31, 2022, but to date, no further updates have occurred that would extend the optional guidance to the full tenor of LIBOR expiration dates occurring after 2022. Management will monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. Management will also monitor further FASB action, if any, in regard to the full tenor of LIBOR expiration dates. See also LIBOR discussion in Note 5 – Debt.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The update, amongst other amendments, improves the guidance related to the disclosures and earnings-per-share for convertible instruments and contracts in an entity’s own equity. The update is effective starting in the first quarter of 2022 in regard to relevant contracts.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance. The defined benefit qualified retirement plan, SERP and PBOP are not available to Southwest employees hired on or after January 1, 2022. Employees hired in 2022 or later periods are eligible for enhanced defined contributions as part of the Southwest 401(k) plan rather than participating in the defined benefit retirement plan.
The service cost component of net periodic benefit costs included in the table below is a component of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of service cost to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net regulated operations plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of each entity.

	Qualified Retirement Plan
	March 31,
	Three Months		Twelve Months
	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$11,028	$10,290	$41,897	$36,015
Interest cost	11,251	10,108	41,575	44,275
Expected return on plan assets	(19,978)	(18,088)	(74,242)	(67,060)
Amortization of net actuarial loss	8,117	10,489	39,583	37,507
Net periodic benefit cost	$10,418	$12,799	$48,813	$50,737

	SERP
	March 31,
	Three Months		Twelve Months
	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$106	$131	$501	$422
Interest cost	360	358	1,433	1,561
Amortization of net actuarial loss	588	660	2,570	2,014
Net periodic benefit cost	$1,054	$1,149	$4,504	$3,997

	PBOP
	March 31,
	Three Months		Twelve Months
	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$485	$423	$1,753	$1,608
Interest cost	613	548	2,258	2,485
Expected return on plan assets	(807)	(810)	(3,236)	(3,366)
Amortization of prior service costs	44	240	763	1,106
Net periodic benefit cost	$335	$401	$1,538	$1,833

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment, Centuri encompasses the utility infrastructure services segment, and MountainWest encompasses the pipeline and storage segment. Certain disclosures, where materially consistent with those provided most recently in Southwest’s and the Company’s 2021 Annual Report on Form 10-K, are not repeated below.
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021	2022	2021
Residential	$514,586	$403,143	$1,147,055	$983,108
Small commercial	123,984	81,398	312,800	220,476
Large commercial	20,161	12,673	64,859	44,639
Industrial/other	9,972	13,770	38,515	33,310
Transportation	26,632	24,536	94,336	88,345
Revenue from contracts with customers	695,335	535,520	1,657,565	1,369,878
Alternative revenue program revenues (deferrals)	(23,499)	(16,373)	6,055	(468)
Other revenues (1)	4,703	2,785	12,777	280
Total Regulated operations revenues	$676,539	$521,932	$1,676,397	$1,369,690
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021	2022	2021
Service Types:
Gas infrastructure services	$260,682	$221,837	$1,341,185	$1,265,288
Electric power infrastructure services	181,968	93,961	613,209	433,467
Other	81,227	48,177	364,169	280,015
Total Utility infrastructure services revenues	$523,877	$363,975	$2,318,563	$1,978,770

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021	2022	2021
Contract Types:
Master services agreement	$356,543	$293,680	$1,715,841	$1,520,144
Bid contract	167,334	70,295	602,722	458,626
Total Utility infrastructure services revenues	$523,877	$363,975	$2,318,563	$1,978,770

Unit price contracts	$302,523	$234,449	$1,437,156	$1,347,953
Fixed price contracts	86,537	34,594	319,685	164,750
Time and materials contracts	134,817	94,932	561,722	466,067
Total Utility infrastructure services revenues	$523,877	$363,975	$2,318,563	$1,978,770
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), which are both included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of March 31, 2022 and December 31, 2021 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Contracts receivable, net	$309,876	$296,005
Revenue earned on contracts in progress in excess of billings	197,620	214,774
Amounts billed in excess of revenue earned on contracts	26,875	11,860
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2021 to March 31, 2022 is due to increases in cash received, net of revenue recognized, from contracts that commenced during the period, offset by revenue recognized of approximately $11.9 million that was included in this balance as of January 1, 2022, after which time it became earned and the balance was reduced.
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
As of March 31, 2022, Centuri had 29 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2022 was $205.6 million. Centuri expects to recognize the remaining performance obligations over approximately the next three years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Billed on completed contracts and contracts in progress	$308,798	$292,770
Other receivables	1,430	3,492
Contracts receivable, gross	310,228	296,262
Allowance for doubtful accounts	(352)	(257)
Contracts receivable, net	$309,876	$296,005
Pipeline and Storage Segment:
MountainWest derives revenue on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. MountainWest generates revenue and earnings from annual reservation payments under firm peaking storage and firm transportation contracts. Straight-fixed-variable rate designs are used to allow for recovery of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

substantially all fixed costs in demand or reservation charges, thereby reducing the earnings impact of volume changes on gas transportation and storage operations.
MountainWest receives upfront payment for certain storage services it provides to customers, which are considered to be contract liabilities. These payments are amortized to revenue over the term of the contract.
The primary types of sales and service activities reported as revenue from contracts with customers are FERC-regulated gas transportation and storage service, and to a lesser extent, natural gas liquid (“NGL”) revenues consisting primarily of NGL processing services, and other revenue (consisting of natural gas sales, as well as services related to gathering and processing activities and miscellaneous service revenue).
Transportation and storage contracts are primarily stand-ready service contracts that include fixed reservation and variable usage fees. Fixed fees are recognized ratably over the life of the contract as the stand-ready performance obligations are satisfied, while variable usage fees are recognized when MountainWest has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the performance obligation completed to date. Substantially all of MountainWest’s revenues are derived from performance obligations satisfied over time, rather than recognized at a single point in time. Payment for most sales and services varies by contract type, but is typically due within a month of billing.
MountainWest typically receives or retains NGLs and natural gas from customers when providing natural gas processing, transportation, or storage services. MountainWest records the fair value of NGLs received as service revenue recognized over time and recognizes revenue from the subsequent sale of the NGLs to customers upon delivery. MountainWest typically retains some natural gas under certain transportation service arrangements, intended to facilitate performance of the service and allow for natural losses that occur. As the intent of the retention amount is to enable fulfillment of the contract rather than to provide compensation for services, the fuel allowance is not included in revenue.
MountainWest Regulated operations revenues on the Condensed Consolidated Statements of Income of the Company include revenue from contracts with customers, which is shown below, disaggregated by categories of sales and service activities.

Three Months Ended March 31,
(Thousands of dollars)	2022
Regulated gas transportation and storage revenues	$61,977
NGL revenues	1,493
Other revenues	3,479
Revenue from contracts with customers	66,949
Other revenues	44
Total Regulated operations revenues	$66,993
MountainWest has certain multi-year contracts with fixed-price performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period, whereby revenue will be earned over time as MountainWest stands ready to provide service. These amounts are not material to the financial statements overall. MountainWest also has certain contract liabilities related to consideration received from customers with an obligation to transfer goods or services subsequent to the balance sheet date, amounts for which are generally consistent between December 31, 2021 and March 31, 2022 and are not material.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity in the Equity Shelf Program during the quarter ended March 31, 2022. The following table provides the life-to-date activity under that program for the period ended March 31, 2022:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of March 31, 2022, the Company had approximately $341.8 million in common stock available for sale under the program. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for the repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, term loan, or future credit facilities), and to provide for working capital.
In March 2022, the Company issued, through a separate prospectus supplement under the Universal Shelf, an aggregate of 6,325,000 shares of common stock, in an underwritten public offering price of $74.00 per share, resulting in proceeds to the Company of $452,253,312, net of an underwriters’ discount of $15,796,688. The Company used the net proceeds to repay a portion of the outstanding borrowings under the 364-day term loan credit agreement that was used to initially fund the MountainWest acquisition.
During the three months ended March 31, 2022, the Company issued approximately 65,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the three months ended March 31, 2022, the Company issued 37,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $2.5 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$146,293	$125,000	$166,380
Notes, 4.05%, due 2032	600,000	598,242	—	—
Notes, 3.875%, due 2022	250,000	249,993	250,000	250,603
Notes, 4.875%, due 2043	250,000	272,933	250,000	307,538
Notes, 3.8%, due 2046	300,000	276,144	300,000	329,055
Notes, 3.7%, due 2028	300,000	303,660	300,000	325,191
Notes, 4.15%, due 2049	300,000	296,361	300,000	342,030
Notes, 2.2%, due 2030	450,000	398,066	450,000	440,838
Notes, 3.18%, due 2051	300,000	246,813	300,000	292,116
8% Series, due 2026	75,000	86,880	75,000	92,623
Medium-term notes, 7.78% series, due 2022	—	—	25,000	25,122
Medium-term notes, 7.92% series, due 2027	25,000	28,987	25,000	31,555
Medium-term notes, 6.76% series, due 2027	7,500	8,230	7,500	8,949
Unamortized discount and debt issuance costs	(27,091)		(19,959)
	2,955,409		2,387,541
Revolving credit facility and commercial paper	—	—	130,000	130,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,853)		(1,938)
	198,147		198,062
Less: current maturities	(250,000)		(275,000)
Southwest Gas Corporation total long-term debt, less current maturities	$2,903,556		$2,440,603
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	$1,014,275	$1,000,329	$1,117,138	$1,117,841
Centuri secured revolving credit facility	108,035	108,060	103,329	103,749
MountainWest unsecured senior notes, 3.53%, due in 2028	102,001	95,819	102,078	102,078
MountainWest unsecured senior notes, 4.875%, due in 2041	199,765	176,488	199,926	199,926
MountainWest unsecured senior notes, 3.91%, due in 2038	147,760	131,379	147,735	147,735
Other debt obligations	148,981	142,712	51,665	50,003
Unamortized discount and debt issuance costs	(23,546)		(24,466)
Less: current maturities	(41,069)		(22,324)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,559,758		$4,115,684

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2022, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At March 31, 2022, no borrowings were outstanding on the long-term portion (including under the commercial paper program, discussed below) of the facility or on the short-term portion of this credit facility discussed below.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At March 31, 2022, as noted above, no borrowings were outstanding under the commercial paper program.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem the $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility and term loan facility are based on either a “base rate” or LIBOR, plus an applicable margin in either case. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at March 31, 2022 totaled $2.4 billion. At March 31, 2022, $1.122 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility. During March 2022, Centuri utilized proceeds of approximately $100 million in fixed-rate term loans secured by owned vehicles and equipment to repay a corresponding amount outstanding under the term loan facility.
MountainWest has two private placement unsecured senior notes and a public unsecured senior note, with a combined carrying value of $449.5 million and aggregate principal amount of $430 million. The carrying value is higher than the principal balance as amounts outstanding were recorded at their fair values as of the December 31, 2021 acquisition date of the MountainWest entities.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $200 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate” plus in each case an applicable margin. There was $69 million outstanding under this credit facility as of March 31, 2022.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at March 31, 2022.
In March 2022, Southwest amended its $250 million Term Loan, extending the maturity date to March 21, 2023 and replacing LIBOR interest rate benchmarks with SOFR interest rate benchmarks. The proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. Management extended the maturity date to fund recent increases in gas purchase costs, as reflected in the PGA. Interest rates for the amended term loan are calculated at either SOFR or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured long-term debt rating. The applicable margin ranges from 0.550% to 1.000% for loans bearing interest with reference to SOFR and 0.000% for loans bearing interest with reference to an alternate base rate. The amended agreement contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year.
In November 2021, Southwest Gas Holdings, Inc. entered into a 364-day term loan credit agreement (the “Credit Agreement”). The Credit Agreement provided for a $1.6 billion delayed-draw term loan (the “Term Loan Facility”) to fund and to pay fees, commissions, and expenses related to the Term Loan Facility and the acquisition of the equity interests in MountainWest (refer to Note 8 - Business Acquisitions). The Term Loan Facility was funded on December 31, 2021, and matures on December 30, 2022. Interest rates for the Term Loan Facility are based on either the “base rate” or LIBOR, plus an applicable margin. There was $1.16 billion outstanding under the Term Loan Facility as of March 31, 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The borrowings under the term loan facility to temporarily finance the acquisition of MountainWest created a negative working capital condition for the Company, which as of March 31, 2022 is approximately $584 million. As of May 10, 2022, the Company does not have sufficient liquidity or capital resources to repay the term loan facility without issuing new debt or equity. Management intends to issue long-term debt to permanently refinance the remaining portion of the term loan facility.
Management believes that its refinancing plan is probable based on the Company’s ability to generate consistent cash flows, its current credit ratings, its relationships with its lenders and its prior history of successfully raising debt and equity necessary to fund its acquisitions and operations. As such, management has concluded that the Company can satisfy its obligations for at least the next twelve months from the issuance date of these financial statements.
The Company’s ability to access capital markets or to otherwise obtain sufficient financing may be affected by future conditions. If the Company is unable to execute its plan to refinance debt obligations, the Company’s credit facility could be terminated, and amounts due under its revolver and other borrowing arrangements could be declared immediately due and payable.
LIBOR
Certain rates established at LIBOR are scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of March 31, 2022, the Company had $2.17 billion in aggregate outstanding borrowings under Centuri’s combined facility and Southwest Gas Holdings, Inc.’s Term Loan Facility. Southwest had no outstanding borrowings or variable rate debt agreements with reference to LIBOR as of March 31, 2022. In order to mitigate the impact on the financial condition and results of operations of the Company, management will monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company can provide no assurances as to the impact a LIBOR discontinuance will have on their financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$240	$(58)	$182
Amortization of net actuarial (gain)/loss	8,705	(2,089)	6,616	11,149	(2,675)	8,474
Regulatory adjustment	(7,268)	1,745	(5,523)	(9,575)	2,298	(7,277)
Pension plans other comprehensive income (loss)	1,481	(355)	1,126	1,814	(435)	1,379
FSIRS (designated hedging activities):
Amounts reclassified into net income	545	(129)	416	544	(131)	413
FSIRS other comprehensive income (loss)	545	(129)	416	544	(131)	413
Total other comprehensive income (loss) - Southwest Gas Corporation	2,026	(484)	1,542	2,358	(566)	1,792
Foreign currency translation adjustments:
Translation adjustments	1,247	—	1,247	823	—	823
Foreign currency other comprehensive income (loss)	1,247	—	1,247	823	—	823
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$3,273	$(484)	$2,789	$3,181	$(566)	$2,615

	Twelve Months Ended March 31, 2022			Twelve Months Ended March 31, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$59,176	$(14,202)	$44,974	$(57,539)	$13,809	$(43,730)
Amortization of prior service cost	763	(183)	580	1,106	(266)	840
Amortization of net actuarial (gain)/loss	42,153	(10,117)	32,036	39,521	(9,484)	30,037
Regulatory adjustment	(85,887)	20,614	(65,273)	6,255	(1,502)	4,753
Pension plans other comprehensive income (loss)	16,205	(3,888)	12,317	(10,657)	2,557	(8,100)
FSIRS (designated hedging activities):
Amounts reclassified into net income	2,175	(520)	1,655	2,954	(710)	2,244
FSIRS other comprehensive income (loss)	2,175	(520)	1,655	2,954	(710)	2,244
Total other comprehensive income (loss) - Southwest Gas Corporation	18,380	(4,408)	13,972	(7,703)	1,847	(5,856)
Foreign currency translation adjustments:
Translation adjustments	444	—	444	6,541	—	6,541
Foreign currency other comprehensive income (loss)	444	—	444	6,541	—	6,541
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$18,824	$(4,408)	$14,416	$(1,162)	$1,847	$685
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
The remaining balance of realized losses (net of tax) related to Southwest’s previously settled forward-starting interest rate swap (“FSIRS”), included in AOCI at March 31, 2022, was reclassified into interest expense during the three months ended March 31, 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$152	$—	$152	$(46,761)
Translation adjustments	—	—	—	—	—	—	1,247	—	1,247	1,247
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	1,247	—	1,247	1,247
FSIRS amount reclassified from AOCI (1)	—	—	—	545	(129)	416	—	—	—	416
Amortization of prior service cost (2)	44	(11)	33	—	—	—	—	—	—	33
Amortization of net actuarial loss (2)	8,705	(2,089)	6,616	—	—	—	—	—	—	6,616
Regulatory adjustment (3)	(7,268)	1,745	(5,523)	—	—	—	—	—	—	(5,523)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,481	(355)	1,126	545	(129)	416	1,247	—	1,247	2,789
Ending Balance AOCI March 31, 2022	$(59,701)	$14,330	$(45,371)	$—	$—	$—	$1,399	$—	$1,399	$(43,972)
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
(4)Tax amounts are calculated using a 24% rate.
The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$(46,913)
FSIRS amount reclassified from AOCI (5)	—	—	—	545	(129)	416	416
Amortization of prior service cost (6)	44	(11)	33	—	—	—	33
Amortization of net actuarial loss (6)	8,705	(2,089)	6,616	—	—	—	6,616
Regulatory adjustment (7)	(7,268)	1,745	(5,523)	—	—	—	(5,523)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,481	(355)	1,126	545	(129)	416	1,542
Ending Balance AOCI March 31, 2022	$(59,701)	$14,330	$(45,371)	$—	$—	$—	$(45,371)
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
(8)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Net actuarial loss	$(390,305)	$(399,010)
Prior service cost	(1,484)	(1,528)
Less: amount recognized in regulatory assets	332,088	339,356
Recognized in AOCI	$(59,701)	$(61,182)
Note 7 – Segment Information
As a result of the MountainWest acquisition on December 31, 2021, management updated its segment reporting from the historical presentation of two reportable segments to three reportable segments, with MountainWest presented as the pipeline and storage segment. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment.
Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2022	December 31, 2021
Centuri accounts receivable for services provided to Southwest	$15,522	$15,166
In order to reconcile (below) to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas distribution, utility infrastructure services, and pipeline and storage segments are as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended March 31, 2022
Revenues from external customers	$676,539	$495,544	$66,993	$—	$1,239,076
Intersegment revenues	—	28,333	—	—	28,333
Total	$676,539	$523,877	$66,993	$—	$1,267,409
Segment net income (loss)	$111,795	$(23,486)	$16,930	$(9,061)	$96,178

Three Months Ended March 31, 2021
Revenues from external customers	$521,932	$339,772	$—	$—	$861,704
Intersegment revenues	—	24,203	—	—	24,203
Total	$521,932	$363,975	$—	$—	$885,907
Segment net income (loss)	$118,715	$(859)	$—	$(563)	$117,293

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended March 31, 2022
Revenues from external customers	$1,676,397	$2,212,087	$66,993	$—	$3,955,477
Intersegment revenues	—	106,476	—	—	106,476
Total	$1,676,397	$2,318,563	$66,993	$—	$4,061,953
Segment net income (loss)	$180,215	$17,793	$16,930	$(35,274)	$179,664

Twelve Months Ended March 31, 2021
Revenues from external customers	$1,369,690	$1,852,910	$—	$—	$3,222,600
Intersegment revenues	—	125,860	—	—	125,860
Total	$1,369,690	$1,978,770	$—	$—	$3,348,460
Segment net income (loss)	$194,234	$84,207	$—	$(1,366)	$277,075
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three- and twelve-month periods ended March 31, 2022 include expenses incurred related to shareholder activism, in addition to expenses and financing costs for the MountainWest acquisition, as well as expenses for services performed following December 31, 2021, but related to the acquisition.
Note 8 - Business Acquisitions
In August 2021, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of Drum, including its primary subsidiary, Riggs Distler. In November 2021, certain members of Riggs Distler management acquired a 1.42% interest in Drum. See the Company’s 2021 Form 10-K for additional information about this acquisition.
Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The Company’s allocation of the purchase price was based on an evaluation of the appropriate fair values and represented management’s best estimate based on available data (including market data, data regarding customers of the acquired businesses, terms of acquisition-related agreements, analysis of historical and projected results, and other types of data). The analysis included consideration of types of intangibles that were acquired, including customer relationships, trade name, and backlog. Certain payments were estimated as of the acquisition date and were adjusted when amounts were finalized. Further adjustments may still occur. Due to the estimations made, the final purchase accounting has not yet been completed and further refinements may occur, including potential changes to income taxes.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The preliminary estimated fair values of assets acquired and liabilities assumed as of August 27, 2021, and as updated through March 31, 2022, are as follows:

(Millions of dollars)	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivable	69.1	(8.6)	60.5
Contract assets	40.1	7.4	47.5
Income taxes receivable, net	0.7	—	0.7
Right of use assets under operating leases	1.5	—	1.5
Prepaid expenses	5.2	—	5.2
Property and equipment	118.1	1.2	119.3
Intangible assets	335.0	(31.5)	303.5
Goodwill	446.8	2.1	448.9
Total assets acquired	1,018.4	$(29.4)	$989.0

Trade and other payables	46.2	—	46.2
Finance lease obligations	27.5	1.2	28.7
Contract liabilities	12.7	—	12.7
Operating lease obligations	1.5	—	1.5
Other liabilities	5.3	(0.9)	4.4
Deferred tax liabilities	94.8	(23.4)	71.4
Total liabilities assumed and noncontrolling interest	188.0	(23.1)	164.9
Net assets acquired	$830.4	$(6.3)	$824.1
The Company incurred and expensed acquisition costs of $14 million, included in Utility infrastructure services expenses in the Company’s Condensed Consolidated Statement of Income for the twelve months ended March 31, 2022. No acquisition-related costs were incurred during the three months ended March 31, 2022, and no significant impacts to earnings resulted from the measurement-period adjustments reflected above.
In December 2021 Southwest Gas Holdings, Inc. completed the acquisition of Dominion Energy Questar Pipeline, LLC and related entities (subsequently rebranded as “MountainWest”), which resulted in MountainWest becoming a wholly owned subsidiary of the Company. See the Company’s 2021 Form 10-K for additional information about this acquisition.
Assets acquired and liabilities assumed in the transaction were recorded at their acquisition date fair values. Transaction costs associated with the acquisition were expensed as incurred. The majority of the operations acquired are subject to FERC rate-regulation and therefore are accounted for pursuant to ASC 980, Regulated Operations. The fair values of MountainWest’s assets and liabilities, subject to rate making and cost recovery provisions, provide revenues derived from costs of service, including a return on investment of assets and liabilities included in rate base. Accordingly, the carrying values of such assets and liabilities were deemed to approximate their fair values. The fair value of the MountainWest assets and liabilities assumed that are not subject to the rate-regulation provisions discussed above include a 50% equity method investment, non-regulated property, plant and equipment, and long-term debt assumed; related fair values were determined using a market approach, income approach, or cost approach, as appropriate. Amounts related to post-closing payments were estimated as of the acquisition date and adjusted when determined during the period ended March 31, 2022. No other measurement period adjustments occurred during the period. However, the final purchase accounting has not yet been completed and further refinements may occur, including finalization of income tax-related amounts.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The preliminary estimated fair values of assets acquired and liabilities assumed as of December 31, 2021, and as updated through March 31, 2022, are as follows:

(Millions of dollars)	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Gas plant, net	$1,047.4	$—	$1,047.4
Other property and investments	51.3	—	51.3
Cash and cash equivalents	17.6	—	17.6
Accounts receivable, net of allowances	26.6	2.9	29.5
Prepaid and other current assets	27.4	—	27.4
Deferred charges and other assets	31.1	—	31.1
Goodwill	986.2	(8.7)	977.5
Deferred income taxes	15.4	(1.3)	14.1
Total assets acquired	2,203.0	(7.1)	2,195.9

Long-term debt	449.7	—	449.7
Accounts payable	7.0	—	7.0
Deferred purchased gas costs	5.7	—	5.7
Customer deposits	3.2	—	3.2
Accrued general taxes	0.4	—	0.4
Accrued interest	4.7	—	4.7
Other current liabilities	14.5	—	14.5
Accumulated removal costs	56.6	—	56.6
Other deferred credits	85.6	—	85.6
Total liabilities assumed	627.4	—	627.4
Net assets acquired	$1,575.6	$(7.1)	$1,568.5
The Company incurred and expensed acquisition costs of $18.5 million for the twelve months ended March 31, 2022, which are included in Operations and maintenance expense on the Company’s Condensed Consolidated Statement of Income. No acquisition-related costs were incurred during the three months ended March 31, 2022 and no impacts to earnings resulted from the measurement-period adjustments reflected above. The Company has a transition services agreement with the sellers for a period of up to twelve months from the acquisition date of December 31, 2021, to continue certain corporate and administrative functions for the entities acquired while MountainWest is established as an independent enterprise.
Note 9 - Subsequent Events
On May 6, 2022, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Carl Icahn and the persons and entities listed therein (collectively, the “Icahn Group”). In accordance with the Cooperation Agreement, John P. Hester, the President and Chief Executive Officer of the Company and Southwest and a member of the Board and the Southwest Board (the “SWG Board” and, together with the Board, the “Southwest Boards”), retired as President and Chief Executive Officer of the Company and resigned from the Southwest Boards, effective as of May 6, 2022. Karen S. Haller, the Company’s former Executive Vice President / Chief Legal & Administrative Officer, was appointed as President and Chief Executive Officer of Southwest, effective as of May 6, 2022, and as a member of the Board, effective immediately following the completion of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”).
In addition, pursuant to the Cooperation Agreement, the Company has agreed to appoint three new directors, Andrew W. Evans, H. Russell Frisby, Jr. and Henry P. Linginfelter (collectively, the “Icahn Designees”), to the Board, effective immediately following the 2022 Annual Meeting, and, unless within 90 days of the date of the Cooperation Agreement, the Board has determined to pursue a spin-off of Centuri to the exclusion of other strategic alternatives, the Icahn Group has the ability to designate a fourth director, Andrew J. Teno, unless Mr. Teno has previously replaced one of the other Icahn Designees, in which case the fourth director will be such Icahn Designee. The Icahn Group’s ability to designate directors to the Board is subject to certain ownership thresholds following the closing of the previously announced tender offer by the Icahn Group to purchase any and all shares of common stock of the Company (the “Offer”).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

The Cooperation Agreement requires the Board to expand the Strategic Transactions Committee from three directors to six directors, comprised of the current members of the Strategic Transactions Committee and the three Icahn Designees. For so long as the Icahn Group has the ability to designate at least three members of the Board, three of such designees shall be included on the Strategic Transactions Committee. If the Icahn Group may only designate two members of the Board, then both of such designees shall serve on the Strategic Transactions Committee.
In addition, the Cooperation Agreement provides that the Icahn Group will amend the Offer, to (i) provide that the number of shares of common stock to be purchased in the Offer shall not exceed that number of shares of common stock which, together with the shares of Common Stock beneficially owned by the Icahn Group, would exceed 24.9% of the then outstanding shares of Common Stock, (ii) extend the expiration date of the Offer (the “Expiration Date”) to May 19, 2022 and that the Expiration Date shall not be further extended, and (iii) to waive any conditions to the Offer that have not been satisfied and consummate the Offer and pay for the tendered shares of Common Stock as promptly as practicable after the Expiration Date.
Pursuant to the Cooperation Agreement, the Icahn Group caused the parties to the action filed by Icahn Partners LP and Icahn Partners Master Fund LP in the Court of Chancery of the State of Delaware on November 29, 2021 (Civil Action No. 2021-1031-KSJM), naming as defendants the Company and certain directors and officers of the Company, to file a stipulation of dismissal with prejudice, which was entered by the court on May 9, 2022
In connection with the entry into the Cooperation Agreement, the Company entered into Amendment No. 1 to Rights Agreement (the “Rights Agreement Amendment”) by and between the Company and Equiniti Trust Company. The Rights Agreement Amendment amends the Rights Agreement, dated October 10, 2021, to increase the beneficial ownership percentage included in the definition of “Acquiring Person” from 10% to 24.9% and to delete the concept of a “Passive Institutional Investor.”

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), as well as all of the membership interests in the newly formed MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
The Company completed the acquisition of Dominion Energy Questar Pipeline, LLC (“Questar Pipelines”) and related entities in December 2021. Following the acquisition, the Company formed MountainWest which owns all of the membership interests of Questar Pipelines. In April 2022, the Company completed a general rebranding of the Questar Pipelines entities under the MountainWest name. The acquired operations further diversify the Company’s business including an essential Rocky Mountain energy hub with over 2,000 miles of highly contracted, FERC-regulated interstate natural gas pipelines providing transportation and underground storage services in Utah, Wyoming, and Colorado.
In October 2021, our Board of Directors (the “Board”) authorized and declared a dividend of one preferred stock purchase right for each share of common stock outstanding to stockholders of record at the close of business on October 21, 2021.
In March 2022, the Company announced that the Board had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months from the date of such announcement. Management evaluated various alternatives to determine the optimal structure to maximize stockholder value and subsequently announced the separation structure is expected to be a tax-free spin-off in which stockholders of the Company would receive a prorated dividend of Centuri shares in association with the completion. Then, in April 2022, as a result of interest in the Company well in excess of a tender offer by an activist stockholder (Carl Icahn) to other stockholders, the Board authorized the review of a full range of strategic alternatives intended to maximize stockholder value. As part of this process, a strategic review committee of the Board, consisting entirely of independent directors, will evaluate a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri. There can be no assurances that the Company will be able to successfully separate Centuri on the anticipated timeline or at all, nor assurances that other strategic alternatives considered will be executed or maximize value as intended. See “Item 1A - Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
As described in Note 9 - Subsequent Events, on May 6, 2022, the Company entered into a Cooperation Agreement with Carl C. Icahn and the persons and entities named therein (the “Icahn Group”). In accordance with the Cooperation Agreement, among other things, (i) Karen S. Haller has replaced John C. Hester as the Company’s President and Chief Executive Officer, (ii) the Icahn Group has certain board designation rights, (iii) the Icahn Group has agreed to terminate its previously announced tender offer, and (iv) the Icahn Group caused its affiliates to file a stipulation of dismissal with prejudice dismissing the action filed by them on November 29, 2021, which was entered by the Delaware Court of Chancery on May 9, 2022. See Note 9 - Subsequent Events for more information.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona, selling and transporting natural gas in most of central and southern Arizona, including the Phoenix and Tucson metropolitan areas. In January 2022, Southwest completed the purchase of the Graham County Utilities, Inc. (“GCU”) gas distribution system, located in Graham County, Arizona. Southwest is also the largest distributor of natural gas in Nevada, serving the majority of southern Nevada, including the Las Vegas metropolitan area, and portions of northern Nevada. In addition, Southwest distributes and transports natural gas for customers in portions of California, including the Lake Tahoe area and the high desert and mountain areas in San Bernardino County. Through its subsidiaries, Southwest operates two federally regulated interstate pipelines serving portions of the foregoing northern territories of Nevada and California.
As of March 31, 2022, Southwest had 2,171,000 residential, commercial, industrial, and other natural gas customers, of which 1,161,000 customers were located in Arizona, 806,000 in Nevada, and 204,000 in California. In January 2022, approximately 5,300 customers became part of Southwest’s gas distribution operations that were formerly served by GCU. Over the past twelve months, first-time meter sets were approximately 38,000, compared to 37,000 for the twelve months ended March 2021. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2022, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of such relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis, for details of various rate proceedings.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 70 primary locations across 44 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement projects throughout the U.S. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, Centuri may be engaged to perform restoration activities related to above-ground utility infrastructure, and related results impacts are not solely within the control of management. In addition, in certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.
MountainWest is an interstate natural gas transmission pipeline company that provides transportation and underground storage services to customers in Utah, Wyoming, and Colorado. A substantial portion of its revenue results from reservation charges, but variable rates are also included as part of its primarily rate-regulated rate structures.
While the novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020, the Company continues to facilitate administration, communication, and all critical functions. To date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers. The extent to which COVID-19 may adversely impact the Company’s business depends on future developments; however, management does not currently expect impacts to be material to the Company’s liquidity or financial position overall.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as MD&A, included in the 2021 Annual Report to Stockholders, which is incorporated by reference into the 2021 Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
(In thousands, except per share amounts)	2022	2021	2022	2021
Contribution to net income
Natural gas distribution	$111,795	$118,715	$180,215	$194,234
Utility infrastructure services	(23,486)	(859)	17,793	84,207
Pipeline and storage	16,930	—	16,930	—
Corporate and administrative	(9,061)	(563)	(35,274)	(1,366)
Net income	$96,178	$117,293	$179,664	$277,075

Weighted average common shares	60,737	57,600	59,919	56,564
Basic earnings per share
Consolidated	$1.58	$2.04	$3.00	$4.90

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$233,882	$233,156	$571,051	$546,171
Plus:
Operations and maintenance (excluding Admin. & General) expense	73,422	64,057	276,525	246,214
Depreciation and amortization expense	72,114	68,698	256,814	239,268
Operating margin	$379,418	$365,911	$1,104,390	$1,031,653

1st Quarter 2022 Overview
Southwest Gas Holdings highlights include the following:
•Announced the Board’s evaluation of strategic alternatives, including a potential sale of the Company, sale of business segments, and/or spin-off of Centuri
•Issued 6,325,000 shares of common stock, raising $452 million in net proceeds
•Corporate and administrative expenses include impact of interest on $1.6 billion term loan and activism costs
Natural gas distribution highlights include the following:
•38,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $14 million
•Issued $600 million in 4.05% 10-year Notes
•Nevada general rate case finalized with rate relief effective April 2022
Utility infrastructure services highlights include the following:
•Record revenues of $524 million in the first quarter of 2022, an increase of $160 million, or 44%, compared to the first quarter of 2021
•Results impacted by inflationary pressures and incremental interest and amortization associated with Riggs Distler
Pipeline and storage highlights include the following:
•Recognized revenue of $67 million
•Contributed $17 million to consolidated net income, which is net of $8.7 million of one-time stand-up and integration costs

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$676,539	$521,932
Net cost of gas sold	297,121	156,021
Operating margin	379,418	365,911
Operations and maintenance expense	119,636	106,135
Depreciation and amortization	72,114	68,698
Taxes other than income taxes	21,652	20,687
Operating income	166,016	170,391
Other income (deductions)	1,315	550
Net interest deductions	26,610	22,166
Income before income taxes	140,721	148,775
Income tax expense	28,926	30,060
Contribution to consolidated net income	$111,795	$118,715
Contribution from natural gas distribution operations decreased $6.9 million between the first quarters of 2022 and 2021. The decline was primarily due to an increase in Operations and maintenance expense, higher Depreciation and amortization, and an increase in Net interest deductions, partially offset by an increase in Operating margin.
Operating margin increased $14 million quarter over quarter. Approximately $7 million of incremental margin was attributable to customer growth including 38,000 first-time meter sets during the last twelve months. Rate relief in California added $1 million of margin. Also contributing to the increase were customer late fees that were $2.8 million greater in the current quarter due to the lifting of the moratorium in 2021 on such fees in Arizona, Nevada, and California. The moratorium was previously in place beginning in March 2020 to provide temporary relief to customers during the COVID-19 pandemic. Amounts collected from and returned to customers associated with regulatory account balances and programs, including $6.2 million in incremental (previously unrecovered) revenue associated with Vintage Steel Pipe (“VSP”) and Customer-Owned Yard Line (“COYL”) programs in Arizona, also contributed to the improvement. Refer to Rates and Regulatory Proceedings below. Other differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms contributed to the remaining net variance between quarters.
Operations and maintenance expense increased $13.5 million between quarters. In addition to general inflationary impacts, other increases occurred in the service-related component of employee pension costs (see $775,000 increase reflected in service cost for the three plans in Note 2 - Components of Net Periodic Benefit Cost) and $3.5 million specifically related to customer service, system support, and billing. Other increases included employee and benefit-related costs ($1.2 million) and increased general business insurance ($800,000). The prior year period expense levels included more modest expense levels overall due to COVID-environment reduced training, travel and related amounts.
Depreciation and amortization expense increased $3.4 million, or 5%, between quarters, primarily due to a $564 million, or 7%, increase in average gas plant in service compared to the corresponding quarter a year ago. Offsetting the increase, amortization related to regulatory account recoveries decreased approximately $700,000 between quarters, which is also reflected in Operating margin above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income increased $765,000. The current quarter reflects a $2 million decline in COLI policy cash surrender values, while the prior-year quarter reflected a $2.7 million increase. These fluctuations primarily result from changes in the portion of the cash surrender values that are associated with equity securities, and are directionally consistent with the broader securities markets. This decrease was offset by non-service-related components of employee pension and other postretirement benefit costs, which decreased $3.3 million between quarters. Interest income increased $2.1 million between quarters due to the increased receivable position of the Purchased Gas Adjustment. A gain of $1.5 million was recognized on the sale of non-regulated property in the first quarter of 2022.
Net interest deductions increased $4.4 million in the first quarter of 2022, as compared to the prior-year quarter, primarily related to lower interest in the prior-year quarter, as a carrying amount related to an annual excess accumulated deferred tax

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

(“EADIT”) balance in Arizona was required to be returned to customers, thereby reducing interest when the carrying charge regulatory liability balance was amortized for the return ($1.5 million), and due to higher interest in the current period due to $300 million of Senior Notes issued in August 2021, and to a lesser extent, $600 million of Senior Notes issued in March 2022.
Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$1,676,397	$1,369,690
Net cost of gas sold	572,007	338,037
Operating margin	1,104,390	1,031,653
Operations and maintenance expense	452,051	409,429
Depreciation and amortization	256,814	239,268
Taxes other than income taxes	81,308	67,769
Operating income	314,217	315,187
Other income (deductions)	(3,794)	14,496
Net interest deductions	102,004	98,256
Income before income taxes	208,419	231,427
Income tax expense	28,204	37,193
Contribution to consolidated net income	$180,215	$194,234
Contribution to consolidated net income from natural gas distribution operations decreased $14 million between the twelve-month periods ended March 2022 and 2021. The decline was due primarily to increases in Operations and maintenance expense, Depreciation and amortization, and Taxes other than income taxes, and a decrease in Other income (deductions), offset by an increase in Operating margin.
Operating margin increased $73 million between periods. Customer growth provided $14 million, and combined rate relief provided $44 million of incremental operating margin. Also contributing to the increase were customer late fees that were $8 million greater in the current period due to lifting the moratorium on such fees in all jurisdictions, which was initially instituted in March 2020 to provide temporary relief to customers during the pandemic. Additionally, regulatory account balance returns and recoveries increased approximately $2.1 million between periods. Incremental (previously unrecovered) VSP and COYL revenue in Arizona ($5.2 million combined, between twelve-month periods) also contributed to the variance between periods.
Operations and maintenance expense increased $43 million, or 10%, between periods. In addition to general inflationary impacts, Southwest also experienced $7 million of higher legal-claim related costs (including a $5 million legal reserve as described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies), higher levels of service-related pension costs ($6.1 million), customer service, system support, and billing costs ($7.9 million), increased expenditures for pipeline damage prevention programs ($4 million) and general business insurance ($2.7 million), as well as increased medical and other employee benefit costs. Prior year expense levels were uncharacteristically low due to COVID-period reduced training/travel and other cost savings.
Depreciation and amortization expense increased $17.5 million, or 7%, between periods primarily due to a $562 million, or 7%, increase in average gas plant in service since the corresponding period in the prior year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of a new customer information system placed into production in the second quarter of 2021. Amortization of regulatory account balances impacted expense in both periods, which is offset in Operating margin above.
Taxes other than income taxes increased $13.5 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in California and Nevada jurisdictions.
Other income decreased $18.3 million between the twelve-month periods of 2022 and 2021, primarily due to current-period income of $4.1 million related to COLI policy cash surrender values and net death benefits recognized, compared to the twelve months ended March 31, 2021 which reflected an exceptionally large increase in values of $27.4 million (including $3.7 million of net death benefits). Additionally, equity AFUDC was lower by $5.6 million, due to the impact short-term borrowings have

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

on AFUDC rates. Offsetting these impacts were non-service cost components of employee pension and other postretirement benefit costs which were $7.8 million lower between periods, and interest income which increased $3.9 million between periods. A gain on sale of non-regulated property in the most recent twelve-month period also impacted the variance between periods.
Net interest deductions increased $3.7 million between periods primarily due to increased interest associated with $300 million of Senior Notes issued in August 2021, and to a lesser extent, $600 million of Senior Notes issued in March 2022.
Income tax expense decreased $9 million between the twelve-month period ended March 31, 2022 and 2021, primarily due to a reduction in pre-tax book income, additional amortization of EADIT ($5 million), and to a lesser extent, changes in Arizona and California state apportionment percentages of $2.8 million. Income tax expense in both periods reflects that COLI results are recognized without tax consequences.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$523,877	$363,975
Operating expenses:
Utility infrastructure services expenses	503,232	335,614
Depreciation and amortization	37,612	24,744
Operating income (loss)	(16,967)	3,617
Other income (deductions)	(486)	(102)
Net interest deductions	11,131	1,622
Income (loss) before income taxes	(28,584)	1,893
Income tax expense (benefit)	(6,170)	1,200
Net income (loss)	(22,414)	693
Net income attributable to noncontrolling interests	1,072	1,552
Contribution to consolidated results attributable to Centuri	$(23,486)	$(859)
Utility infrastructure services revenues increased $159.9 million, or 44%, in the first quarter of 2022 when compared to the prior-year quarter, including $113.8 million from Riggs Distler. Revenues from electric infrastructure services increased $88 million in the first quarter of 2022 when compared to the prior-year quarter, of which $67.5 million was recorded by Riggs Distler. Included in electric infrastructure services revenues overall was $14 million from emergency restoration services performed by Linetec and Riggs Distler following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $9 million in the prior-year quarter. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The current quarter increase also included approximately $38.8 million in gas infrastructure services revenues, including $13.6 million recorded by Riggs Distler, primarily from increased volumes under master service agreements.
Utility infrastructure services expenses increased $167.6 million in the first quarter of 2022 when compared to the prior-year quarter. The overall increase includes $104.1 million incurred by Riggs Distler, and incremental costs related to the higher volume of infrastructure services provided. Changes in mix of work and inflationary pressures led to higher input costs including fuel and subcontractor expenses, while higher rental and tooling costs were incurred in support of growth in our electric infrastructure business. The incremental impact of fuel costs in the current environment is estimated at $5 million. These impacts are in contrast to the first quarter of 2021, when favorable weather and mix of work provided improved efficiencies and relative favorable results were uncustomary compared to first quarters that typically bring higher losses, given the seasonal nature of the business and winter-weather hampering effects on construction efforts. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $7.1 million between quarters, including $4 million of general and administrative costs incurred by Riggs Distler. Other administrative costs increased due to the continued growth in the business. Gains on sale of equipment in the first quarter of 2022 and 2021 (reflected as an offset to Utility infrastructure services expenses) were approximately $413,000 and $1.5 million, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Depreciation and amortization expense increased $12.9 million between quarters, of which $12.3 million was recorded by Riggs Distler. The remaining increase was attributable to equipment and computer systems purchased to support the growing volume of infrastructure work.
The increase in Net interest deductions of $9.5 million was primarily due to incremental interest related to outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.
Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$2,318,563	$1,978,770
Operating expenses:
Utility infrastructure services expenses	2,123,085	1,745,729
Depreciation and amortization	130,511	98,548
Operating income	64,967	134,493
Other income (deductions)	683	(67)
Net interest deductions	30,508	7,992
Income before income taxes	35,142	126,434
Income tax expense	11,406	34,477
Net income	23,736	91,957
Net income attributable to noncontrolling interests	5,943	7,750
Contribution to consolidated net income attributable to Centuri	$17,793	$84,207
Utility infrastructure services revenues increased $339.8 million, or 17%, in the current twelve-month period compared to the corresponding period of 2021, including $277.7 million recorded by Riggs Distler subsequent to its acquisition on August 27, 2021. Revenues from electric infrastructure services increased $179.7 million in 2022 when compared to the prior year, of which $175.5 million was recorded by Riggs Distler. Included in the incremental electric infrastructure revenues during the twelve-month period of 2022 was $70.5 million from emergency restoration services performed by Linetec and Riggs Distler, following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., as compared to $90.5 million in similar services during the twelve-month period in 2021. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements, partially offset by reduced work with two significant customers during the 2022 twelve-month period (totaling $60.6 million), due to the mix of projects under each customer’s multi-year capital spending programs.
Utility infrastructure services expenses increased $377.4 million, or 22%, between periods (including $14 million of professional fees related to the acquisition of Riggs Distler). The increase overall includes $249 million incurred by Riggs Distler subsequent to the acquisition, as well as incremental costs related to electric infrastructure services work and costs necessary for the completion of additional gas infrastructure work. Higher fuel costs, equipment rental expense, and subcontractor expenses were also incurred in support of growth in our electric infrastructure business. Expenses in relation to revenues, and therefore, profit margins, can be impacted by the mix of work and inefficiencies from equipment and facility utilization and under-absorption of other fixed costs, which occurred due to the reduced work from the two large customers and lower revenues from emergency restoration services as noted above. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $26.5 million between comparative periods, including the noted $14 million of acquisition-related professional fees and an additional $13.3 million of general and administrative costs incurred by Riggs Distler subsequent to the acquisition. Other administrative costs increased due to the growth in the business. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $5.8 million and $3.3 million for the twelve-month periods of 2022 and 2021, respectively.
Depreciation and amortization expense increased $32 million between the current and prior-year twelve-month periods, of which $29.1 million was recorded by Riggs Distler subsequent to the acquisition. The remaining increase was attributable to equipment and computer systems purchased to support the growing volume of infrastructure work.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Net interest deductions increased $22.5 million between periods due to incremental interest related to outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.
Results of Pipeline and Storage
Quarterly Analysis
The first quarter of 2022 was the first reporting period of post-acquisition operating results for the pipeline and storage segment.

Three Months Ended March 31,
(Thousands of dollars)	2022
Regulated operations revenues	$66,993
Operating expenses:
Net cost of gas sold	1,797
Operations and maintenance expense	24,312
Depreciation and amortization	12,920
Taxes other than income taxes	3,164
Operating income	24,800
Other income (deductions)	543
Net interest deductions	4,382
Income before income taxes	20,961
Income tax expense	4,031
Contribution to consolidated results attributable to MountainWest	$16,930
Current period operating results include rate-regulated transmission and subscription storage revenues of $61.1 million. Operating expenses include $8.7 million of costs associated with integrating MountainWest, including employee retention payments. Additional integration costs will be incurred in future periods until integration efforts are completed.
Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”). Due to the size of Southwest’s regulated operations and the frequency of rate cases and other procedural activities with its commissions, the following discussion focuses primarily on the proceedings within its natural gas distribution operations.
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service changes (including the cost of natural gas purchased), and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. In December 2021, Southwest filed a general rate case application proposing a revenue increase of approximately $90.7 million. Although updated rates related to the previous rate case became effective in January 2021, the most significant driver for the new request is the necessity to reflect in rates the substantial capital investments that have been made since the end of the test year in the previous case, including the customer information system implemented in May 2021. The current filing is based on a test year ended August 31, 2021 and proposes a return on common equity of 9.90% relative to a target equity ratio of 51%. Recovery (over three years) of the approximately $12 million related to the outstanding deferral

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

balance associated with the LNG facility (see below) is included in the request, along with the approximately $2.5 million (also over three years) in late payment charges that were suppressed from customer accounts during the COVID-19 pandemic. A request to continue the Delivery Charge Adjustment (“DCA”), Southwest’s full-revenue decoupling mechanism, is also included, while no changes to Southwest’s existing rate design are proposed. A decision is anticipated by the end of 2022, with new rates expected to be effective in the first quarter of 2023.
Delivery Charge Adjustment. The DCA is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker (decoupling mechanism) amounts based on the balance at the end of the reporting period. An April 2022 filing proposes a rate to return $10.5 million, the over-collected balance existing at the end of the first quarter 2022.
Tax Reform. In the most recently concluded Arizona general rate proceeding, a Tax Expense Adjustor Mechanism (“TEAM”) was approved to timely recognize any future tax rate changes resulting from federal or state tax legislation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in EADIT amortization compared to the amount authorized in the most recently concluded rate case. In December 2021, Southwest filed its inaugural TEAM rate application for the recovery of approximately $4.3 million associated with the mechanism. The commission staff is expected to issue its report on the filing in the second quarter of 2022 for ACC consideration at a subsequent open meeting.
Liquefied Natural Gas (“LNG”) Facility. In 2014, Southwest sought ACC preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, connecting directly to Southwest’s distribution system. Southwest was ultimately granted approval for construction and deferral of costs. The facility was placed in service in December 2019. The capital costs and the operating expenses associated with plant operation were approved and considered as part of Southwest’s previous general rate case. Approximately $12 million in costs, incurred following the in-service date of the facility and after the period considered as part of the previous general rate case, were deferred in the previously authorized regulatory asset account and are included for consideration in the current general rate case application.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue from 2019 and 2020 (collectively, $13.7 million) over a one-year period. In November 2021, the ACC approved full recovery within the proposed timeline, the rate for which was implemented the same month. In a February 2022 filing, Southwest requested to increase its surcharge revenue by $3.4 million to recover the revenue requirement associated with previous investments made since August 2020 and through calendar year 2021, with a proposed rate implementation of June 2022.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program, due to having a substantial amount of pre-1970s vintage steel pipe in Arizona. However, as part of Southwest’s most recent rate case decision in 2020, the ACC ultimately decided to discontinue the accelerated VSP program. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue relating to investments during 2019 and 2020, with approximately $60 million to be recovered over a three-year period. In November 2021, the ACC approved full recovery over the proposed three-year timeline, updated rates for which were implemented in March 2022.
Graham County Utilities. In April 2021, Southwest and Graham County Utilities, Inc. (“GCU”) filed a joint application with the ACC for approval to transfer assets of GCU to Southwest and extend Southwest’s Certificate of Public Convenience and Necessity to serve the more than 5,000 associated customers, for a purchase price of $3.5 million. Approval of the application by the ACC was received in December 2021 with final transfer in mid-January 2022. Former GCU customers continue to be served under existing GCU rates until such time as they are rolled into Southwest’s rates, which is proposed to take place in conjunction with the effective date of rates resulting from the currently pending Arizona general rate case.
California Jurisdiction
California General Rate Case. In August 2019, Southwest filed a general rate case based on a 2021 test year, seeking authority to increase rates in its California rate jurisdictions, after being granted earlier permission to extend the rate case cycle by two years and continue its 2.75% previously approved Post-Test Year (“PTY”) attrition adjustments for 2019 and 2020.
Southwest reached an agreement in principle with the Public Advocate’s Office, which was unanimously approved by the CPUC on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% return on common equity, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase was associated with a North Lake

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Tahoe project that would not ultimately be completed by the beginning of 2021; consequently, the parties agreed to provide for recovery of the cost of service impacts of the project through a future surcharge. The rate case decision maintains Southwest’s existing 2.75% annual attrition adjustments and the continuation of the pension balancing account. It also includes cumulative expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of a school COYL replacement, meter protection, and pipe replacement programs. Although new rates were originally anticipated to be in place by January 1, 2021, in light of an administrative delay, Southwest was granted authority to establish a general rate case memorandum account to track the impacts related to the delay in the implementation of new rates for purposes of later recovery. New rates were ultimately implemented April 1, 2021.
Attrition Filing. Following the 2021 implementation of rates approved as part of the general rate case, Southwest is also authorized to implement annual PTY attrition increases of 2.75%, the first annual adjustment of which began in January 2022.
Customer Data Modernization Initiative (“CDMI”). In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest-bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project (including a new customer information system, ultimately implemented in May 2021). Effective October 2019, the CPUC granted a memorandum account, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI (initially estimated at $19 million). The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, and updated in January 2021, August 2021, and January 2022. This rate is expected to be updated at least annually.
Carbon Offset Program. In March 2022, Southwest filed an application to seek approval to offer a voluntary program to California customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a two-way balancing account to track program-related costs and revenues was included as part of the application. Southwest anticipates a decision in 2023.
Nevada Jurisdiction
Nevada General Rate Case. On August 31, 2021, Southwest filed its most recent general rate case, which was further updated by a certification filing on December 17, 2021. The request proposed a combined revenue increase of approximately $28.7 million (as of certification); the most significant driver for the new request is the necessity to reflect in rates the substantial capital investments that have been made since the end of the test year in the previous case, including the customer information system that was implemented in May 2021. The filing included a proposed return on common equity of 9.90% with a target equity ratio of 51%; recovery over two years of approximately $6.6 million in previously deferred late payment charges related to a regulatory asset associated with COVID-19; and continuation of full revenue decoupling under the General Revenues Adjustment (“GRA”) mechanism. The filing utilized a test year ended May 31, 2021 with certification-period adjustments through November 30, 2021. On February 7, 2022, the parties filed a stipulation with the PUCN, providing for a statewide revenue increase of $14.05 million, a return on common equity of 9.40% relative to a 50% target equity ratio, and continuation of Southwest’s full revenue decoupling mechanism. The stipulation was approved by the commission, and new rates became effective April 1, 2022. The commission’s order did not include recovery of the approximate $6.6 million in previously deferred late payment charges related to a regulatory asset associated with COVID 19 (as noted below).
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s most recent general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2021 related to balances as of September 30, 2021. New rates related to that filing will be effective July 1, 2022. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
COYL Program. In August 2021, Southwest filed a joint petition with the Regulatory Operations Staff of the PUCN proposing a Nevada COYL replacement program to include residential COYLs, public school COYLs, and any other COYLs that are identified to be a safety concern. The petition was approved in January 2022 and provides for capital investments up to $5 million per year for five years and the establishment of a regulatory asset to track the capital-related costs. After five years, the program will be reassessed to determine if it should be continued.
Infrastructure Replacement Mechanism. In 2014, the PUCN approved final rules for the Gas Infrastructure Replacement (“GIR”) mechanism, which provided for the deferral and recovery of certain costs associated with accelerated replacement of qualifying infrastructure that would not otherwise provide incremental revenues between general rate cases. Associated with the replacement of various types of pipe infrastructure under the mechanism (Early Vintage Plastic Pipe, COYL, and VSP), the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually to seek preapproval of qualifying replacement projects.
In cases where preapproval of projects is requested and granted, a GIR rate application is separately filed to reset the GIR recovery surcharge rate related to previously approved and completed projects. On September 30, 2021, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2021. The updated surcharge rate is expected to result in an annual revenue decrease of approximately $1.4 million in southern Nevada and an annual revenue increase of $66,000 in northern Nevada. The parties reached a stipulation that was approved by the commission and new rates became effective January 1, 2022.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its November 2021 ARA filing, Southwest proposed annualized margin decreases of $574,000 and $434,700 for southern and northern Nevada, respectively, requested to become effective in July 2022. In May 2021, Southwest filed its Conservation and Energy Efficiency plan for the years 2022 – 2024, with a proposed annual budget amount of approximately $3 million. A PUCN decision received in the fourth quarter 2021 authorized the continuation of Southwest’s currently authorized programs and an annual budget of approximately $1.3 million.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion, and Southwest provides periodic updates and adjusts the rates to recover the revenue requirement associated with the investments to serve customers as part of the ARA filings and rate case proceedings. As of March 2022, approximately 40 miles of natural gas infrastructure has been installed throughout the Mesquite expansion area.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, near Elko, Nevada, and to implement a cost recovery methodology to recover the associated revenue requirement consistent with the SB 151 regulations. The expansion facilities consist of a high-pressure approach main and associated regulator stations, an interior backbone, and an extension of the distribution system from the interior backbone. The total capital investment was estimated to be $61.9 million. A stipulation was reached with the parties and approved by the PUCN in December 2019, including in regard to the rate recovery allocation amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction began in the third quarter of 2020, and service commenced to the first Spring Creek customers in December 2020. As of March 31, 2022, approximately 28 miles of natural gas infrastructure has been installed throughout the Spring Creek expansion area, and is anticipated to be completed in 2026.
Regulatory Asset Related to COVID-19. The PUCN issued an order directing utilities within the state to establish regulatory asset accounts, effective March 12, 2020, the date the Governor declared a state of emergency related to COVID-19, to track the financial impacts associated with maintaining service for customers affected by COVID-19, including those whose service would have been otherwise terminated/disconnected. These amounts, totaling approximately $6.6 million, were included in Southwest’s recently concluded general rate case request. The commission ultimately decided that the deferred late payment charges that made up the $6.6 million did not qualify as costs of maintaining service and denied recovery. However, this amount was previously fully reserved by management pending the outcome of the ultimate proceeding.
Carbon Offset Program. In June 2021, Southwest filed an application to seek approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. The parties reached a stipulation that was approved by the commission in December 2021 approving Southwest’s proposal. Implementation of the program is expected in the second quarter of 2022.
FERC Jurisdiction
General Rate Case. In 2020, Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, reached an agreement in principle with the FERC Staff providing that its three largest transportation customers and all storage customers would be required to have primary service agreement terms of at least five years, that term-differentiated rates would continue generally, and included a 9.90% pre-tax rate of return. Interim rates were made effective February 2020. As part of the settlement, Great Basin will not file a rate case later than May 31, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of March 31, 2022, under-collections in each of Southwest’s service territories resulted in an asset of $368 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The increase in the PGA balance during the first quarter of 2022 includes nearly $400 million in commodity and transmission costs incurred during this period. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	March 31, 2022	December 31, 2021	March 31, 2021
Arizona	$255,472	$214,387	$194,446
Northern Nevada	13,700	12,632	3,036
Southern Nevada	93,153	55,967	31,849
California	5,629	8,159	9,555
	$367,954	$291,145	$238,886
Not included in the PGA balances table above are $297,000 at March 31, 2022 and $5.7 million at December 31, 2021 in deferred purchased gas cost liabilities for MountainWest.
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company, in executing on its plans to fund the MountainWest acquisition, initially funded the transaction through short-term borrowings, which would be refinanced through a multi-pronged permanent financing plan by the second quarter of 2022, some of which was executed during the first quarter of 2022 as the Company used $452 million in net proceeds from its underwritten offering of common stock to repay a portion of such short-term borrowings. In the interim, its working capital resources are necessarily low compared to its short-term obligations, which will be alleviated once management completes its execution on the remainder of its plan. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained following the acquisition.
The Company’s Cash and cash equivalents as of March 31, 2022 and December 31, 2021 were $625 million and $223 million, respectively. The increase in Cash and cash equivalents between periods is largely attributable to Southwest’s net proceeds received from the $600 million 4.05% Senior Notes issuance in March 2022, which were partially used in March 2022 to pay down amounts then outstanding on the credit facility, and in April 2022, to redeem the $250 million 3.875% Senior Notes then maturing, in addition to funding interest payments on various debt ($23 million), with the remaining cash available for general corporate purposes. Additionally, the Company received a $34 million dividend from MountainWest in March 2022, which was partially used in April 2022 to pay a post-closing payment adjustment to the sellers in connection with the MountainWest acquisition (see Note 8 - Business Acquisitions).
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities increased $239 million in the first three months of 2022 as compared to the same period of 2021. The improvement in cash flows primarily resulted from the change in purchased gas costs, including amounts incurred and deferred, as well as when amounts are incorporated in customer bills to recover or return deferred balances. The prior period included a $50 million incremental contribution to the noncontributory qualified

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

retirement plan (reflected as a change in other liabilities and deferred credits). Other impacts include benefits from depreciation and changes in components of working capital overall, including collections of accounts receivable balances in the utility infrastructure services segment.
The corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the three- and twelve-month periods ended March 31, 2022 include expenses incurred related to shareholder activism, in addition to expenses and financing costs for the MountainWest acquisition, as well as expenses for services performed following December 31, 2021, but related to the acquisition.
Investing Cash Flows. Cash used in consolidated investing activities increased $9 million in the first three months of 2022 as compared to the same period of 2021. The change was primarily due to an increase in capital expenditures in the natural gas distribution segment.
Financing Cash Flows. Net cash provided by consolidated financing activities increased $163 million in the first three months of 2022 as compared to the same period of 2021. The change was primarily due to Southwest’s issuance of $600 million in notes, in addition to the Company’s $452 million in net proceeds from the issuance of common stock in an underwritten public offering in the current period. Part of the proceeds of Southwest’s notes issuance was used to pay down the amounts then outstanding under the long-term portion of its credit facility. The Company used the net proceeds from the common stock issuance to repay a portion of its 364-day Term Loan Facility that was funded in December 2021. In February 2022, Southwest also redeemed $25 million 7.78% series Medium-term notes then maturing. By comparison, the prior period included $203 million net proceeds from the short-term portion of Southwest’s credit facility and the Company’s credit facility, all of which is considered short-term.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $260 million in the first three months of 2022 as compared to the same period of 2021. The improvement in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs, as well as to other working capital changes.
Investing Cash Flows. Cash used in investing activities increased $10 million in the first three months of 2022 as compared to the same period of 2021. The change was primarily due to increases in capital expenditures in 2022 as compared to the same period in the prior year. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $179 million in the first three months of 2022 as compared to the same period of 2021. The increase was primarily due to Southwest’s issuance of $600 million in notes in the first quarter of 2022 that was not used until April 2022 to redeem $250 million in maturing notes, but was used to repay the then outstanding amounts on its credit facility. Offsetting this increase was the redemption of $25 million 7.78% series Medium-term notes that matured in February 2022, parent contributions received in the first quarter of 2021 that did not recur in 2022, and proceeds in the prior year from a $250 million Term Loan issued to fund increased gas purchased costs during the 2021 freeze. See Note 5 – Debt.
Gas Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended March 31, 2022, construction expenditures for the natural gas distribution segment were $615 million (not including amounts incurred for capital expenditures but not yet paid). The majority of these expenditures represented costs associated with the replacement of existing transmission, distribution, and general plant to fortify system integrity and reliability.
Management estimates natural gas segment construction expenditures during the five-year period ending December 31, 2026 will be approximately $2.5 to $3.5 billion. Of this amount, approximately $650 million to $700 million is scheduled to be incurred in 2022. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 69% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. As of March 31, 2022, Southwest had $250 million, 3.875% notes maturing (repaid in April 2022), and a $250 million Term Loan due in March 2023. Any additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

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
Bonus Depreciation
In 2017, with the enactment of U.S. tax reform, the bonus depreciation deduction percentage changed from 50% to 100% for “qualified property” placed in service after September 27, 2017 and before 2023. The bonus depreciation tax deduction phases out starting in 2023, by 20% for each of the five following years. Qualified property excludes public regulated operations property. The Company estimates bonus depreciation will defer the payment of approximately $27 million (which relates to utility infrastructure services operations) of federal income taxes for 2022.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, and our ability to maintain strong investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2022, the Board elected to increase the quarterly dividend from $0.595 to $0.62 per share, representing a 4.2% increase, effective with the June 2022 payment.
Liquidity
Liquidity refers to the ability of an enterprise to generate sufficient amounts of cash through its operating activities and external financing to meet its cash requirements. Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in the future include: variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas distribution segment, the ability to access and obtain capital from external sources, interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2022, the combined balance in the PGA accounts totaled an under-collection of $368 million. See PGA Filings for more information.
In March 2022, Southwest amended its $250 million Term Loan, extending the maturity date to March 21, 2023. The proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S. The Term Loan was extended as a result of the current gas cost environment and management’s funding plans for purchases.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first three months of 2022 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first three months of 2022 was $85 million. As of March 31, 2022, no borrowings were outstanding on the short-term or long-term portions of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2022 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2022, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at March 31, 2022 totaled $2.4 billion. The maximum amount outstanding on the combined facility during the first three months of 2022 was $1.2 billion. As of March 31, 2022, $108 million was outstanding on the revolving credit facility, in addition to $1.01 billion that was outstanding on the term loan portion of the facility. Also at March 31, 2022, there was approximately $239 million, net of letters of credit, available for borrowing under the line of credit.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $200 million that expires in December 2026. This facility is intended for short-term financing needs. At March 31, 2022, $69 million was outstanding under this facility.
In November 2021, the Company entered into a $1.6 billion delayed-draw Term Loan Facility that was funded on December 31, 2021 in connection with the acquisition of MountainWest. This term loan matures on December 30, 2022. There was $1.16 billion outstanding under this Term Loan Facility as of March 31, 2022, included in the total of $1.474 billion of total short-term debt and current maturities of $291 million. This contributed to a negative working capital position of $584 million as of March 31, 2022, and the Company does currently not have sufficient liquidity or capital resources to repay this debt at maturity without issuing new debt or equity. In April 2022, the Company used a portion of proceeds from the issuance of $600 million Senior Notes issued in March 2022 to redeem $250 million in Senior Notes then maturing and included in current maturities as of March 31, 2022. In March 2022, the Company used net proceeds from the issuance of a common stock offering (see below) to repay a portion of borrowings under the Term Loan Facility. Management intends to satisfy the remainder of this obligation through the issuance of long-term debt. However, management maintains the discretion to seek alternative sources, and can provide no assurances as to its ability to refinance this obligation with the intended method or on attractive terms.
In March 2022, the Company sold, through a prospectus supplement under its Universal Shelf program, an aggregate of 6,325,000 shares of common stock, with an underwritten public offering price of $74.00 per share, resulting in proceeds to the Company of $452.2 million, net of the underwriters’ discount of $15.8 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under the 364-day term loan credit agreement that was used to initially fund the MountainWest acquisition.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) the same month. There was no activity under this multi-year program during the first quarter of 2022. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital. The Company had approximately $341.8 million available under the program as of March 31, 2022.
During the twelve months ended March 31, 2022, 2,302,407 shares were issued in at-the-market offerings under the foregoing program at an average price of $68.70 per share with gross proceeds of $158.2 million, agent commissions of $1.6 million, and net proceeds of $156.6 million under the equity shelf program noted above. See Note 4 – Common Stock for more information.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

Interest rates for the Company’s Term Loan Facility and Centuri’s credit facility contain LIBOR-based rates. Certain LIBOR-based rates are scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of March 31, 2022, the Company had $2.17 billion billion in aggregate outstanding borrowings under Centuri’s credit facility and the Company’s Term Loan Facility. In order to mitigate the impact of a LIBOR discontinuance on the Company’s financial condition and results of operations, management will monitor developments and work with lenders, where relevant, to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company can provide no assurances as to the impact a LIBOR discontinuance will have on its financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to review a full range of strategic alternatives to maximize stockholder value, refinance near-term maturities, to separate Centuri from the Company, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, our intent and ability to complete planned acquisitions and at amounts originally set out, impacts from the COVID-19 pandemic, including on our employees, customers, or otherwise, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming from this pandemic or otherwise, expected impacts of valuation adjustments associated with any redeemable noncontrolling interest, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of recent Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and COYL programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration and recovery, and other rate adjustments, sufficiency of working capital and current credit facilities, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividend increases and the Board’s current target dividend payout ratio, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and the final resolution for recovery of the CDMI-related amounts and balances in any jurisdiction, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or sustained restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees due to the persistence of the virus or virus variants or efficacy of vaccines, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection in any or all jurisdictions, the ability to obtain regulatory recovery of all costs and financial impacts resulting from this pandemic, the ability of the infrastructure services business to resume or continue work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise (such as self-imposed restrictions for the safety of employees and customers), including related to personal distancing, investment in personal protective equipment and other protocols, the impact of a resurgence of the virus or its variants, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness with or without a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings or those planned (including accretion within the first twelve months or other periods) and future acquisition-related costs, the timing and magnitude of costs necessary to integrate and stand up newly acquired operations, administration, and systems, and the ability to complete stand-up for MountainWest prior to the expiration of the transition services agreement, the ability to attract, hire, and maintain necessary staff and management for our collective operations, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest), the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition activity or other strategic endeavors, the impact on our stock price, costs, or businesses from the stock rights program, actions or disruptions of significant shareholders and costs related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2021 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.
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
Based on the most recent evaluation, as of March 31, 2022, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2022 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and Southwest are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest’s financial position or results of operations. See Contingency within Note 1 – Background, Organization, and Summary of Significant Accounting Policies for ongoing litigation, including litigation filed by certain stockholders and by funds managed by Carl Icahn.
ITEM 1A. Described below is a risk factor that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. This risk factor supplements, and does not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed March 1, 2022.
General Risks
Our ongoing review of strategic alternatives could materially impact our strategic direction, business, and results of operations. We can provide no assurances as to the structure or timing of any strategic transaction or that one will be completed at all.
On April 18, 2022, we announced that our Board authorized a thorough review of a full range of strategic alternatives to maximize stockholder value. As part of this process, the Company will evaluate a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the previously disclosed spin-off of Centuri. A committee of the Board, comprised entirely of independent directors, is overseeing the process. The timing, benefits, and outcome of the strategic review process or the structure, terms and specific risks and uncertainties associated with any particular strategic transaction are uncertain. Pursuit of any such strategic alternative could result in material disruptions in our business and otherwise have an adverse effect on the trading price of our common stock or our results of operations. We can provide no assurances as to the structure or timing of any potential strategic transaction or that one will be completed at all.
ITEMS 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-
Third Supplemental Indenture, dated March 22, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 17, 2022. File Nos. 001-37976 and 001-07850.

Exhibit 4.02	-	Form of 4.05% Senior Note due 2032 (included in Exhibit 4.1). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 17, 2022. File Nos. 001-37976 and 001-07850.

Exhibit 4.03	-	Southwest Gas Corporation 4.05% Senior Notes due 2032. Incorporated by reference to prospectus 424(b)(5) dated March 18, 2022, File No. 333-251074-01.

Exhibit 10.1	-
Amendment No. 1, dated as of March 22, 2022, to the Term Loan Agreement, dated as of March 23, 2021, by and among Southwest Gas Corporation, the lenders, book runners and syndication agents party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 17, 2022. File Nos. 001-37976 and 001-07850.

Exhibit 31.01*	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02*	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01*	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02*	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101*	-	The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended March 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*		Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 10, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 10, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

