Form 10-Q
period 2022-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2022-08-09
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 67,007,222 shares as of July 29, 2022.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 29, 2022.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$11,049,050	$10,789,690
Less: accumulated depreciation	(3,496,191)	(3,397,736)
Construction work in progress	218,638	202,068
Net regulated operations plant	7,771,497	7,594,022
Other property and investments, net	1,312,701	1,316,479
Current assets:
Cash and cash equivalents	215,963	222,697
Accounts receivable, net of allowances	750,794	707,127
Accrued utility revenue	40,000	84,900
Income taxes receivable, net	19,147	16,816
Deferred purchased gas costs	354,571	291,145
Prepaid and other current assets	263,363	292,082
Total current assets	1,643,838	1,614,767
Noncurrent assets:
Goodwill	1,750,472	1,781,332
Deferred income taxes	168	121
Deferred charges and other assets	444,332	458,536
Total noncurrent assets	2,194,972	2,239,989
Total assets	$12,923,008	$12,765,257
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 67,003,792 and 60,422,081 shares)	$68,634	$62,052
Additional paid-in capital	2,279,493	1,824,216
Accumulated other comprehensive loss, net	(45,528)	(46,761)
Retained earnings	1,156,253	1,114,313
Total equity	3,458,852	2,953,820
Redeemable noncontrolling interests	122,656	196,717
Long-term debt, less current maturities	4,588,454	4,115,684
Total capitalization	8,169,962	7,266,221
Current liabilities:
Current maturities of long-term debt	41,276	297,324
Short-term debt	1,462,747	1,909,000
Accounts payable	306,753	353,365
Customer deposits	53,991	59,327
Income taxes payable, net	1,725	6,734
Accrued general taxes	55,883	53,473
Accrued interest	35,697	30,964
Deferred purchased gas costs	4,986	5,736
Other current liabilities	387,359	396,126
Total current liabilities	2,350,417	3,112,049
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	785,258	768,868
Accumulated removal costs	494,554	480,583
Other deferred credits and other long-term liabilities	1,122,817	1,137,536
Total deferred income taxes and other credits	2,402,629	2,386,987
Total capitalization and liabilities	$12,923,008	$12,765,257
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Operating revenues:
Regulated operations revenues	$440,030	$292,796	$1,183,562	$814,728	$1,890,624	$1,400,052
Utility infrastructure services revenues	706,090	528,625	1,229,967	892,600	2,496,028	2,012,582
Total operating revenues	1,146,120	821,421	2,413,529	1,707,328	4,386,652	3,412,634
Operating expenses:
Net cost of gas sold	147,860	76,496	446,778	232,517	645,168	347,060
Operations and maintenance	175,791	104,833	325,094	211,523	586,717	416,439
Depreciation and amortization	108,010	82,848	230,656	176,290	425,407	343,447
Taxes other than income taxes	22,606	19,338	47,422	40,025	87,740	71,765
Utility infrastructure services expenses	646,193	478,640	1,149,425	814,254	2,290,638	1,794,145
Total operating expenses	1,100,460	762,155	2,199,375	1,474,609	4,035,670	2,972,856
Operating income	45,660	59,266	214,154	232,719	350,982	439,778
Other income and (expenses):
Net interest deductions	(53,206)	(25,939)	(101,569)	(49,903)	(170,864)	(106,550)
Other income (deductions)	(2,835)	(1,311)	(1,591)	(863)	(4,227)	5,193
Total other income and (expenses)	(56,041)	(27,250)	(103,160)	(50,766)	(175,091)	(101,357)
Income (loss) before income taxes	(10,381)	32,016	110,994	181,953	175,891	338,421
Income tax expense (benefit)	(4,300)	5,542	19,825	36,634	22,839	67,003
Net income (loss)	(6,081)	26,474	91,169	145,319	153,052	271,418
Net income attributable to noncontrolling interests	494	1,355	1,566	2,907	5,082	7,189
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(6,575)	$25,119	$89,603	$142,412	$147,970	$264,229
Earnings (loss) per share:
Basic	$(0.10)	$0.43	$1.40	$2.45	$2.39	$4.61
Diluted	$(0.10)	$0.43	$1.40	$2.45	$2.38	$4.60
Weighted average shares:
Basic	67,045	58,607	63,909	58,106	62,022	57,348
Diluted	67,190	58,710	64,041	58,197	62,157	57,440
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Net income (loss)	$(6,081)	$26,474	$91,169	$145,319	$153,052	$271,418
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	44,974	(43,730)
Amortization of prior service cost	33	182	66	364	431	802
Amortization of net actuarial loss	6,615	8,472	13,231	16,946	30,179	31,322
Regulatory adjustment	(5,524)	(7,277)	(11,047)	(14,554)	(63,520)	3,856
Net defined benefit pension plans	1,124	1,377	2,250	2,756	12,064	(7,750)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	414	416	827	1,241	2,023
Net forward-starting interest rate swaps	—	414	416	827	1,241	2,023
Foreign currency translation adjustments	(2,680)	909	(1,433)	1,732	(3,145)	5,656
Total other comprehensive income (loss), net of tax	(1,556)	2,700	1,233	5,315	10,160	(71)
Comprehensive income (loss)	(7,637)	29,174	92,402	150,634	163,212	271,347
Comprehensive income attributable to noncontrolling interests	494	1,355	1,566	2,907	5,082	7,189
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$(8,131)	$27,819	$90,836	$147,727	$158,130	$264,158
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$91,169	$145,319	$153,052	$271,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,656	176,290	425,407	343,447
Deferred income taxes	30,163	44,178	47,197	63,774
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(42,212)	10,005	(103,771)	(29,021)
Accrued utility revenue	44,900	43,900	(1,500)	(2,700)
Deferred purchased gas costs	(64,176)	(287,687)	(120,217)	(305,043)
Accounts payable	(33,356)	(41,075)	58,145	(1,571)
Accrued taxes	(5,023)	(3,164)	(8,584)	2,988
Other current assets and liabilities	16,480	(31,928)	(40,801)	(3,039)
Gains on sale of property and equipment	(3,475)	(4,033)	(6,348)	(5,572)
Changes in undistributed stock compensation	7,036	5,736	10,594	8,518
Equity AFUDC	(575)	—	(575)	(2,543)
Changes in deferred charges and other assets	13,736	(11,171)	11,366	(35,494)
Changes in other liabilities and deferred credits	(21,705)	(45,013)	(50,321)	(52,865)
Net cash provided by operating activities	263,618	1,357	373,644	252,297
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(367,932)	(338,049)	(745,509)	(739,719)
Acquisition of businesses, net of cash acquired	(18,809)	—	(2,373,069)	—
Changes in customer advances	17,051	7,507	25,518	17,442
Other	3,905	9,159	13,002	13,367
Net cash used in investing activities	(365,785)	(321,383)	(3,080,058)	(708,910)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	456,280	121,302	548,619	205,049
Centuri distribution to redeemable noncontrolling interest	(39,649)	—	(39,649)	—
Dividends paid	(77,419)	(67,130)	(148,511)	(131,189)
Issuance of long-term debt, net	759,602	82,245	2,338,053	124,319
Retirement of long-term debt	(412,263)	(60,500)	(804,427)	(299,370)
Change in credit facility and commercial paper	(130,000)	—	(150,000)	150,000
Change in short-term debt	(446,253)	211,000	(705,253)	260,000
Issuance of short-term debt	—	—	1,850,000	—
Withholding remittance - share-based compensation	(2,089)	(1,243)	(2,110)	(1,243)
Other	(12,811)	(1,623)	(11,917)	(3,565)
Net cash provided by financing activities	95,398	284,051	2,874,805	304,001
Effects of currency translation on cash and cash equivalents	35	188	7	586
Change in cash and cash equivalents	(6,734)	(35,787)	168,398	(152,026)
Cash and cash equivalents at beginning of period	222,697	83,352	47,565	199,591
Cash and cash equivalents at end of period	$215,963	$47,565	$215,963	$47,565
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$92,297	$47,475	$149,174	$101,227
Income taxes paid (received), net	$8,300	$6,659	$5,849	$15,118
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock shares
Beginning balances	66,849	57,995	60,422	57,193
Common stock issuances	155	1,093	6,582	1,895
Ending balances	67,004	59,088	67,004	59,088
Common stock amount
Beginning balances	$68,479	$59,625	$62,052	$58,823
Common stock issuances	155	1,093	6,582	1,895
Ending balances	68,634	60,718	68,634	60,718
Additional paid-in capital
Beginning balances	2,273,837	1,660,108	1,824,216	1,609,155
Common stock issuances	5,656	73,464	455,277	124,417
Ending balances	2,279,493	1,733,572	2,279,493	1,733,572
Accumulated other comprehensive loss
Beginning balances	(43,972)	(58,388)	(46,761)	(61,003)
Foreign currency exchange translation adjustment	(2,680)	909	(1,433)	1,732
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,124	1,377	2,250	2,756
FSIRS amounts reclassified to net income, net of tax	—	414	416	827
Ending balances	(45,528)	(55,688)	(45,528)	(55,688)
Retained earnings
Beginning balances	1,190,738	1,112,377	1,114,313	1,067,978
Net income (loss)	(6,575)	25,119	89,603	142,412
Dividends declared	(41,732)	(35,329)	(83,641)	(70,205)
Redemption value adjustments	13,822	6,112	35,978	(31,906)
Ending balances	1,156,253	1,108,279	1,156,253	1,108,279
Total equity ending balances	$3,458,852	$2,846,881	$3,458,852	$2,846,881
Dividends declared per common share	$0.62	$0.595	$1.24	$1.19
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$9,137,313	$8,901,575
Less: accumulated depreciation	(2,613,096)	(2,538,508)
Construction work in progress	193,269	183,485
Net regulated operations plant	6,717,486	6,546,552
Other property and investments, net	146,599	153,093
Current assets:
Cash and cash equivalents	102,143	38,691
Accounts receivable, net of allowance	141,820	169,666
Accrued utility revenue	40,000	84,900
Income taxes receivable, net	6,665	7,826
Deferred purchased gas costs	354,571	291,145
Receivable from parent	—	1,031
Prepaid and other current assets	207,545	242,243
Total current assets	852,744	835,502
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	388,054	405,021
Total noncurrent assets	398,149	415,116
Total assets	$8,114,978	$7,950,263
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,622,006	1,618,911
Accumulated other comprehensive loss, net	(44,247)	(46,913)
Retained earnings	952,725	906,827
Total equity	2,579,596	2,527,937
Long-term debt, less current maturities	2,904,099	2,440,603
Total capitalization	5,483,695	4,968,540
Current liabilities:
Current maturities of long-term debt	—	275,000
Short-term debt	225,000	250,000
Accounts payable	143,569	234,070
Customer deposits	50,925	56,127
Accrued general taxes	51,722	53,064
Accrued interest	26,942	22,926
Payable to parent	330	—
Other current liabilities	162,151	146,422
Total current liabilities	660,639	1,037,609
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	676,294	638,828
Accumulated removal costs	437,000	424,000
Other deferred credits and other long-term liabilities	857,350	881,286
Total deferred income taxes and other credits	1,970,644	1,944,114
Total capitalization and liabilities	$8,114,978	$7,950,263
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Regulated operations revenues	$377,942	$292,796	$1,054,481	$814,728	$1,761,543	$1,400,052
Operating expenses:
Net cost of gas sold	146,654	76,496	443,775	232,517	642,165	347,060
Operations and maintenance	127,811	103,137	247,447	209,272	476,725	413,246
Depreciation and amortization	55,930	57,631	128,044	126,329	255,113	243,701
Taxes other than income taxes	20,098	19,338	41,750	40,025	82,068	71,765
Total operating expenses	350,493	256,602	861,016	608,143	1,456,071	1,075,772
Operating income	27,449	36,194	193,465	206,585	305,472	324,280
Other income and (expenses):
Net interest deductions	(28,633)	(24,175)	(55,243)	(46,341)	(106,462)	(98,440)
Other income (deductions)	(3,433)	(1,165)	(2,118)	(615)	(6,062)	5,493
Total other income and (expenses)	(32,066)	(25,340)	(57,361)	(46,956)	(112,524)	(92,947)
Income (loss) before income taxes	(4,617)	10,854	136,104	159,629	192,948	231,333
Income tax expense (benefit)	(2,351)	(559)	26,575	29,501	26,412	37,628
Net income (loss)	$(2,266)	$11,413	$109,529	$130,128	$166,536	$193,705
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Net income (loss)	$(2,266)	$11,413	$109,529	$130,128	$166,536	$193,705
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	44,974	(43,730)
Amortization of prior service cost	33	182	66	364	431	802
Amortization of net actuarial loss	6,615	8,472	13,231	16,946	30,179	31,322
Regulatory adjustment	(5,524)	(7,277)	(11,047)	(14,554)	(63,520)	3,856
Net defined benefit pension plans	1,124	1,377	2,250	2,756	12,064	(7,750)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	414	416	827	1,241	2,023
Net forward-starting interest rate swaps	—	414	416	827	1,241	2,023
Total other comprehensive income (loss), net of tax	1,124	1,791	2,666	3,583	13,305	(5,727)
Comprehensive income (loss)	$(1,142)	$13,204	$112,195	$133,711	$179,841	$187,978
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$109,529	$130,128	$166,536	$193,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	128,044	126,329	255,113	243,701
Deferred income taxes	36,624	38,178	51,683	64,989
Changes in current assets and liabilities:
Accounts receivable, net of allowance	27,846	28,018	(22,978)	(25,096)
Accrued utility revenue	44,900	43,900	(1,500)	(2,700)
Deferred purchased gas costs	(63,426)	(287,687)	(119,467)	(305,043)
Accounts payable	(72,201)	(56,518)	42,081	6,812
Accrued taxes	(181)	2,401	5,171	(16,872)
Other current assets and liabilities	46,730	4,549	(28,090)	(18,418)
Gain on sale of property	(1,503)	—	(1,503)	—
Changes in undistributed stock compensation	4,459	4,159	6,692	5,959
Equity AFUDC	(157)	—	(157)	(2,543)
Changes in deferred charges and other assets	2,529	(17,540)	(8,674)	(48,142)
Changes in other liabilities and deferred credits	(22,230)	(45,309)	(49,307)	(55,272)
Net cash provided by (used in) operating activities	240,963	(29,392)	295,600	41,080
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(293,197)	(276,109)	(619,071)	(613,824)
Changes in customer advances	17,051	7,507	25,517	17,442
Other	(896)	6	(934)	677
Net cash used in investing activities	(277,042)	(268,596)	(594,488)	(595,705)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	—	115,641	86,942	194,063
Dividends paid	(60,200)	(53,500)	(118,100)	(106,900)
Issuance of long-term debt, net	593,862	—	891,180	—
Retirement of long-term debt	(275,000)	—	(275,000)	(125,000)
Change in credit facility and commercial paper	(130,000)	—	(150,000)	150,000
Change in short-term debt	(25,000)	234,000	(66,000)	291,000
Withholding remittance - share-based compensation	(1,996)	(1,242)	(2,017)	(1,242)
Other	(2,135)	(263)	(3,692)	(362)
Net cash provided by financing activities	99,531	294,636	363,313	401,559

Change in cash and cash equivalents	63,452	(3,352)	64,425	(153,066)
Cash and cash equivalents at beginning of period	38,691	41,070	37,718	190,784
Cash and cash equivalents at end of period	$102,143	$37,718	$102,143	$37,718
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$51,312	$44,834	$96,718	$94,984
Income taxes paid (received), net	$5	$—	$(13,524)	$3,359
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,620,616	1,458,344	1,618,911	1,410,345
Share-based compensation	1,390	1,418	3,095	3,433
Contributions from Southwest Gas Holdings, Inc.	—	69,657	—	115,641
Ending balances	1,622,006	1,529,419	1,622,006	1,529,419
Accumulated other comprehensive loss
Beginning balances	(45,371)	(59,343)	(46,913)	(61,135)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,124	1,377	2,250	2,756
FSIRS amounts reclassified to net income, net of tax	—	414	416	827
Ending balances	(44,247)	(57,552)	(44,247)	(57,552)
Retained earnings
Beginning balances	987,177	926,011	906,827	835,146
Net income (loss)	(2,266)	11,413	109,529	130,128
Share-based compensation	(186)	(167)	(631)	(517)
Dividends declared to Southwest Gas Holdings, Inc.	(32,000)	(28,500)	(63,000)	(56,000)
Ending balances	952,725	908,757	952,725	908,757
Total Southwest Gas Corporation equity ending balances	$2,579,596	$2,429,736	$2,579,596	$2,429,736
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
In March 2022, the Company announced that its Board of Directors (the “Board”) had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months. Initially it was contemplated that the Centuri separation would take the form of a spin-off. Then, in April 2022, as a result of interest in the Company well in excess of an earlier tender offer to other shareholders by an activist stockholder (affiliates of Carl C. Icahn), the Board authorized the review of a full range of strategic alternatives to maximize stockholder value. As part of this process, a strategic transactions committee of the Board (the “Strategic Transactions Committee”), consisting entirely of independent directors, has been evaluating a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri (collectively, the “Strategic Review”). On August 3, 2022, the Company announced that the Board had unanimously determined that the best path forward to maximize value for all stockholders is to (i) focus on the strategic plan and conclude the strategic review process for Southwest Gas Holdings, Inc. and Southwest Gas Corporation; (ii) continue to review strategic alternatives for MountainWest; and (iii) continue to review strategic alternatives for Centuri, including a sale or spin-off of Centuri.
On May 6, 2022, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Carl C. Icahn and the persons and entities referenced therein (collectively, the “Icahn Group”). In accordance with the Cooperation Agreement, among other things, John P. Hester, President and Chief Executive Officer of the Company and Southwest, retired from his positions with the Company and Southwest and resigned from the Board. Thereafter, Karen S. Haller, the Company’s former Executive Vice President/Chief Legal and Administrative Officer, was appointed President and Chief Executive Officer of the Company and Chief Executive Officer of Southwest, and was appointed as a member of the Board effective immediately following the completion of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”). Justin L. Brown, formerly Southwest’s Senior Vice President/General Counsel, was appointed as President of Southwest.
In addition, pursuant to the Cooperation Agreement, the Company agreed to appoint three new directors, Andrew W. Evans, H. Russell Frisby, Jr., and Henry P. Linginfelter (collectively, the “Icahn Designees”), to the Board, which became effective immediately following the 2022 Annual Meeting. Also pursuant to the Cooperation Agreement, on May 27, 2022, the Icahn group informed the Company that it would cause Mr. Frisby to resign from the Board and requested that Andrew J. Teno be

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

appointed to the Board to fill the vacancy created by Mr. Frisby’s resignation. As a result, on May 27, Mr. Frisby resigned from the Board, effective immediately, and the Board appointed Mr. Teno to fill the vacancy created by Mr. Frisby’s resignation, effective immediately. The Icahn Group’s ability to designate directors to the Board is subject to certain ownership thresholds. Consistent with the May 6, 2022 Cooperation Agreement with the Icahn Group, the Company expects José A. Cárdenas to step down from the Board in the near future, and a new director will be appointed.
The Cooperation Agreement required the Board expand the Strategic Transactions Committee from three directors to six directors, comprised of the existing members of the Strategic Transactions Committee in addition to the three Icahn Designees. Also, as the Icahn Group has the ability to designate at least three members of the Board, such individuals are to be included on the Strategic Transactions Committee. If the Icahn Group may only designate two members of the Board, then both would serve on the Strategic Transactions Committee.
On May 9, 2022, the Company also entered into Amendment No. 1 to the Rights Agreement dated October 10, 2021 (the “Original Rights Agreement” and as amended, the “Amended Rights Agreement”), to increase the triggering percentage from 10% to 24.9% pursuant to the terms of the Cooperation Agreement and permit the subsequent consummation of the Offer (as defined below). See details in the Company’s and Southwest’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) regarding the Original Rights Agreement, as well as Note 4 – Common Stock in this current report on Form 10-Q.
In addition, pursuant to the Cooperation Agreement, the Icahn Group is permitted to acquire up to 24.9% of the shares of the Company, which would include shares as part of an updated tender offer of $82.50 per share, with the updated tender offer expiring on May 20, 2022. An earlier civil suit (initiated in November 2021) by Icahn entities against the Company and certain directors and officers of the Company was subject to a stipulation of dismissal as part of the Cooperation Agreement. The Cooperation Agreement also provides for the reimbursement by the Company of certain out-of-pocket third-party expenses, including certain legal fees, incurred by the Icahn Group.
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end 2021 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole during the recently completed quarter.
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
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2022	December 31, 2021
Net cash surrender value of COLI policies	$142,819	$149,947
Other property	3,780	3,146
Total Southwest Gas Corporation	146,599	153,093
Non-regulated property, equipment, and intangibles	1,678,683	1,616,392
Non-regulated accumulated provision for depreciation and amortization	(569,630)	(512,343)
Other property and investments	57,049	59,337
Total Southwest Gas Holdings, Inc.	$1,312,701	$1,316,479
Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The term

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

non-regulated in regard to assets and related balances in the table above is in reference to the non-rate regulated operations of Centuri, and to a more limited extent, certain assets of MountainWest.
Cash and Cash Equivalents.  Cash and cash equivalents include money market fund investments totaling approximately $77 million and $97 million, for Southwest and the Company, respectively, at June 30, 2022, and $20 million for the Company as of December 31, 2021. The balance for Southwest as of December 31, 2021 was insignificant. These investments fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Non-cash investing activities for the Company and Southwest include capital expenditures that were not yet paid, thereby remaining in accounts payable, which declined by approximately $11.6 million and $18.3 million, respectively, during the six months ended June 30, 2022, and increased $6.5 million and $6.6 million, respectively, during the twelve months ended June 30, 2022.
Accounts Receivable, net of allowances. Following an earlier moratorium on account disconnections amidst the COVID-19 environment, account collection efforts resumed in 2021 in all jurisdictions in which Southwest operates. Ultimately, some accounts may not be collected, and if so, would be written off. Estimates as to collectibility are made on an ongoing basis. However, Southwest continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. The cost of gas included in customer rates also influences account balances at each reporting date.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable the rate-regulated companies to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
Prepaid and other current assets. Prepaid and other current assets for Southwest include, among other things, materials and operating supplies of $70.2 million at June 30, 2022 and $62.9 million at December 31, 2021 (carried at weighted average cost). For the Company, there were materials and operating supplies of $74.5 million and $67.4 million at June 30, 2022 and December 31, 2021, respectively, which included amounts for MountainWest. Also included in the balance for both Southwest and the Company was $10.2 million and $52 million as of June 30, 2022 and December 31, 2021, respectively, in accrued purchased gas cost.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. Management of the Company and Southwest considered its reporting units and segments, determining that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. The acquisition of MountainWest resulted in a new reportable segment which is assessed for impairment beginning in 2022. Since December 31, 2021, management qualitatively assessed whether events during the first six months of 2022 may have resulted in conditions whereby the carrying value of goodwill was higher than its fair value, which if the case, could be an indication of a permanent impairment. Through this assessment, no such condition was believed to have existed and therefore, no impairment was deemed to have occurred. However, there can be no assurances that future assessments of goodwill will not result in an impairment, and various factors, including the results of the continuing Strategic Review related to Centuri and MountainWest, or changes in economic conditions, governmental monetary policies, interest rates, or others, on their own or in combination with the undertakings of the Strategic Review, could result in the fair value of the related reporting units being lower than their carrying value. See also Note 8 - Business Acquisitions. Goodwill in the Natural Gas Distribution operations of Southwest, and across all operations of the Company, is included in their respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Total Company
December 31, 2021	$10,095	$785,058	$986,179	$1,781,332
Measurement-period adjustments from Riggs Distler acquisition (a)	—	(906)		(906)
Measurement-period adjustments from MountainWest acquisition (a)	—	—	(28,178)	(28,178)
Foreign currency translation adjustment	—	(1,776)	—	(1,776)
June 30, 2022	$10,095	$782,376	$958,001	$1,750,472
(a) See Note 8 - Business Acquisitions for details regarding measurement-period adjustments.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $41.5 million and $36 million of dividends declared as of June 30, 2022 and December 31, 2021, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Southwest Gas Corporation:
Change in COLI policies	$(5,200)	$3,100	$(7,200)	$5,800	$(4,200)	$18,500
Interest income	3,198	1,231	5,999	1,947	9,165	4,160
Equity AFUDC	81	(981)	157	—	157	2,543
Other components of net periodic benefit cost	(187)	(3,505)	(375)	(7,010)	(7,386)	(17,021)
Miscellaneous income and (expense)	(1,325)	(1,010)	(699)	(1,352)	(3,798)	(2,689)
Southwest Gas Corporation - total other income (deductions)	(3,433)	(1,165)	(2,118)	(615)	(6,062)	5,493
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	214	(9)	217	(12)	207	(12)
Equity AFUDC	236	—	418	—	418	—
Equity in earnings of unconsolidated investments	728	109	1,243	101	1,368	156
Miscellaneous income and (expense)	(580)	(246)	(1,351)	(337)	(158)	(444)
Southwest Gas Holdings, Inc. - total other income (deductions)	$(2,835)	$(1,311)	$(1,591)	$(863)	$(4,227)	$5,193
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
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner retained a 20% equity interest in that entity, the reduction of which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption based on these provisions, and as a result, Centuri paid $39.6 million to the previous owner of Linetec for a 5% equity interest in Linetec, thereby reducing the balance continuing to be redeemable to 15% under the terms of the original agreement. In order to fund the redemption, Southwest Gas Holdings, Inc. contributed capital to Centuri.
Certain members of Riggs Distler management have a 1.42% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest decreased by approximately $36 million during the six months ended June 30, 2022. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2021	$184,148	$12,569	$196,717
Net income (loss) attributable to redeemable noncontrolling interests	1,576	(10)	1,566
Redemption value adjustments	(35,978)	—	(35,978)
Redemption of equity interest from noncontrolling party	(39,649)	—	(39,649)
Balance, June 30, 2022	$110,097	$12,559	$122,656
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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(In thousands)	2022	2021	2022	2021	2022	2021
Weighted average basic shares	67,045	58,607	63,909	58,106	62,022	57,348
Effect of dilutive securities:
Restricted stock units (1)	145	103	132	91	135	92
Weighted average diluted shares	67,190	58,710	64,041	58,197	62,157	57,440
(1) The number of securities included 136,000 and 95,000 performance shares during the three months ending June 30, 2022 and 2021, 125,000 and 85,000 performance shares during the six months ending June 30, 2022 and 2021 and 124,000 and 83,000 performance shares during the twelve months ending June 30, 2022 and 2021, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
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
Other contingencies are also recognized where appropriate, if claims are brought, or expected to be brought, against the Company or Southwest, where management expects it may settle (or be required to settle) claims in cash, or in some cases, by means of insurance indemnification. The balance of such reserves was updated for additional accruals, including in regard to a contract dispute. For that item, $6.2 million was recorded during the second quarter of 2022, based on management’s estimate of Southwest’s exposure.
As described above, the November 2021 civil suit filed by the Icahn Group, against the Company and certain officers and directors, was subject to a stipulation of dismissal with prejudice in May 2022, pursuant to the terms of the Cooperation Agreement.
On November 18, 2021, the City Pension Fund for Firefighters and Police Officers in the City of Miami Beach (“City Pension Fund”) commenced a putative class action lawsuit in the Court of Chancery for the State of Delaware on behalf of a putative class of persons who purchased the Company’s stock. The complaint was later amended on November 30, 2021. The amended complaint named the Company and the individual members of the Board as defendants. The complaint sought to assert breach of fiduciary duty claims, alleging that the Board’s recommendation that stockholders reject Icahn’s Offer to purchase shares of the Company’s common stock omitted material information about the Company’s financial analysis; and sought to have the Board approve Icahn’s slate of nominees as “continuing directors” under certain of the Company’s debt instruments. In March 2022, the City Pension Fund filed a motion for summary judgment on its claim; however, in April 2022, the City Pension Fund

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

filed a notice of withdrawal of its motion for summary judgment. The Company believes that the claims lack merit and intends to vigorously defend against them.
Recent Accounting Standards Updates.
Accounting pronouncements effective or adopted in 2022:
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to Topic 848) to replace a reference rate affected by such reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another rate expected to be discontinued due to reference rate reform. The guidance was eligible to be applied upon issuance on March 12, 2020, and can generally be applied through December 31, 2022, and while a proposal by the FASB has occurred to extend the optional guidance to the full tenor of LIBOR expiration dates occurring after 2022, to date, no such update has been made effective. Management will monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. Management will also monitor further FASB action, if any, in regard to the full tenor of LIBOR expiration dates. See also LIBOR discussion in Note 5 – Debt.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The update, amongst other amendments, improves the guidance related to the disclosures and earnings-per-share for convertible instruments and contracts in an entity’s own equity. The Company and Southwest adopted the update in the first quarter of 2022, the impact of which was not material to the consolidated financial statements of the Company or Southwest.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”) which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance. The defined benefit qualified retirement plan, SERP, and PBOP are not available to Southwest employees hired on or after January 1, 2022. Employees hired in 2022 or later periods are eligible for enhanced defined contributions as part of the Southwest 401(k) plan, rather than participating in the defined benefit retirement plan.
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

	Qualified Retirement Plan
	June 30,
	Three Months		Six Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$11,028	$10,290	$22,056	$20,580	$42,635	$37,730
Interest cost	11,251	10,108	22,502	20,216	42,718	42,994
Expected return on plan assets	(19,978)	(18,088)	(39,956)	(36,176)	(76,132)	(68,824)
Amortization of net actuarial loss	8,117	10,489	16,234	20,978	37,211	38,990
Net periodic benefit cost	$10,418	$12,799	$20,836	$25,598	$46,432	$50,890

	SERP
	June 30,
	Three Months		Six Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$106	$132	$212	$263	$475	$457
Interest cost	360	358	720	716	1,435	1,517
Amortization of net actuarial loss	587	660	1,175	1,320	2,497	2,223
Net periodic benefit cost	$1,053	$1,150	$2,107	$2,299	$4,407	$4,197

	PBOP
	June 30,
	Three Months		Six Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$485	$423	$970	$846	$1,815	$1,636
Interest cost	613	548	1,226	1,096	2,323	2,388
Expected return on plan assets	(807)	(810)	(1,614)	(1,620)	(3,233)	(3,324)
Amortization of prior service costs	44	240	88	480	567	1,057
Net periodic benefit cost	$335	$401	$670	$802	$1,472	$1,757

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment, Centuri encompasses the utility infrastructure services segment, and MountainWest encompasses the pipeline and storage segment. Certain disclosures, where materially consistent with those provided most recently in the 2021 Form 10-K, are not repeated below.
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Residential	$228,573	$193,322	$743,159	$596,465	$1,182,306	$995,132
Small commercial	78,730	56,093	202,714	137,491	335,437	235,114
Large commercial	20,989	13,158	41,150	25,831	72,690	47,818
Industrial/other	10,773	6,974	20,745	20,744	42,314	33,785
Transportation	24,466	21,797	51,098	46,333	97,005	90,307
Revenue from contracts with customers	363,531	291,344	1,058,866	826,864	1,729,752	1,402,156
Alternative revenue program revenues (deferrals)	11,022	(1,531)	(12,477)	(17,904)	18,608	(6,110)
Other revenues (1)	3,389	2,983	8,092	5,768	13,183	4,006
Total Regulated operations revenues	$377,942	$292,796	$1,054,481	$814,728	$1,761,543	$1,400,052
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Service Types:
Gas infrastructure services	$418,869	$346,877	$679,551	$568,714	$1,413,177	$1,282,008
Electric power infrastructure services	179,749	97,644	361,717	191,605	695,314	435,825
Other	107,472	84,104	188,699	132,281	387,537	294,749
Total Utility infrastructure services revenues	$706,090	$528,625	$1,229,967	$892,600	$2,496,028	$2,012,582

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,			Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021	2022		2021	2022		2021
Contract Types:
Master services agreement	$617,489	$398,650	$1,062,834	*	$692,330	$2,023,482	*	$1,543,292
Bid contract	88,601	129,975	167,133	*	200,270	472,546	*	469,290
Total Utility infrastructure services revenues	$706,090	$528,625	$1,229,967		$892,600	$2,496,028		$2,012,582

Unit price contracts	$421,927	$361,926	$724,450		$596,375	$1,497,157		$1,344,626
Fixed price contracts	128,793	50,455	215,330		85,049	398,023		179,194
Time and materials contracts	155,370	116,244	290,187		211,176	600,848		488,762
Total Utility infrastructure services revenues	$706,090	$528,625	$1,229,967		$892,600	$2,496,028		$2,012,582
* The Company identified an error in the first quarter 2022 disclosure which resulted in an understatement of $88.8 million in the master services agreement category and an overstatement by the same amount in the bid contract category. Management concluded this item was not material to the previously issued financial statements and will revise the first quarter 2022 amounts in future filings.
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of June 30, 2022 and December 31, 2021 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2022	December 31, 2021
Contracts receivable, net	$332,433	$296,005
Revenue earned on contracts in progress in excess of billings	254,259	214,774
Amounts billed in excess of revenue earned on contracts	13,738	11,860
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2021 to June 30, 2022 is due to increases in cash received, net of revenue recognized, from contracts that commenced during the period, offset by revenue recognized of approximately $11.9 million that was included in this balance as of January 1, 2022, after which time it became earned and the balance was reduced.
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
As of June 30, 2022, Centuri had 47 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2022 was $465.7 million. Centuri expects to recognize the remaining performance obligations over approximately the next 2.9 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2022	December 31, 2021
Billed on completed contracts and contracts in progress	$331,173	$292,770
Other receivables	1,408	3,492
Contracts receivable, gross	332,581	296,262
Allowance for doubtful accounts	(148)	(257)
Contracts receivable, net	$332,433	$296,005

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Pipeline and Storage Segment:
MountainWest derives revenue on the basis of services rendered, commodities delivered, or contracts settled and includes amounts yet to be billed to customers. MountainWest generates revenue and earnings from annual reservation payments under firm peaking storage and firm transportation contracts. Straight-fixed-variable rate designs are used to allow for recovery of substantially all fixed costs in demand or reservation charges, thereby reducing the earnings impact of volume changes on gas transportation and storage operations.
MountainWest receives upfront payment for certain storage services it provides to customers, which are considered to be contract liabilities. These payments are amortized to revenue over the term of the contract.
The primary types of sales and service activities reported as revenue from contracts with customers are FERC-regulated gas transportation and storage services, and to a lesser extent, natural gas liquid (“NGL”) revenues consisting primarily of NGL processing services, and other revenue (consisting of natural gas sales, as well as services related to gathering and processing activities and miscellaneous service revenue).
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

	Three Months Ended June 30,	Six Months Ended June 30,
(Thousands of dollars)	2022
Regulated gas transportation and storage revenues	$57,786	119,763
NGL revenues	1,876	3,369
Other revenues	2,380	5,859
Revenue from contracts with customers	62,042	128,991
Other revenues	46	90
Total Regulated operations revenues	$62,088	129,081
MountainWest has certain multi-year contracts with fixed-price performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period, whereby revenue will be earned over time as MountainWest stands ready to provide service. These amounts are not material to the Company’s financial statements overall. MountainWest also has certain contract liabilities related to consideration received from customers with an obligation to transfer goods or services subsequent to the balance sheet date, amounts for which are generally consistent between December 31, 2021 and June 30, 2022 and are not material.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity under the Equity Shelf Program during the quarter ended June 30, 2022. The following table provides the life-to-date activity under that program through June 30, 2022:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of June 30, 2022, the Company had approximately $341.8 million in common stock available for sale under the program.
In March 2022, the Company issued, through a separate prospectus supplement under the Universal Shelf, an aggregate of 6.325 million shares of common stock, in an underwritten public offering price of $74.00 per share, resulting in proceeds to the Company of $452.3 million, net of an underwriters’ discount of $15.8 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under the 364-day term loan credit agreement that was used to initially fund the MountainWest acquisition.
During the six months ended June 30, 2022, the Company issued approximately 191,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the six months ended June 30, 2022, the Company issued 66,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $5.1 million.
In connection with the entry into the Cooperation Agreement (see Note 1 – Background, Organization, and Summary of Significant Accounting Policies), the Company entered into the Amended Rights Agreement to increase the beneficial ownership percentage included in the definition of “Acquiring Person” from 10% to 24.9% and to delete the concept of a “Passive Institutional Investor” to permit the Icahn Group to consummate the Offer.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$126,410	$125,000	$166,380
Notes, 4.05%, due 2032	600,000	549,396	—	—
Notes, 3.875%, due 2022	—	—	250,000	250,603
Notes, 4.875%, due 2043	250,000	230,653	250,000	307,538
Notes, 3.8%, due 2046	300,000	235,140	300,000	329,055
Notes, 3.7%, due 2028	300,000	283,260	300,000	325,191
Notes, 4.15%, due 2049	300,000	250,461	300,000	342,030
Notes, 2.2%, due 2030	450,000	365,054	450,000	440,838
Notes, 3.18%, due 2051	300,000	211,326	300,000	292,116
8% Series, due 2026	75,000	84,078	75,000	92,623
Medium-term notes, 7.78% series, due 2022	—	—	25,000	25,122
Medium-term notes, 7.92% series, due 2027	25,000	27,821	25,000	31,555
Medium-term notes, 6.76% series, due 2027	7,500	7,839	7,500	8,949
Unamortized discount and debt issuance costs	(26,627)		(19,959)
	2,705,873		2,387,541
Revolving credit facility and commercial paper	—	—	130,000	130,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,774)		(1,938)
	198,226		198,062
Less: current maturities	—		(275,000)
Southwest Gas Corporation total long-term debt, less current maturities	$2,904,099		$2,440,603
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	$1,011,413	$970,329	$1,117,138	$1,117,841
Centuri secured revolving credit facility	145,885	145,759	103,329	103,749
MountainWest unsecured senior notes, 3.53%, due in 2028	101,922	90,430	102,078	102,078
MountainWest unsecured senior notes, 4.875%, due in 2041	199,599	157,894	199,926	199,926
MountainWest unsecured senior notes, 3.91%, due in 2038	147,786	113,703	147,735	147,735
Other debt obligations	141,653	129,810	51,665	50,003
Unamortized discount and debt issuance costs	(22,627)		(24,466)
Less: current maturities	(41,276)		(22,324)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,588,454		$4,115,684

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2022, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At June 30, 2022, no borrowings were outstanding on the long-term portion of the facility (including under the commercial paper program, discussed below), nor on the short-term portion of the facility.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program, if any, are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At June 30, 2022, as noted above, no borrowings were outstanding under the commercial paper program.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem the $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility and term loan facility are based on either a “base rate” or LIBOR, plus an applicable margin in either case. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at June 30, 2022 totaled $2.5 billion. At June 30, 2022, $1.157 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
MountainWest has two private placement unsecured senior notes and a public unsecured senior note, with a combined carrying value of $449.3 million and aggregate principal amount of $430 million. The carrying value is higher than the principal balance as amounts outstanding were recorded at their fair values as of the December 31, 2021 acquisition date of the MountainWest entities.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $200 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate” plus in each case an applicable margin. There was $90 million outstanding under this credit facility as of June 30, 2022.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at June 30, 2022.
In March 2022, Southwest amended its $250 million Term Loan (the “March 2021 Term Loan”), extending the maturity date to March 21, 2023 and replacing LIBOR interest rate benchmarks with SOFR interest rate benchmarks. The proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. There was $225 million outstanding under the March 2021 Term Loan as of June 30, 2022.
In November 2021, Southwest Gas Holdings, Inc. entered into a 364-day term loan credit agreement (the “Credit Agreement”). The Credit Agreement provided for a $1.6 billion delayed-draw term loan (the “Term Loan Facility”) to primarily fund the acquisition of the equity interests in MountainWest (refer to Note 8 - Business Acquisitions). The Term Loan Facility was funded on December 31, 2021, and matures on December 30, 2022. There was $1.15 billion outstanding under the Term Loan Facility as of June 30, 2022.
The borrowings under the Term Loan Facility created a negative working capital condition for the Company, which as of June 30, 2022 is approximately $707 million. As of August 9, 2022, the Company does not have sufficient liquidity or capital resources to repay the Term Loan Facility without issuing new debt or equity. As disclosed in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, the Company is exploring strategic alternatives, including a potential sale of MountainWest. Management intends to either issue long-term debt to refinance the Term Loan Facility or extend the Term Loan Facility up to 364 days. If MountainWest is sold as part of the Strategic Review process, the proceeds will be used to repay the amounts borrowed to fund the acquisition.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
LIBOR
Certain rates established at LIBOR are scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of June 30, 2022, the Company had $2.16 billion in aggregate outstanding borrowings under Centuri’s combined facility and Southwest Gas Holdings, Inc.’s Term Loan Facility. Southwest had no outstanding borrowings or variable rate debt agreements with reference to LIBOR as of June 30, 2022. In order to mitigate the impact on the financial condition and results of operations of the Company, management will monitor developments and work with lenders to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company can provide no assurances as to the impact a LIBOR discontinuance will have on its financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$240	$(58)	$182
Amortization of net actuarial (gain)/loss	8,704	(2,089)	6,615	11,148	(2,676)	8,472
Regulatory adjustment	(7,268)	1,744	(5,524)	(9,575)	2,298	(7,277)
Pension plans other comprehensive income (loss)	1,480	(356)	1,124	1,813	(436)	1,377
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	544	(130)	414
FSIRS other comprehensive income (loss)	—	—	—	544	(130)	414
Total other comprehensive income (loss) - Southwest Gas Corporation	1,480	(356)	1,124	2,357	(566)	1,791
Foreign currency translation adjustments:
Translation adjustments	(2,680)	—	(2,680)	909	—	909
Foreign currency other comprehensive income (loss)	(2,680)	—	(2,680)	909	—	909
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(1,200)	$(356)	$(1,556)	$3,266	$(566)	$2,700

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$88	$(22)	$66	$480	$(116)	$364
Amortization of net actuarial (gain)/loss	17,409	(4,178)	13,231	22,297	(5,351)	16,946
Regulatory adjustment	(14,536)	3,489	(11,047)	(19,150)	4,596	(14,554)
Pension plans other comprehensive income (loss)	2,961	(711)	2,250	3,627	(871)	2,756
FSIRS (designated hedging activities):
Amounts reclassified into net income	545	(129)	416	1,088	(261)	827
FSIRS other comprehensive income (loss)	545	(129)	416	1,088	(261)	827
Total other comprehensive income (loss) - Southwest Gas Corporation	3,506	(840)	2,666	4,715	(1,132)	3,583
Foreign currency translation adjustments:
Translation adjustments	(1,433)	—	(1,433)	1,732	—	1,732
Foreign currency other comprehensive income (loss)	(1,433)	—	(1,433)	1,732	—	1,732
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,073	$(840)	$1,233	$6,447	$(1,132)	$5,315

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

	Twelve Months Ended June 30, 2022			Twelve Months Ended June 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$59,176	$(14,202)	$44,974	$(57,539)	$13,809	$(43,730)
Amortization of prior service cost	567	(136)	431	1,057	(255)	802
Amortization of net actuarial (gain)/loss	39,709	(9,530)	30,179	41,212	(9,890)	31,322
Regulatory adjustment	(83,580)	20,060	(63,520)	5,075	(1,219)	3,856
Pension plans other comprehensive income (loss)	15,872	(3,808)	12,064	(10,195)	2,445	(7,750)
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,631	(390)	1,241	2,662	(639)	2,023
FSIRS other comprehensive income (loss)	1,631	(390)	1,241	2,662	(639)	2,023
Total other comprehensive income (loss) - Southwest Gas Corporation	17,503	(4,198)	13,305	(7,533)	1,806	(5,727)
Foreign currency translation adjustments:
Translation adjustments	(3,145)	—	(3,145)	5,656	—	5,656
Foreign currency other comprehensive income (loss)	(3,145)	—	(3,145)	5,656	—	5,656
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$14,358	$(4,198)	$10,160	$(1,877)	$1,806	$(71)
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$152	$—	$152	$(46,761)
Translation adjustments	—	—	—	—	—	—	(1,433)	—	(1,433)	(1,433)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(1,433)	—	(1,433)	(1,433)
FSIRS amount reclassified from AOCI (1)	—	—	—	545	(129)	416	—	—	—	416
Amortization of prior service cost (2)	88	(22)	66	—	—	—	—	—	—	66
Amortization of net actuarial loss (2)	17,409	(4,178)	13,231	—	—	—	—	—	—	13,231
Regulatory adjustment (3)	(14,536)	3,489	(11,047)	—	—	—	—	—	—	(11,047)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,961	(711)	2,250	545	(129)	416	(1,433)	—	(1,433)	1,233
Ending Balance AOCI June 30, 2022	$(58,221)	$13,974	$(44,247)	$—	$—	$—	$(1,281)	$—	$(1,281)	$(45,528)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$(46,913)
FSIRS amount reclassified from AOCI (5)	—	—	—	545	(129)	416	416
Amortization of prior service cost (6)	88	(22)	66	—	—	—	66
Amortization of net actuarial loss (6)	17,409	(4,178)	13,231	—	—	—	13,231
Regulatory adjustment (7)	(14,536)	3,489	(11,047)	—	—	—	(11,047)
Net current period other comprehensive income attributable to Southwest Gas Corporation	2,961	(711)	2,250	545	(129)	416	2,666
Ending Balance AOCI June 30, 2022	$(58,221)	$13,974	$(44,247)	$—	$—	$—	$(44,247)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	June 30, 2022	December 31, 2021
Net actuarial loss	$(381,601)	$(399,010)
Prior service cost	(1,440)	(1,528)
Less: amount recognized in regulatory assets	324,820	339,356
Recognized in AOCI	$(58,221)	$(61,182)
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
Centuri accounts for the services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2022	December 31, 2021
Centuri accounts receivable for services provided to Southwest	$16,915	$15,166

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

In order to reconcile (below) to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas distribution, utility infrastructure services, and pipeline and storage segments are as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended June 30, 2022
Revenues from external customers	$377,942	$672,119	$62,088	$—	$1,112,149
Intersegment revenues	—	33,971	—	—	33,971
Total	$377,942	$706,090	$62,088	$—	$1,146,120
Segment net income (loss)	$(2,266)	$4,741	$15,076	$(24,126)	$(6,575)

Three Months Ended June 30, 2021
Revenues from external customers	$292,796	$504,941	$—	$—	$797,737
Intersegment revenues	—	23,684	—	—	23,684
Total	$292,796	$528,625	$—	$—	$821,421
Segment net income (loss)	$11,413	$15,116	$—	$(1,410)	$25,119

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Six Months Ended June 30, 2022
Revenues from external customers	$1,054,481	$1,167,663	$129,081	$—	$2,351,225
Intersegment revenues	—	62,304	—	—	62,304
Total	$1,054,481	$1,229,967	$129,081	$—	$2,413,529
Segment net income (loss)	$109,529	$(18,745)	$32,006	$(33,187)	$89,603

Six Months Ended June 30, 2021
Revenues from external customers	$814,728	$844,713	$—	$—	$1,659,441
Intersegment revenues	—	47,887	—	—	47,887
Total	$814,728	$892,600	$—	$—	$1,707,328
Segment net income (loss)	$130,128	$14,257	$—	$(1,973)	$142,412

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended June 30, 2022
Revenues from external customers	$1,761,543	$2,379,265	$129,081	$—	$4,269,889
Intersegment revenues	—	116,763	—	—	116,763
Total	$1,761,543	$2,496,028	$129,081	$—	$4,386,652
Segment net income (loss)	$166,536	$7,418	$32,006	$(57,990)	$147,970

Twelve Months Ended June 30, 2021
Revenues from external customers	$1,400,052	$1,899,961	$—	$—	$3,300,013
Intersegment revenues	—	112,621	—	—	112,621
Total	$1,400,052	$2,012,582	$—	$—	$3,412,634
Segment net income (loss)	$193,705	$73,056	$—	$(2,532)	$264,229

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three-, six-, and twelve-month periods ended June 30, 2022 include expenses incurred related to shareholder activism and related settlement activities, expenses incurred in conducting the Strategic Review, and expenses and financing costs for the MountainWest acquisition.
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
The preliminary estimated fair values of assets acquired and liabilities assumed as of August 27, 2021, and as updated through June 30, 2022, are as follows:

(Millions of dollars)	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivable	69.1	(8.6)	60.5
Contract assets	40.1	7.4	47.5
Income taxes receivable, net	0.7	—	0.7
Right of use assets under operating leases	1.5	—	1.5
Prepaid expenses	5.2	—	5.2
Property and equipment	118.1	1.2	119.3
Intangible assets	335.0	(31.5)	303.5
Goodwill	446.8	1.8	448.6
Total assets acquired	1,018.4	$(29.7)	$988.7

Trade and other payables	46.2	—	46.2
Finance lease obligations	27.5	1.2	28.7
Contract liabilities	12.7	—	12.7
Operating lease obligations	1.5	—	1.5
Other liabilities	5.3	(1.2)	4.1
Deferred tax liabilities	94.8	(23.4)	71.4
Total liabilities assumed and noncontrolling interest	188.0	(23.4)	164.6
Net assets acquired	$830.4	$(6.3)	$824.1
The Company incurred and expensed acquisition costs of $14 million, included in Utility infrastructure services expenses in the Company’s Condensed Consolidated Statement of Income for the twelve months ended June 30, 2022. No acquisition-related costs were incurred during the three and six months ended June 30, 2022, and no significant impacts to earnings resulted from the measurement-period adjustments reflected above.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

assets and liabilities, subject to rate making and cost recovery provisions, provide revenues derived from costs of service, including a return on investment of assets and liabilities included in rate base. Accordingly, the carrying values of such assets and liabilities were deemed to approximate their fair values. The fair value of the MountainWest assets and liabilities assumed that are not subject to the rate-regulation provisions discussed above include a 50% equity method investment, non-regulated property, plant and equipment, and long-term debt assumed; related fair values were determined using a market approach, income approach, or cost approach, as appropriate. Amounts related to post-closing payments and deferred taxes were estimated as of the acquisition date and adjusted when determined during the period ended June 30, 2022. No other measurement period adjustments occurred during the period. However, the final purchase accounting has not yet been completed and further refinements may occur, including finalization of income tax-related amounts.
The preliminary estimated fair values of assets acquired and liabilities assumed as of December 31, 2021, and as updated through June 30, 2022, are as follows:

(Millions of dollars)	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Gas plant, net	$1,047.4	$—	$1,047.4
Other property and investments	51.3	—	51.3
Cash and cash equivalents	17.6	—	17.6
Accounts receivable, net of allowances	26.6	2.9	29.5
Prepaid and other current assets	27.4	—	27.4
Deferred charges and other assets	31.1	—	31.1
Goodwill	986.2	(28.2)	958.0
Deferred income taxes, net	15.4	20.9	36.3
Total assets acquired	2,203.0	(4.4)	2,198.6

Long-term debt	449.7	—	449.7
Accounts payable	7.0	—	7.0
Deferred purchased gas costs	5.7	—	5.7
Customer deposits	3.2	—	3.2
Accrued general taxes	0.4	—	0.4
Accrued interest	4.7	—	4.7
Other current liabilities	14.5	—	14.5
Accumulated removal costs	56.6	—	56.6
Other deferred credits	85.6	—	85.6
Total liabilities assumed	627.4	—	627.4
Net assets acquired	$1,575.6	$(4.4)	$1,571.2
The Company incurred and expensed acquisition costs of $18.5 million for the twelve months ended June 30, 2022, which are included in Operations and maintenance expense on the Company’s Condensed Consolidated Statement of Income. No acquisition-related costs were incurred during the six months ended June 30, 2022 and no impacts to earnings resulted from the measurement-period adjustments reflected above. The Company has a transition services agreement with the sellers for a period of up to twelve months from the acquisition date of December 31, 2021, to continue certain corporate and administrative functions for the entities acquired while MountainWest is established as an independent enterprise.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), as well as all of the common stock of the newly formed MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
The Company completed the acquisition of Dominion Energy Questar Pipeline, LLC (“Questar Pipelines”) and related entities in December 2021. Following the acquisition, the Company formed MountainWest, which owns all of the membership interests of Questar Pipelines. In April 2022, the Company completed a general rebranding of the Questar Pipelines entities under the MountainWest name. The acquired operations further diversify the Company’s business including an essential Rocky Mountain energy hub with over 2,000 miles of highly contracted, FERC-regulated interstate natural gas pipelines providing transportation and underground storage services in Utah, Wyoming, and Colorado.
In October 2021, our Board of Directors (the “Board”) authorized and declared a dividend of one preferred stock purchase right for each share of common stock outstanding to stockholders of record at the close of business on October 21, 2021, in accordance with the terms and conditions set forth in the Rights Agreement.
In March 2022, the Company announced that the Board had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months from the date of such announcement. In April 2022, as a result of interest in the Company well in excess of a tender offer to other of our stockholders by an activist stockholder (affiliates of Carl C. Icahn), the Board authorized the review of a full range of strategic alternatives intended to maximize stockholder value. As part of this process, a strategic transactions committee of the Board, consisting entirely of independent directors, would evaluate a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri (collectively, the “Strategic Review”). On August 3, 2022, the Company announced that the Board had unanimously determined that the best path forward to maximize value for all stockholders is to (i) focus on the strategic plan and conclude the strategic review process for Southwest Gas Holdings, Inc. and Southwest Gas Corporation; (ii) continue to review strategic alternatives for MountainWest; and (iii) continue to review strategic alternatives for Centuri, including a sale or spin-off of Centuri. There can be no assurances that the strategic alternatives considered will be executed or maximize value as intended. See “Item 1A - Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.
As described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, on May 6, 2022, the Company entered into a Cooperation Agreement (“Cooperation Agreement”) with Carl C. Icahn and the persons and entities named therein (the “Icahn Group”). In accordance with the Cooperation Agreement, among other things, (i) Karen S. Haller has replaced John C. Hester as the Company’s President and Chief Executive Officer, (ii) the Icahn Group received the right to designate three directors to the Company’s Board, subject to certain ongoing ownership conditions, (iii) the Icahn Group agreed to consummate its previously announced tender offer for any and all shares of the Company’s common stock, which occurred on May 20, 2022, and (iv) the Icahn Group caused its affiliates to file a stipulation of dismissal with prejudice dismissing the action filed by them on November 29, 2021, which was entered by the Delaware Court of Chancery on May 9, 2022. See Note 1 – Background, Organization, and Summary of Significant Accounting Policies for more information. Separately, Justin L. Brown was appointed President of Southwest, while Ms. Haller assumed the role of Southwest’s Chief Executive Officer following the retirement of Mr. Hester from the same position.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona and Nevada, and distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest operates two regulated interstate pipelines serving portions of the northern territories of Nevada and California.
As of June 30, 2022, Southwest had 2,174,000 residential, commercial, industrial, and other natural gas customers, of which 1,162,000 customers were located in Arizona, 808,000 in Nevada, and 204,000 in California. In January 2022, approximately 5,300 customers became part of Southwest’s gas distribution operations that were formerly served by Graham County Utilities (“GCU”). Over the past twelve months, first-time meter sets were approximately 39,000, compared to 37,000 for the twelve months ended June 2021. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2022, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 70 primary locations across 45 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
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
While the novel coronavirus (“COVID-19”) pandemic has been ongoing since the first quarter of 2020, to date, there has not been a significant disruption in the Company’s supply chains, transportation network, or ability to serve customers. See Item 1A “Risk Factors - Operational Risks” in this Quarterly Report on Form 10-Q. The extent to which COVID-19 may adversely impact the Company’s business depends on future developments; however, management does not currently expect impacts to be material to the Company’s liquidity or financial position overall.
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
(In thousands, except per share amounts)	2022	2021	2022	2021	2022	2021
Contribution to net income
Natural gas distribution	$(2,266)	$11,413	$109,529	$130,128	$166,536	$193,705
Utility infrastructure services	4,741	15,116	(18,745)	14,257	7,418	73,056
Pipeline and storage	15,076	—	32,006	—	32,006	—
Corporate and administrative	(24,126)	(1,410)	(33,187)	(1,973)	(57,990)	(2,532)
Net income (loss)	$(6,575)	$25,119	$89,603	$142,412	$147,970	$264,229

Weighted average common shares	67,045	58,607	63,909	58,106	62,022	57,348
Basic earnings (loss) per share
Consolidated	$(0.10)	$0.43	$1.40	$2.45	$2.39	$4.61

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$99,637	$96,353	$333,519	$329,509	$574,335	$560,572
Plus:
Operations and maintenance (excluding Admin. & General) expense	75,721	62,316	149,143	126,373	289,930	248,719
Depreciation and amortization expense	55,930	57,631	128,044	126,329	255,113	243,701
Operating margin	$231,288	$216,300	$610,706	$582,211	$1,119,378	$1,052,992

2nd Quarter 2022 Overview
Southwest Gas Holdings highlights include the following:
•The Board continues to advance strategic alternatives for MountainWest and Centuri
•Corporate and administrative expenses include impact of interest on remaining $1.2 billion term loan, and shareholder activism/settlement and Strategic Review costs collectively totaling $22 million
Natural gas distribution highlights include the following:
•39,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $15 million in the second quarter of 2022 compared to the prior year quarter, including the benefit of new general rates in Nevada effective April 1, 2022
•$152 million capital investment during the quarter
•Operations and maintenance expense includes $15 million of transitory costs for legal-related claims, uncollectible accounts, customer support system stabilization, and pipeline integrity management
•COLI results declined $8.3 million compared to the prior-year quarter
Utility infrastructure services highlights include the following:
•Record revenues of $706 million in the second quarter of 2022, an increase of $177 million, or 34%, compared to the second quarter of 2021
•Costs impacted by inflation, including higher fuel, subcontractor, and equipment rental costs
Pipeline and storage highlights include the following:
•Recognized revenue of $62 million in the second quarter of 2022
•Contributed $15 million to consolidated net income, net of $4.5 million of stand-up and integration costs

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$377,942	$292,796
Net cost of gas sold	146,654	76,496
Operating margin	231,288	216,300
Operations and maintenance expense	127,811	103,137
Depreciation and amortization	55,930	57,631
Taxes other than income taxes	20,098	19,338
Operating income	27,449	36,194
Other income (deductions)	(3,433)	(1,165)
Net interest deductions	28,633	24,175
Income before income taxes	(4,617)	10,854
Income tax benefit	(2,351)	(559)
Contribution to consolidated results	$(2,266)	$11,413
Contribution from natural gas distribution operations decreased $14 million between the second quarters of 2022 and 2021. The decline was primarily due to an increase in Operations and maintenance expense and Net interest deductions, partially offset by an increase in Operating margin.
Operating margin increased $15 million quarter over quarter. Approximately $4 million of incremental margin was attributable to customer growth, including 39,000 first-time meter sets during the last twelve months. Rate relief primarily in Nevada, and to a lesser extent in California, added $9 million of combined margin. Amounts collected from customers associated with previously unrecovered Vintage Steel Pipe (“VSP”) and Customer-Owned Yard Line (“COYL”) programs in Arizona ($6.4 million) also contributed to the improvement. Refer to Rates and Regulatory Proceedings later in this MD&A. Amounts attributable to recovery/return of other regulatory programs (which are also offset in Depreciation and amortization expense, thereby mitigating the impact to overall results) partially offset the other improvements in Operating margin. Other differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms contributed to the remaining net variance between quarters.
Operations and maintenance expense increased $24.7 million between quarters. In addition to general inflationary impacts, specific increases include transitory costs for temporary/contractor services for customer and technology support ($1.6 million), contractor costs for event-driven pipeline integrity, reliability and engineering services ($2.5 million), an increase in the reserve for customer accounts deemed uncollectible ($2.2 million), and higher legal claim-related costs ($8.2 million). Additionally, employee labor and related costs (including the service component of pension costs) increased $2.5 million between quarters. The prior-year quarter expense levels included more modest expense levels overall due to COVID environment reduced training, travel, and related amounts.
Depreciation and amortization expense decreased $1.7 million, or 3%, between quarters, primarily due to a decrease in amortization related to regulatory account recoveries of approximately $5.5 million between quarters, which is also reflected in Operating margin above. Offsetting the decrease was additional expense as a result of a $542 million, or 6%, increase in average gas plant in service compared to the corresponding quarter a year ago. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income decreased $2.3 million. The current quarter reflects a $5.2 million decline in COLI policy cash surrender values, while the prior-year quarter reflected a $3.1 million increase. These fluctuations primarily result from changes in the portion of the cash surrender values that are associated with equity securities, and are directionally consistent with the broader securities markets. This decrease was offset by non-service-related components of employee pension and other postretirement benefit costs, which decreased $3.3 million between quarters. Interest income increased $2 million between quarters due to the increased receivable position related to the Purchased Gas Adjustment mechanisms.
Net interest deductions increased $4.5 million in the second quarter of 2022, as compared to the prior-year quarter, primarily due to interest associated with the issuance of $300 million of Senior Notes issued in August 2021 and $600 million of Senior Notes in March 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Natural Gas Operations
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2022	2021
Gas operating revenues	$1,054,481	$814,728
Net cost of gas sold	443,775	232,517
Operating margin	610,706	582,211
Operations and maintenance expense	247,447	209,272
Depreciation and amortization	128,044	126,329
Taxes other than income taxes	41,750	40,025
Operating income	193,465	206,585
Other income (deductions)	(2,118)	(615)
Net interest deductions	55,243	46,341
Income before income taxes	136,104	159,629
Income tax expense	26,575	29,501
Contribution to consolidated results	$109,529	$130,128
Contribution from natural gas distribution operations to consolidated net income decreased $20.6 million between the first six months of 2022 and 2021. The decline was primarily due to increases in Operations and maintenance expense and Net interest deductions, partially offset by an increase in Operating margin.
Operating margin increased $28.5 million, including $11 million attributable to customer growth. Rate relief contributed an additional $10 million. Also contributing to the increase were customer late fees that were $3.4 million greater in the current period due to the lifting (in 2021) of a moratorium on such fees. The moratorium was previously in place beginning in March 2020 to provide temporary relief to customers during the COVID-19 pandemic. Amounts collected in the current period from customers associated with previously unrecovered VSP and COYL programs in Arizona totaled $11.7 million. Amounts related to the recovery/return associated with other regulatory programs partially offset these improvements; however, such amounts also reduced amortization expense. The residual difference in Operating margin relates to miscellaneous service revenue and customers that are not part of the decoupling mechanisms.
Operations and maintenance expense increased $38 million between periods primarily due to general inflationary impacts, including specific increases related to labor and related pension and benefit costs ($11.1 million), temporary/contractor services for customer and technology support ($2.9 million), contractor costs for pipeline integrity, reliability, and engineering ($3.1 million), an increase to the reserve for customer accounts deemed uncollectible ($2.1 million), higher legal claim-related costs ($8.2 million), as well as increases in other miscellaneous general expenses.
Depreciation and amortization expense increased $1.7 million, or 1%, between periods primarily due to a $552 million, or 7%, increase in average gas plant in service between periods, the impact of which was offset by reduced amounts ($6.2 million) associated with the return/recovery of regulatory account balances, compared to the first six months of 2021. The increase in plant was attributable to pipeline reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of the customer information system, which occurred in May 2021.
Taxes other than income taxes increased $1.7 million, or 4%, between periods primarily due to an increase in property taxes in Nevada and, to a lesser extent, in California.
Other income (deductions) decreased $1.5 million overall between periods. The current period reflects a $7.2 million decline in COLI policy cash surrender values, while the prior-year period reflected $5.8 million in income from the combined effects of an increase in COLI policy cash surrender values and recognized death benefits. Offsetting these impacts- were non-service cost components of employee pension and other postretirement benefits, which decreased $6.6 million between periods, and interest income, which increased $4 million between periods due to the increased receivable position of the PGA. Additionally, a gain of $1.5 million was recognized on the sale of non-regulated property in the first quarter of 2022.
Net interest deductions increased $8.9 million between periods, primarily due to higher interest associated with $300 million of Senior Notes issued in August 2021, $600 million of Senior Notes issued in March 2022, and the impacts of the variable rate $250 million March 2021 Term Loan.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$1,761,543	$1,400,052
Net cost of gas sold	642,165	347,060
Operating margin	1,119,378	1,052,992
Operations and maintenance expense	476,725	413,246
Depreciation and amortization	255,113	243,701
Taxes other than income taxes	82,068	71,765
Operating income	305,472	324,280
Other income (deductions)	(6,062)	5,493
Net interest deductions	106,462	98,440
Income before income taxes	192,948	231,333
Income tax expense	26,412	37,628
Contribution to consolidated results	$166,536	$193,705
Contribution to consolidated net income from natural gas distribution operations decreased $27 million between the twelve-month periods ended June 2022 and 2021. The decline was due primarily to increases in Operations and maintenance expense, Depreciation and amortization, Taxes other than income taxes, and Net interest deductions, and a decrease in Other income (deductions), offset by an increase in Operating margin and a reduction to Income tax expense.
Operating margin increased $66 million between periods. Customer growth provided $16 million, and combined rate relief provided $38 million of incremental operating margin. Also contributing to the increase were customer late fees that were $6.7 million greater in the current period due to lifting the earlier moratorium on such fees in all jurisdictions. Approved VSP and COYL revenue in Arizona also contributed to the improvement between periods ($12 million). Offsetting these increases are amounts associated with the return/recovery of regulatory account balances ($4.5 million between periods), which is mitigated by a decrease in amortization expense (discussed below).
Operations and maintenance expense increased $63 million between periods. In addition to general inflationary impacts, specific increases include temporary/contractor services for customer and technology support services ($7.2 million), employee labor and related pension and benefit costs ($21.1 million), contractor costs for pipeline integrity, reliability, and engineering services ($4.5 million), an increase in the reserve for customer accounts deemed uncollectible ($2.4 million), higher legal claim-related costs ($13.9 million) (including legal reserves as described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies), and other general expense increases overall. The prior year expense levels were uncharacteristically low due to COVID-period reduced training/travel and other cost savings.
Depreciation and amortization expense increased $11.4 million, or 5%, between periods primarily due to a $561 million, or 7%, increase in average gas plant in service since the corresponding period in the prior year, offset by a reduction in amortization of regulatory account balances, as discussed in regard to Operating margin above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of a new customer information system placed into production in the second quarter of 2021.
Taxes other than income taxes increased $10.3 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in California and Nevada.
Other income decreased $11.6 million between the twelve-month periods of 2022 and 2021, primarily due to a current-period decline in COLI policy cash surrender values of $4.2 million, compared to the twelve months ended June 30, 2021, which reflected an increase in values of $18.5 million (including $3.5 million of net death benefits). Additionally, equity AFUDC was lower by $2.4 million, due to the impact short-term borrowings have on AFUDC rates. Offsetting these impacts were non-service cost components of employee pension and other postretirement benefit costs, which were $9.6 million lower between periods, and interest income, which increased $5 million between periods. The gain on sale of non-regulated property, noted earlier, also impacted the variance between periods.
Net interest deductions increased $8 million between periods primarily due to increased interest associated with $300 million of Senior Notes issued in August 2021 and, to a lesser extent, $600 million of Senior Notes issued in March 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Income tax expense decreased $11.2 million between the twelve-month periods ended June 30, 2022 and 2021, primarily due to a reduction in pre-tax book income, additional amortization of excess accumulated deferred income taxes (“EADIT”) ($3.5 million), and to a lesser extent, changes in Arizona and California state apportionment percentages of $2.9 million. Income tax expense in both periods reflects that COLI results are recognized without tax consequences.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$706,090	$528,625
Operating expenses:
Utility infrastructure services expenses	646,193	478,640
Depreciation and amortization	38,863	25,217
Operating income	21,034	24,768
Other income (deductions)	(147)	(146)
Net interest deductions	12,598	1,632
Income before income taxes	8,289	22,990
Income tax expense	3,054	6,519
Net income	5,235	16,471
Net income attributable to noncontrolling interests	494	1,355
Contribution to consolidated results	$4,741	$15,116
Utility infrastructure services revenues increased $177.5 million in the second quarter of 2022 when compared to the prior-year quarter, including $150.4 million from Riggs Distler. Revenues from electric infrastructure services increased $82.1 million in the second quarter of 2022 when compared to the prior-year quarter, of which $67.8 million was recorded by Riggs Distler. The current quarter increase also included approximately $72 million in gas infrastructure services revenues, including $17.7 million recorded by Riggs Distler, primarily from increased volumes under master service agreements. Certain ancillary revenue was lower in the current period, offsetting these impacts. Work mix and volume were negatively impacted during the second quarter of 2022 due to certain customers’ supply chain challenges in procuring necessary materials and equipment.
Utility infrastructure services expenses increased $167.6 million in the second quarter of 2022 when compared to the prior-year quarter. The overall increase includes $135 million incurred by Riggs Distler in 2022, and incremental costs related to the higher volume of infrastructure services provided. Changes in mix of work and inflation led to higher input costs including fuel and subcontractor expenses, as well as increased project related travel and equipment rental costs incurred by the electric infrastructure business. Fuel costs increased $10.9 million in the current quarter, including $2.6 million incurred by Riggs Distler. Increased project related travel expenses of $3.9 million were incurred during the period. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $5.4 million between quarters, including $4 million of general and administrative costs incurred by Riggs Distler and $2.2 million of Strategic Review costs. Other administrative costs increased due to the continued growth in the business. Gains on sale of equipment in the second quarter of 2022 and 2021 (reflected as an offset to Utility infrastructure services expenses) were approximately $1.6 million and $2.5 million, respectively.
Depreciation and amortization expense increased $13.6 million between quarters, of which $13.1 million was recorded by Riggs Distler. The remaining increase was attributable to equipment purchased to support the growing volume of infrastructure work.
The increase in Net interest deductions of $11 million was primarily due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.
Income tax expense decreased $3.5 million between quarters, primarily due to reduced profitability in 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$1,229,967	$892,600
Operating expenses:
Utility infrastructure services expenses	1,149,425	814,254
Depreciation and amortization	76,475	49,961
Operating income	4,067	28,385
Other income (deductions)	(633)	(248)
Net interest deductions	23,729	3,254
Income (loss) before income taxes	(20,295)	24,883
Income tax expense (benefit)	(3,116)	7,719
Net income (loss)	(17,179)	17,164
Net income attributable to noncontrolling interest	1,566	2,907
Contribution to consolidated results	$(18,745)	$14,257
Utility infrastructure services revenues increased $337.4 million in the first six months of 2022 when compared to the same period in the prior year, including $264.2 million recorded by Riggs Distler in 2022. Revenues from electric infrastructure services increased $170.1 million in 2022 when compared to the prior year, of which $135.3 million was recorded by Riggs Distler. Included in electric infrastructure services revenues overall during the first six months of 2022 was $19 million from emergency restoration services performed by Linetec and Riggs Distler following tornados and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $12.2 million in the first six months of the prior year. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The current year increase also included approximately $110.8 million in gas infrastructure services revenues, including $31.3 million recorded by Riggs Distler, primarily from increased volumes under master service agreements. Certain ancillary revenue was lower in the current period, offsetting these increases. Work mix and volume were negatively impacted during the first six months of 2022 due to certain customers’ supply chain challenges in procuring necessary materials and equipment.
Utility infrastructure services expenses increased $335.2 million in the first six months of 2022 when compared to the same period in the prior year. The overall increase includes $239.1 million incurred by Riggs Distler in 2022, and incremental costs related to the higher volume of infrastructure services provided. Changes in mix of work and inflation led to higher input costs including fuel and subcontractor expenses. Within our electric infrastructure business, we incurred higher equipment rental and tooling costs in support of growth along with higher project related travel costs. Fuel costs increased $18.1 million in the current year, including $4.9 million incurred by Riggs Distler. Increased project related travel expenses of $5.9 million were incurred during the current period. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased $12.5 million in 2022 compared to 2021, including $7.9 million of general and administrative costs incurred by Riggs Distler, as well as $2.2 million of Strategic Review costs. Other administrative costs increased due to the continued growth in the business. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $2 million and $4 million in the six-month periods in 2022 and 2021, respectively.
Depreciation and amortization expense increased $26.5 million between periods, of which $25.4 million was recorded by Riggs Distler in 2022. The remaining increase was attributable to equipment purchased to support the growing volume of infrastructure work.
The increase in Net interest deductions of $20.5 million during the first six months of 2022 was primarily due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$2,496,028	$2,012,582
Operating expenses:
Utility infrastructure services expenses	2,290,638	1,794,145
Depreciation and amortization	144,157	99,746
Operating income	61,233	118,691
Other income (deductions)	682	(300)
Net interest deductions	41,474	7,384
Income before income taxes	20,441	111,007
Income tax expense	7,941	30,762
Net income	12,500	80,245
Net income attributable to noncontrolling interests	5,082	7,189
Contribution to consolidated results	$7,418	$73,056
Utility infrastructure services revenues increased $483.4 million in the current twelve-month period compared to the corresponding period of 2021, including $428.1 million recorded by Riggs Distler subsequent to its acquisition on August 27, 2021. Revenues from electric infrastructure services increased $259.5 million in 2022 when compared to the prior year, of which $243.3 million was recorded by Riggs Distler. Included in the incremental electric infrastructure revenues during the twelve-month period of 2022 was $72.1 million from emergency restoration services performed by Linetec and Riggs Distler, following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., as compared to $86.5 million in similar services during the twelve-month period in 2021. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements, partially offset by reduced work with a significant customer during the twelve-month period ending June 30, 2022 (totaling $30 million), due to the mix of projects under its multi-year capital spending program. Work mix and volume were negatively impacted during the current twelve-month period due to certain customers’ supply chain challenges in procuring necessary materials and equipment.
Utility infrastructure services expenses increased $496.5 million between periods (including $14 million of professional fees related to the acquisition of Riggs Distler). The increase overall includes $384 million incurred by Riggs Distler subsequent to the acquisition, as well as incremental costs related to electric infrastructure services work and costs necessary for the completion of additional gas infrastructure work. Higher fuel costs, equipment rental expense, and subcontractor expenses were also incurred due to inflation, the mix of work, and in support of growth in our electric infrastructure business. Expenses in relation to revenues, and therefore, profit margins, can be impacted by inefficiencies from equipment and facility utilization and under-absorption of other fixed costs, which occurred due to the reduced work from the noted large customer and lower revenues from emergency restoration services as noted above. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $30.9 million between comparative periods, including $14 million of acquisition-related professional fees previously noted and $17.3 million of general and administrative costs incurred by Riggs Distler subsequent to the acquisition. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $4.8 million and $5.6 million for the twelve-month periods of 2022 and 2021, respectively.
Depreciation and amortization expense increased $44.4 million between the current and prior-year twelve-month periods, of which $42.2 million was recorded by Riggs Distler subsequent to the acquisition. The remaining increase was attributable to equipment and computer systems purchased to support the growing volume of infrastructure work.
Net interest deductions increased $34.1 million between periods due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler.
Income tax expense decreased $22.8 million between periods, primarily due to reduced profitability in 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Results of Pipeline and Storage
Quarterly and Six-Month Analysis

	Three Months Ended June 30,	Six Months Ended June 30,
(Thousands of dollars)	2022
Regulated operations revenues	$62,088	$129,081
Operating expenses:
Net cost of gas sold	1,206	3,003
Operations and maintenance expense	24,741	49,053
Depreciation and amortization	13,217	26,137
Taxes other than income taxes	2,508	5,672
Operating income	20,416	45,216
Other income (deductions)	795	1,338
Net interest deductions	4,514	8,896
Income before income taxes	16,697	37,658
Income tax expense	1,621	5,652
Contribution to consolidated results	$15,076	$32,006
Operating results for the Pipeline and Storage segment included rate-regulated transmission and subscription storage revenues of $57.8 million and $118.9 million during the three- and six-months ended June 30, 2022. Operating expenses include $4.5 million and $13.2 million, during the three- and six-month periods, respectively, ended June 30, 2022, related to integrating MountainWest, including employee retention payments incurred during the first quarter of 2022. Additional integration costs will be incurred in future periods until integration efforts are completed. The effective tax rates for the three- and six-months ended June 30, 2022 are lower than the statutory rate primarily due to the amortization of EADIT.
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
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service changes (including the cost of natural gas purchased), and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. In December 2021, Southwest filed a general rate case application proposing a revenue increase of approximately $90.7 million. Although updated rates related to the previous rate case became effective in January 2021, the most significant driver for the new request is the necessity to reflect in rates the substantial capital investments that have been made since the end of the test year in the previous case, including the customer information system implemented in May 2021. The current filing is based on a test year ended August 31, 2021 and proposes a return on common equity of 9.90% relative to a target equity ratio of 51%. Recovery (over three years) of the approximately $12 million related to the outstanding deferral balance associated with the LNG facility (see below) is included in the request, along with the approximate $2.1 million (also over three years) in late payment charges that were suppressed from customer accounts during the COVID-19 pandemic. A

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

request to continue the Delivery Charge Adjustment (“DCA”), Southwest’s full-revenue decoupling mechanism, is also included, while no changes to Southwest’s existing rate design are proposed. A decision is anticipated by the end of 2022, with new rates expected to be effective in the first quarter of 2023.
Delivery Charge Adjustment. The DCA is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker (decoupling mechanism) amounts based on the balance at the end of the reporting period. An April 2022 request proposed a rate to return $10.5 million, the over-collected balance existing at the end of the first quarter 2022, which was approved effective July 1, 2022.
Tax Reform. In the most recently concluded Arizona general rate proceeding, a Tax Expense Adjustor Mechanism (“TEAM”) was approved to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT (including that which resulted from 2017 U.S. federal tax reform) compared to the amount authorized in the most recently concluded rate case. In December 2021, Southwest filed its inaugural TEAM rate application for the recovery of approximately $4.3 million associated with the mechanism. The ACC staff is expected to issue its report on the filing for commission consideration at a subsequent open meeting.
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
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue from 2019 and 2020 (collectively, $13.7 million) over a one-year period. In November 2021, the ACC approved full recovery within the proposed timeline, the rate for which was implemented the same month. In a February 2022 filing, Southwest requested and received approval to increase its surcharge revenue by $3.4 million to recover the revenue requirement associated with previous investments made since August 2020 and through calendar year 2021. The rate was implemented in June 2022.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program, due to having a substantial amount of pre-1970s vintage steel pipe in Arizona. However, as part of Southwest’s most recent rate case decision in 2020, the ACC ultimately decided to discontinue the accelerated VSP program. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue relating to investments during 2019 and 2020, with approximately $60 million to be recovered over a three-year period. In November 2021, the ACC approved full recovery over the proposed three-year timeline with updated rates which became effective in March 2022.
Graham County Utilities. In April 2021, Southwest and Graham County Utilities, Inc. (“GCU”) filed a joint application with the ACC for approval to transfer assets of GCU to Southwest and extend Southwest’s Certificate of Public Convenience and Necessity to serve the more than 5,000 associated customers, for a purchase price of $3.5 million. Approval of the application by the ACC was received in December 2021, with final transfer in mid-January 2022. Former GCU customers continue to be served under existing GCU rates until such time as they are rolled into Southwest’s rates, which is proposed to take place in conjunction with the effective date of rates resulting from the currently pending Arizona general rate case.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

recovery of the cost of service impacts of the project through the annual attrition filing. The rate case decision maintains Southwest’s existing 2.75% annual attrition adjustments and the continuation of the pension balancing account. It also includes cumulative expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of a school COYL replacement, meter protection, and pipe replacement programs. Although new rates were originally anticipated to be in place by January 1, 2021, due to an administrative delay, new rates were ultimately implemented April 1, 2021. In light of this delay, Southwest was granted authority to establish a general rate case memorandum account to track the impacts related to the delay in the implementation of new rates for purposes of later recovery, which began January 1, 2022.
Attrition Filing. Following the 2021 implementation of rates approved as part of the general rate case, Southwest is also authorized to implement annual PTY attrition increases of 2.75%, the first annual adjustment of which began in January 2022.
Customer Data Modernization Initiative (“CDMI”). In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest-bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications associated with this multi-year project (including a new customer information system, ultimately implemented in May 2021). Effective October 2019, the CPUC granted a memorandum account, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI (initially estimated at $19 million). The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, and updated multiple times since, including in January 2022. This rate is expected to be updated at least annually.
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
Nevada Jurisdiction
Nevada General Rate Case. On August 31, 2021, Southwest filed its most recent general rate case, which was further updated by a certification filing on December 17, 2021. The request proposed a combined revenue increase of approximately $28.7 million (as of certification); the most significant driver for the new request is the necessity to reflect in rates the substantial capital investments that have been made since the end of the test year in the previous case, including the customer information system that was implemented in May 2021. The filing included a proposed return on common equity of 9.90% with a target equity ratio of 51%; recovery over two years of approximately $6.6 million in previously deferred late payment charges related to a regulatory asset associated with COVID-19; and continuation of full revenue decoupling under the General Revenues Adjustment (“GRA”) mechanism. The filing utilized a test year ended May 31, 2021 with certification-period adjustments through November 30, 2021. On February 7, 2022, the parties filed a stipulation with the PUCN, providing for a statewide revenue increase of $14.05 million, a return on common equity of 9.40% relative to a 50% target equity ratio, and continuation of Southwest’s full revenue decoupling mechanism. The stipulation was approved by the PUCN, and new rates became effective April 1, 2022. The PUCN’s order did not include recovery of the approximate $6.6 million in deferred late payment charges related to a regulatory asset associated with COVID-19, which had previously been reserved.
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s most recent general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2021 related to balances as of September 30, 2021. New rates related to that filing became effective July 1, 2022. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

related regulations provide Southwest with the opportunity to file a GIR “Advance Application” annually to seek preapproval of qualifying replacement projects.
In cases where preapproval of projects is requested and granted, a GIR rate application is separately filed to reset the GIR recovery surcharge rate related to previously approved and completed projects. On September 30, 2021, Southwest filed its latest rate application to reset the recovery surcharge to include cumulative deferrals through August 31, 2021. The updated surcharge rate is expected to result in an annual revenue decrease of approximately $1.4 million in southern Nevada and an annual revenue increase of $66,000 in northern Nevada. The parties reached a stipulation that was approved by the PUCN and new rates became effective January 1, 2022.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its November 2021 ARA filing, Southwest proposed annualized margin decreases of $574,000 and $434,700 for southern and northern Nevada, respectively, which became effective in July 2022. In May 2022, Southwest filed an application seeking approval of its annual Conservation and Energy Efficiency Plan Report for 2021, with no proposed modifications to the previously approved $1.3 million annual budget for years 2022-2024. The parties reached a stipulation that was approved by the PUCN in July 2022.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion, and Southwest provides periodic updates and adjusts the rates to recover the revenue requirement associated with the investments to serve customers as part of Southwest’s ARA filings and rate case proceedings. As of June 2022, approximately 40 miles of natural gas infrastructure has been installed throughout the Mesquite expansion area.
In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, near Elko, Nevada, and to implement a cost recovery methodology to recover the associated revenue requirement consistent with the SB 151 regulations. The expansion facilities consist of a high-pressure approach main and associated regulator stations, an interior backbone, and an extension of the distribution system from the interior backbone. The total capital investment was estimated to be $61.9 million. A stipulation was reached with the parties and approved by the PUCN in December 2019, including a rate recovery allocation amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction began in the third quarter of 2020, and service commenced to the first Spring Creek customers in December 2020. As of June 2022, approximately 36 miles of natural gas infrastructure has been installed throughout the Spring Creek expansion area, and is anticipated to be completed in 2026.
Carbon Offset Program. In June 2021, Southwest filed an application seeking approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. The parties reached a stipulation that was approved by the PUCN in December 2021 approving Southwest’s proposal. Implementation of the program is underway with customer participation expected in the third quarter of 2022.
FERC Jurisdiction
General Rate Case. In 2020, Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, reached an agreement in principle with the FERC Staff providing that its three largest transportation customers and all storage customers would be required to have primary service agreement terms of at least five years, that term-differentiated rates would continue generally, and included a 9.90% pre-tax rate of return. Interim rates were made effective February 2020. As part of the settlement, Great Basin will file a rate case no later than May 31, 2025.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of June 30, 2022, under-collections in each of Southwest’s service territories resulted in an asset of $355 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. PGA changes impact cash flows, but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2022	December 31, 2021	June 30, 2021
Arizona	$254,319	$214,387	$194,107
Northern Nevada	10,488	12,632	417
Southern Nevada	89,426	55,967	35,865
California	338	8,159	4,715
	$354,571	$291,145	$235,104
Not included in the PGA balances table above are $5 million at June 30, 2022 and $5.7 million at December 31, 2021 in deferred purchased gas cost liabilities for MountainWest.
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company, in executing on its plans to fund the MountainWest acquisition, initially funded the transaction through short-term borrowings, which would be refinanced through a multi-pronged permanent financing plan, some of which was executed during the first quarter of 2022 as the Company used $452 million in net proceeds from its underwritten offering of common stock to repay a portion of such short-term borrowings. In advance of full plan deployment, current liabilities are in excess of current assets creating a working capital deficit, which will be alleviated once management completes its execution on the remainder of its plan. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained following the acquisition.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities increased $262 million in the first six months of 2022 as compared to the same period of 2021. The improvement in cash flows primarily resulted from the change in purchased gas costs, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. The prior period included a $50 million incremental contribution to the noncontributory qualified retirement plan (reflected as a change in other liabilities and deferred credits). Other impacts include benefits from depreciation and changes and components of working capital overall.
The corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the six- and twelve-month periods ended June 30, 2022 include outlays related to shareholder activism and the Strategic Review, in addition to outlays related to expenditures/financing costs for the MountainWest acquisition.
Investing Cash Flows. Cash used in consolidated investing activities increased $44 million in the first six months of 2022 as compared to the same period of 2021. The change was primarily due to an increase in capital expenditures in both the natural gas distribution and utility infrastructure services segments. The current period also included a post-closing payment of $18.8 million in association with the MountainWest acquisition.
Financing Cash Flows. Net cash provided by consolidated financing activities decreased $189 million in the first six months of 2022 as compared to the same period of 2021. The change was primarily due to borrowings by Southwest in the first six months of 2021, including the March 2021 Term Loan to finance a gas cost runup caused by the freeze event in and around the central U.S. due to Winter Storm Uri, as well as borrowings under the Company’s credit facility; by comparison, in the first six months of 2022, financing activities were largely undertaken in concert with reductions in other borrowings. The Company reduced its 364-day Term Loan facility (utilized to finance the MountainWest acquisition) through net proceeds of $452 million from the issuance of common stock in an underwritten public offering in the current period. Proceeds from equity issuances by the holding company were lower in 2021 (and were contributed to Southwest in that period). Furthermore, while debt proceeds were received by Southwest’s issuance of $600 million in notes, it also redeemed, in February 2022, $25 million 7.78% series

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Medium-term notes then maturing, as well as $250 million in notes maturing in April 2022. Southwest also repaid (during 2022) $25 million of amounts outstanding on the March 2021 Term Loan utilized to finance the gas cost runup in 2021. Outstanding amounts under the long-term portion of Southwest’s facility were also paid down during 2022 ($130 million). The holding company had higher borrowings under its credit facility in the current period given its expenditures for shareholder activism and settlement activities, along with the Strategic Review. Centuri’s line of credit and term loan facility borrowings during the first six months of 2021 exceeded amounts in the current period. Dividends paid in 2022 were also higher than during the comparative period in 2021.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $270 million in the first six months of 2022 as compared to the same period of 2021. The improvement in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs (described above), as well as to other working capital changes. While gas costs incurred were higher in both periods compared to earlier recent historical periods, the first six months of 2021 included unusual/excessive increases in costs over a number of days in February 2021 amidst the freeze event from Winter Storm Uri. While gas costs incurred in the first six months of 2021 were higher, collections from customers in the 2022 period increased over the six-month period of 2021, which includes the effects of when gas costs are incorporated into customer rates.
Investing Cash Flows. Cash used in investing activities increased $8 million in the first six months of 2022 as compared to the same period of 2021. The change was primarily due to increases in capital expenditures in 2022 partly offset by an increase in customer advances as compared to the same period in the prior year. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities decreased $195 million in the first six months of 2022 as compared to the same period of 2021. The decline was primarily due to the impacts cited above. The 2021 period included proceeds to finance gas purchases during Winter Storm Uri; by comparison, in 2022, financing proceeds were largely offset by debt repayments. Southwest issued $600 million in notes in the first quarter of 2022, and paid down amounts then outstanding under its credit facility and redeemed $250 million in notes maturing in April 2022. It also redeemed $25 million 7.78% series Medium-term notes that matured in February 2022, and $25 million of amounts outstanding under the March 2021 Term Loan used to fund increased gas purchased costs during the 2021 freeze event. See Note 5 – Debt. Furthermore, parent capital contributions from equity issuances made in 2021 have not recurred in 2022, while dividends paid to the parent holding company were higher in the current period.
Gas Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended June 30, 2022, construction expenditures for the natural gas distribution segment were $619 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures represented costs associated with the replacement of existing transmission, distribution, and general plant to fortify system integrity and reliability.
Management estimates natural gas segment construction expenditures during the five-year period ending December 31, 2026 will be approximately $2.5 billion to $3.5 billion. Of this amount, approximately $600 million to $650 million is expected to be incurred in 2022. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 69% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. As of June 30, 2022, Southwest had the March 2021 Term Loan with an outstanding balance of $225 million, due in March 2023. Any additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board currently targets a payout ratio of 55% to 65% of consolidated earnings per share and considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, and our ability to maintain investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956 and has increased that dividend each year since 2007. In February 2022, the Board elected to increase the quarterly dividend from $0.595 to $0.62 per share, representing a 4.2% increase, effective with the June 2022 payment.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2022, the combined balance in the PGA accounts totaled an under-collection of $355 million. See PGA Filings for more information.
In March 2022, Southwest amended the $250 million March 2021 Term Loan, extending the maturity date to March 21, 2023. As noted above, the proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S. The March 2021 Term Loan was extended as a result of the current gas cost environment and management’s funding plans for purchases. At June 30, 2022, there was $225 million outstanding under the March 2021 Term Loan.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first six months of 2022 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first six months of 2022 was $85 million. As of June 30, 2022, no borrowings were outstanding on the short-term or long-term portions of this credit facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2022 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2022, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at June 30, 2022 totaled $2.5 billion. The maximum amount outstanding on the combined facility during the first six months of 2022 was $1.2 billion. As of June 30, 2022, $146 million was outstanding on the revolving credit facility, in addition to $1.01 billion that was outstanding on the term loan portion of the facility. Also at June 30, 2022, there was approximately $190 million, net of letters of credit, available for borrowing under the line of credit.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $200 million that expires in December 2026. This facility is intended for short-term financing needs. At June 30, 2022, $90 million was outstanding under this facility.
In November 2021, the Company entered into a $1.6 billion delayed-draw Term Loan Facility that was funded on December 31, 2021 in connection with the acquisition of MountainWest. This term loan matures on December 30, 2022. There was $1.15 billion outstanding under this Term Loan Facility as of June 30, 2022, included in the total of $1.46 billion of total short-term debt as of June 30, 2022. Current maturities of $41 million on the balance sheet as of that date relate to Centuri. These conditions contributed to a negative working capital position of $707 million as of June 30, 2022, and the Company does not currently have sufficient liquidity or capital resources to repay this debt at maturity without issuing new debt or equity. In March 2022, the Company used net proceeds from the issuance of common stock (see below) to repay a portion of borrowings under the Term Loan Facility. Management intends to pay off the remainder of the Term Loan Facility through the issuance of long-term debt, or extend the Term Loan Facility up to 364 days. However, management maintains the discretion to seek alternative sources, and can provide no assurances as to its ability to refinance this obligation with the intended method or on attractive terms.
In March 2022, the Company sold, through a prospectus supplement under its Universal Shelf program, an aggregate of 6.325 million shares of common stock, with an underwritten public offering price of $74.00 per share, resulting in proceeds to the Company of $452.2 million, net of the underwriters’ discount of $15.8 million. The Company used the net proceeds to repay a portion of the outstanding borrowings under the 364-day Term Loan Facility that was used to initially fund the MountainWest acquisition.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) the same month. There was no activity under this multi-year program during the second quarter of 2022. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital. The Company had approximately $341.8 million available under the program as of June 30, 2022.
During the twelve months ended June 30, 2022, 1,251,810 shares were issued in at-the-market offerings under the foregoing program at an average price of $70.15 per share with gross proceeds of $87.8 million, agent commissions of $0.9 million, and net proceeds of $86.9 million under the equity shelf program noted above. See Note 4 – Common Stock for more information.
Interest rates for the Company’s Term Loan Facility and Centuri’s credit facility contain LIBOR-based rates. Certain LIBOR-based rates were scheduled to be discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of June 30, 2022, the Company had $2.16 billion in aggregate outstanding borrowings under Centuri’s credit facility and the Company’s Term Loan Facility. In order to mitigate the impact of a LIBOR discontinuance on the Company’s financial condition and results of operations, management will monitor developments and work with lenders, where relevant, to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company can provide no assurances as to the impact a LIBOR discontinuance will have on its financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to review strategic alternatives to maximize stockholder value, refinance near-term maturities, to separate Centuri or other entities from the Company, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, payment of debt, the Company’s COLI strategy, replacement market and new construction market, our intent and ability to complete planned acquisitions or divestitures and at amounts originally set out, impacts from the COVID-19 pandemic, including on our employees, customers, or otherwise, our financial position, revenue, earnings, cash flows, debt covenants, operations, regulatory recovery, work deployment or resumption and related uncertainties stemming

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or resumed restriction by government officials or otherwise, including impacts on employment in our territories, impacts related to supply chains, the health impacts to our customers and employees due to the virus or virus variants or efficacy of vaccines, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection in any or all jurisdictions, the ability of the infrastructure services business to resume or continue work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise, the impact of a resurgence of the virus or its variants, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices and prices, impacts of inflation, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness with or without a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings or those planned (including accretion within the first twelve months or other periods) and future acquisition-related costs, the timing and magnitude of costs necessary to integrate and stand up newly acquired operations, administration, and systems, and the ability to complete stand-up for MountainWest prior to the expiration of the transition services agreement, the ability to attract, hire, and maintain necessary staff and management for our collective operations, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest), the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions and divestitures and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition activity or other strategic endeavors, the impact on our stock price, costs, or businesses from the stock rights program, actions or disruptions of significant shareholders and costs related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

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
Based on the most recent evaluation, as of June 30, 2022, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2022 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and Southwest are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest’s financial position or results of operations. See Contingency within Note 1 – Background, Organization, and Summary of Significant Accounting Policies for ongoing and dismissed litigation, including litigation filed by certain stockholders and by funds managed by Carl C. Icahn.
ITEM 1A. Described below is a risk factor that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. This risk factor supplements, and does not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed March 1, 2022 and our Quarterly Report on Form 10-Q filed May 10, 2022.
Operational Risks
Challenges relating to current supply chain constraints have negatively impacted Centuri’s work mix and volumes and could adversely impact our results of operations overall.
Due to increased demand across a range of industries, the global supply market for certain customer-provided components, including, but not limited to, electric transformers and gas risers needed to complete customer projects at Centuri, has experienced isolated performance constraint and disruption in recent periods in support of a few customers. This constrained supply environment has adversely affected, and could further affect, customer-provided component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of supply of key components to customers, thereby

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

leading to delays in Centuri’s ability to timely deliver projects to customers. In an effort to mitigate these risks, Centuri has redirected efforts to projects whereby the customer has provided necessary materials, but delays in materials and redirecting workforces can lead to inefficiencies in absorption of fixed costs, higher labor costs for teams waiting to be deployed, and delays in pivoting to projects where necessary materials are available. Centuri’s efforts to adapt quickly or redeploy to other projects may fail to reduce the impact of these adverse supply chain conditions on Centuri’s business.
Despite these mitigation efforts, the constrained supply conditions may adversely impact Centuri’s revenues and results of operations. At the same time, increased costs associated with fuel, labor, equipment rental, and other job costs may adversely impact Centuri’s gross margin, profitability, and ability to complete customer projects in a manner consistent with prior periods. The COVID-19 pandemic, labor market, and conflict in Ukraine have also contributed to and exacerbated this strain within and outside the U.S., and there can be no assurance that these impacts on the supply chain will not continue, or worsen, in the future, negatively impacting any of our business segments and their results. The current supply chain challenges could also result in increased use of cash, engineering design changes, and delays in the completion of customer or other capital projects, each of which could adversely impact our business and results of operations for Centuri, Southwest, or MountainWest. In the event these supply chain challenges persist for the foreseeable future, these conditions could adversely impact our results of operations and financial condition over an extended period.
ITEMS 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-
Amendment No. 1 to Rights Agreement, dated May 9, 2022, between Southwest Gas Holdings, Inc. and Equiniti Trust Company, as Rights Agent. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated May 10, 2022. File Nos. 001-37976 and 001-07850.

Exhibit 10.1	-
Cooperation Agreement, dated as of May 6, 2022, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated May 10, 2022. File Nos. 001-37976 and 001-07850.

Exhibit 10.2 # **		Severance Agreement and General Release, dated June 6, 2022, by and between John P. Hester, Southwest Gas Holdings, Inc. and Southwest Gas Corporation.

Exhibit 10.3 # **	-	Amended and Restated Award Agreement for the Centuri Group, Inc. Long-Term Incentive Plan.

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

** Management Contract or Compensation Plan

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 9, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 9, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

