Form 10-Q
period 2022-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2022-11-09
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 67,067,822 shares as of October 31, 2022.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 31, 2022.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$11,166,691	$10,789,690
Less: accumulated depreciation	(3,536,274)	(3,397,736)
Construction work in progress	273,662	202,068
Net regulated operations plant	7,904,079	7,594,022
Other property and investments, net	1,311,334	1,316,479
Current assets:
Cash and cash equivalents	175,272	222,697
Accounts receivable, net of allowances	779,558	707,127
Accrued utility revenue	41,300	84,900
Income taxes receivable, net	15,580	16,816
Deferred purchased gas costs	381,351	291,145
Prepaid and other current assets	316,578	292,082
Total current assets	1,709,639	1,614,767
Noncurrent assets:
Goodwill	1,742,967	1,781,332
Deferred income taxes	322	121
Deferred charges and other assets	434,236	458,536
Total noncurrent assets	2,177,525	2,239,989
Total assets	$13,102,577	$12,765,257
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 67,063,730 and 60,422,081 shares)	$68,694	$62,052
Additional paid-in capital	2,283,250	1,824,216
Accumulated other comprehensive loss, net	(50,232)	(46,761)
Retained earnings	1,111,203	1,114,313
Total equity	3,412,915	2,953,820
Redeemable noncontrolling interests	114,692	196,717
Long-term debt, less current maturities	5,865,591	4,115,684
Total capitalization	9,393,198	7,266,221
Current liabilities:
Current maturities of long-term debt	41,485	297,324
Short-term debt	381,000	1,909,000
Accounts payable	308,824	353,365
Customer deposits	55,033	59,327
Income taxes payable, net	4,516	6,734
Accrued general taxes	72,941	53,473
Accrued interest	41,484	30,964
Deferred purchased gas costs	3,742	5,736
Other current liabilities	404,703	396,126
Total current liabilities	1,313,728	3,112,049
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	774,465	768,868
Accumulated removal costs	500,052	480,583
Other deferred credits and other long-term liabilities	1,121,134	1,137,536
Total deferred income taxes and other credits	2,395,651	2,386,987
Total capitalization and liabilities	$13,102,577	$12,765,257
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Operating revenues:
Regulated operations revenues	$367,122	$255,848	$1,550,684	$1,070,576	$2,001,898	$1,445,066
Utility infrastructure services revenues	758,466	632,848	1,988,433	1,525,448	2,621,646	2,065,038
Total operating revenues	1,125,588	888,696	3,539,117	2,596,024	4,623,544	3,510,104
Operating expenses:
Net cost of gas sold	100,991	63,710	547,769	296,227	682,449	374,449
Operations and maintenance	154,236	122,927	479,330	334,450	618,026	437,602
Depreciation and amortization	116,933	91,380	347,589	267,670	450,960	354,688
Taxes other than income taxes	23,356	20,109	70,778	60,134	90,987	76,087
Utility infrastructure services expenses	680,135	567,270	1,829,560	1,381,524	2,403,503	1,858,464
Total operating expenses	1,075,651	865,396	3,275,026	2,340,005	4,245,925	3,101,290
Operating income	49,937	23,300	264,091	256,019	377,619	408,814
Other income and (expenses):
Net interest deductions	(64,373)	(31,298)	(165,942)	(81,201)	(203,939)	(109,537)
Other income (deductions)	1,593	(3,112)	2	(3,975)	478	282
Total other income and (expenses)	(62,780)	(34,410)	(165,940)	(85,176)	(203,461)	(109,255)
Income (loss) before income taxes	(12,843)	(11,110)	98,151	170,843	174,158	299,559
Income tax expense (benefit)	(1,525)	(1,816)	18,300	34,818	23,130	58,498
Net income (loss)	(11,318)	(9,294)	79,851	136,025	151,028	241,061
Net income attributable to noncontrolling interests	991	2,282	2,557	5,189	3,791	6,681
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(12,309)	$(11,576)	$77,294	$130,836	$147,237	$234,380
Earnings (loss) per share:
Basic	$(0.18)	$(0.19)	$1.19	$2.23	$2.30	$4.03
Diluted	$(0.18)	$(0.19)	$1.19	$2.23	$2.30	$4.02
Weighted average shares:
Basic	67,157	59,688	65,004	58,639	63,905	58,209
Diluted	67,325	59,816	65,148	58,742	64,051	58,312
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Net income (loss)	$(11,318)	$(9,294)	$79,851	$136,025	$151,028	$241,061
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	44,974	(43,730)
Amortization of prior service cost	34	183	100	547	282	766
Amortization of net actuarial loss	6,616	8,474	19,847	25,420	28,321	32,608
Regulatory adjustment	(5,524)	(7,277)	(16,571)	(21,831)	(61,767)	2,959
Net defined benefit pension plans	1,126	1,380	3,376	4,136	11,810	(7,397)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	413	416	1,240	828	1,653
Net forward-starting interest rate swaps	—	413	416	1,240	828	1,653
Foreign currency translation adjustments	(5,830)	(2,056)	(7,263)	(324)	(6,919)	2,576
Total other comprehensive income (loss), net of tax	(4,704)	(263)	(3,471)	5,052	5,719	(3,168)
Comprehensive income (loss)	(16,022)	(9,557)	76,380	141,077	156,747	237,893
Comprehensive income attributable to noncontrolling interests	991	2,282	2,557	5,189	3,791	6,681
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$(17,013)	$(11,839)	$73,823	$135,888	$152,956	$231,212
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$79,851	$136,025	$151,028	$241,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	347,589	267,670	450,960	354,688
Deferred income taxes	22,955	45,374	38,793	58,339
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(78,719)	(62,081)	(68,192)	(68,714)
Accrued utility revenue	43,600	42,700	(1,600)	(3,200)
Deferred purchased gas costs	(92,200)	(293,410)	(142,518)	(317,070)
Accounts payable	(29,353)	(51,086)	72,159	251
Accrued taxes	18,352	5,954	5,673	3,134
Other current assets and liabilities	(1,039)	23,289	(113,537)	9,531
Gains on sale of property and equipment	(5,215)	(5,365)	(6,756)	(6,632)
Changes in undistributed stock compensation	7,855	7,676	9,473	9,001
Equity AFUDC	(912)	—	(912)	(1,311)
Changes in deferred charges and other assets	16,417	(7,956)	10,832	(21,373)
Changes in other liabilities and deferred credits	(25,826)	(57,269)	(42,186)	(67,922)
Net cash provided by operating activities	303,355	51,521	363,217	189,783
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(612,516)	(506,737)	(821,405)	(699,368)
Acquisition of businesses, net of cash acquired	(18,809)	(830,395)	(1,542,674)	(830,145)
Changes in customer advances	23,222	7,940	31,256	14,282
Other	4,005	14,755	7,506	17,238
Net cash used in investing activities	(604,098)	(1,314,437)	(2,325,317)	(1,497,993)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	459,051	210,812	461,880	259,422
Centuri distribution to redeemable noncontrolling interest	(39,649)	—	(39,649)	—
Dividends paid	(118,980)	(102,292)	(154,910)	(134,479)
Issuance of long-term debt, net	770,240	1,654,960	775,976	1,666,718
Retirement of long-term debt	(422,356)	(406,815)	(468,205)	(473,926)
Change in credit facility and commercial paper	8,000	(150,000)	138,000	(58,000)
Change in short-term debt	(380,253)	165,000	(593,253)	218,000
Issuance of short-term debt	—	—	1,850,000	—
Withholding remittance - share-based compensation	(2,105)	(1,254)	(2,115)	(1,254)
Other	(19,929)	(4,355)	(16,303)	(6,161)
Net cash provided by financing activities	254,019	1,366,056	1,951,421	1,470,320
Effects of currency translation on cash and cash equivalents	(701)	198	(739)	635
Change in cash and cash equivalents	(47,425)	103,338	(11,418)	162,745
Cash and cash equivalents at beginning of period	222,697	83,352	186,690	23,945
Cash and cash equivalents at end of period	$175,272	$186,690	$175,272	$186,690
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$146,792	$57,128	$194,016	$98,567
Income taxes paid, net	$10,317	$7,665	$6,860	$12,720
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock shares
Beginning balances	67,004	59,088	60,422	57,193
Common stock issuances	60	1,291	6,642	3,186
Ending balances	67,064	60,379	67,064	60,379
Common stock amount
Beginning balances	$68,634	$60,718	$62,052	$58,823
Common stock issuances	60	1,291	6,642	3,186
Ending balances	68,694	62,009	68,694	62,009
Additional paid-in capital
Beginning balances	2,279,493	1,733,572	1,824,216	1,609,155
Common stock issuances	3,757	90,317	459,034	214,734
Ending balances	2,283,250	1,823,889	2,283,250	1,823,889
Accumulated other comprehensive loss
Beginning balances	(45,528)	(55,688)	(46,761)	(61,003)
Foreign currency exchange translation adjustment	(5,830)	(2,056)	(7,263)	(324)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,126	1,380	3,376	4,136
FSIRS amounts reclassified to net income, net of tax	—	413	416	1,240
Ending balances	(50,232)	(55,951)	(50,232)	(55,951)
Retained earnings
Beginning balances	1,156,253	1,108,279	1,114,313	1,067,978
Net income (loss)	(12,309)	(11,576)	77,294	130,836
Dividends declared	(41,696)	(36,098)	(125,337)	(106,303)
Redemption value adjustments	8,955	19,264	44,933	(12,642)
Ending balances	1,111,203	1,079,869	1,111,203	1,079,869
Total equity ending balances	$3,412,915	$2,909,816	$3,412,915	$2,909,816
Dividends declared per common share	$0.62	$0.595	$1.86	$1.785
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Regulated operations plant:
Gas plant	$9,259,486	$8,901,575
Less: accumulated depreciation	(2,641,407)	(2,538,508)
Construction work in progress	241,457	183,485
Net regulated operations plant	6,859,536	6,546,552
Other property and investments, net	145,561	153,093
Current assets:
Cash and cash equivalents	25,151	38,691
Accounts receivable, net of allowance	103,619	169,666
Accrued utility revenue	41,300	84,900
Income taxes receivable, net	2,619	7,826
Deferred purchased gas costs	381,351	291,145
Receivable from parent	95	1,031
Prepaid and other current assets	243,297	242,243
Total current assets	797,432	835,502
Noncurrent assets:
Goodwill	10,095	10,095
Deferred charges and other assets	381,145	405,021
Total noncurrent assets	391,240	415,116
Total assets	$8,193,769	$7,950,263
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,622,620	1,618,911
Accumulated other comprehensive loss, net	(43,121)	(46,913)
Retained earnings	900,428	906,827
Total equity	2,529,039	2,527,937
Long-term debt, less current maturities	3,042,082	2,440,603
Total capitalization	5,571,121	4,968,540
Current liabilities:
Current maturities of long-term debt	—	275,000
Short-term debt	225,000	250,000
Accounts payable	150,572	234,070
Customer deposits	51,833	56,127
Accrued general taxes	66,582	53,064
Accrued interest	30,685	22,926
Other current liabilities	139,217	146,422
Total current liabilities	663,889	1,037,609
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	666,604	638,828
Accumulated removal costs	442,000	424,000
Other deferred credits and other long-term liabilities	850,155	881,286
Total deferred income taxes and other credits	1,958,759	1,944,114
Total capitalization and liabilities	$8,193,769	$7,950,263
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Regulated operations revenues	$303,944	$255,848	$1,358,425	$1,070,576	$1,809,639	$1,445,066
Operating expenses:
Net cost of gas sold	100,441	63,710	544,216	296,227	678,896	374,449
Operations and maintenance	121,537	119,708	368,984	328,980	478,554	431,795
Depreciation and amortization	64,390	61,359	192,434	187,688	258,144	249,118
Taxes other than income taxes	20,693	20,109	62,443	60,134	82,652	76,087
Total operating expenses	307,061	264,886	1,168,077	873,029	1,498,246	1,131,449
Operating income (loss)	(3,117)	(9,038)	190,348	197,547	311,393	313,617
Other income and (expenses):
Net interest deductions	(29,417)	(24,922)	(84,660)	(71,263)	(110,957)	(97,259)
Other income (deductions)	1,678	(4,287)	(440)	(4,902)	(97)	(545)
Total other income and (expenses)	(27,739)	(29,209)	(85,100)	(76,165)	(111,054)	(97,804)
Income (loss) before income taxes	(30,856)	(38,247)	105,248	121,382	200,339	215,813
Income tax expense (benefit)	(8,657)	(10,703)	17,918	18,798	28,458	33,679
Net income (loss)	$(22,199)	$(27,544)	$87,330	$102,584	$171,881	$182,134
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Net income (loss)	$(22,199)	$(27,544)	$87,330	$102,584	$171,881	$182,134
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	—	—	44,974	(43,730)
Amortization of prior service cost	34	183	100	547	282	766
Amortization of net actuarial loss	6,616	8,474	19,847	25,420	28,321	32,608
Regulatory adjustment	(5,524)	(7,277)	(16,571)	(21,831)	(61,767)	2,959
Net defined benefit pension plans	1,126	1,380	3,376	4,136	11,810	(7,397)
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	—	413	416	1,240	828	1,653
Net forward-starting interest rate swaps	—	413	416	1,240	828	1,653
Total other comprehensive income (loss), net of tax	1,126	1,793	3,792	5,376	12,638	(5,744)
Comprehensive income (loss)	$(21,073)	$(25,751)	$91,122	$107,960	$184,519	$176,390
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$87,330	$102,584	$171,881	$182,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,434	187,688	258,144	249,118
Deferred income taxes	26,579	35,800	44,016	55,164
Changes in current assets and liabilities:
Accounts receivable, net of allowance	66,048	43,430	(188)	(22,766)
Accrued utility revenue	43,600	42,700	(1,600)	(3,200)
Deferred purchased gas costs	(90,206)	(293,410)	(140,524)	(317,070)
Accounts payable	(71,899)	(42,536)	28,401	17,396
Accrued taxes	18,725	5,396	21,082	(12,045)
Other current assets and liabilities	(5,908)	18,608	(94,787)	(7,739)
Gain on sale of property	(1,503)	—	(1,503)	—
Changes in undistributed stock compensation	4,993	5,437	5,948	6,239
Equity AFUDC	(248)	—	(248)	(1,311)
Changes in deferred charges and other assets	1,112	(18,726)	(8,905)	(35,329)
Changes in other liabilities and deferred credits	(26,467)	(55,905)	(42,948)	(68,509)
Net cash provided by operating activities	244,590	31,066	238,769	42,082
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(485,825)	(415,398)	(672,410)	(582,393)
Changes in customer advances	23,222	7,940	31,255	14,282
Other	(1,005)	65	(1,102)	653
Net cash used in investing activities	(463,608)	(407,393)	(642,257)	(567,458)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	—	202,583	—	248,544
Dividends paid	(92,200)	(82,000)	(121,600)	(109,000)
Issuance of long-term debt, net	593,862	297,318	593,862	297,318
Retirement of long-term debt	(275,000)	—	(275,000)	—
Change in credit facility and commercial paper	8,000	(150,000)	138,000	(58,000)
Change in short-term debt	(25,000)	193,000	(25,000)	250,000
Withholding remittance - share-based compensation	(2,011)	(1,254)	(2,020)	(1,254)
Other	(2,173)	(1,632)	(2,361)	(1,708)
Net cash provided by financing activities	205,478	458,015	305,881	625,900

Change in cash and cash equivalents	(13,540)	81,688	(97,607)	100,524
Cash and cash equivalents at beginning of period	38,691	41,070	122,758	22,234
Cash and cash equivalents at end of period	$25,151	$122,758	$25,151	$122,758
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$76,141	$53,220	$113,161	$92,778
Income taxes paid (received), net	$5	$—	$(13,524)	$3,359
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,622,006	1,529,419	1,618,911	1,410,345
Share-based compensation	614	1,435	3,709	4,868
Contributions from Southwest Gas Holdings, Inc.	—	86,942	—	202,583
Ending balances	1,622,620	1,617,796	1,622,620	1,617,796
Accumulated other comprehensive loss
Beginning balances	(44,247)	(57,552)	(46,913)	(61,135)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	1,126	1,380	3,376	4,136
FSIRS amounts reclassified to net income, net of tax	—	413	416	1,240
Ending balances	(43,121)	(55,759)	(43,121)	(55,759)
Retained earnings
Beginning balances	952,725	908,757	906,827	835,146
Net income (loss)	(22,199)	(27,544)	87,330	102,584
Share-based compensation	(98)	(168)	(729)	(685)
Dividends declared to Southwest Gas Holdings, Inc.	(30,000)	(29,400)	(93,000)	(85,400)
Ending balances	900,428	851,645	900,428	851,645
Total Southwest Gas Corporation equity ending balances	$2,529,039	$2,462,794	$2,529,039	$2,462,794
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
The Company completed the acquisition of Dominion Energy Questar Pipeline, LLC and related entities (“Questar Pipelines”) in December 2021 and formed MountainWest, which owns all of the membership interests in Questar Pipelines. In April 2022, the Company completed a general rebranding of the Questar Pipelines entities under the MountainWest name. The acquired operations further diversify the Company’s business in the midstream sector, with an expansion of interstate natural gas pipelines and underground storage services, primarily composed of regulated operations under the jurisdiction of the Federal Energy Regulatory Commission (the “FERC”), thereby expanding natural gas transportation services into Utah, Wyoming, and Colorado. See Note 8 - Business Acquisitions for more information.
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
In March 2022, the Company announced that its Board of Directors (the “Board”) had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months. Initially it was contemplated that the Centuri separation would take the form of a spin-off. Then, in April 2022, as a result of interest in the Company well in excess of an earlier tender offer to other shareholders by an activist stockholder (affiliates of Carl C. Icahn), the Board authorized the review of a full range of strategic alternatives to maximize stockholder value. As part of this process, a strategic transactions committee of the Board (the “Strategic Transactions Committee”), consisting entirely of independent directors, began evaluating a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri (collectively, the “Strategic Review”). On August 3, 2022, the Company announced that the Board had unanimously determined that the best path forward to maximize value for all stockholders is to (i) focus on its strategic plan while concluding the strategic review process for Southwest Gas Holdings, Inc. and Southwest Gas Corporation; (ii) continue to review strategic alternatives for MountainWest; and (iii) continue to review strategic alternatives for Centuri, including a sale or spin-off of Centuri, among others.
On May 6, 2022, the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with Carl C. Icahn and the persons and entities referenced therein (collectively, the “Icahn Group”). In accordance with the Cooperation Agreement, among other things, John P. Hester, then President and Chief Executive Officer of the Company and Southwest, retired from his positions with the Company and Southwest and resigned from the Board. Karen S. Haller, the Company’s former Executive Vice President/Chief Legal and Administrative Officer, was appointed President and Chief Executive Officer of the Company and Chief Executive Officer of Southwest, and was appointed as a member of the Board effective immediately following the completion of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”). Justin L. Brown, formerly Southwest’s Senior Vice President/General Counsel, was appointed as President of Southwest.
In addition, pursuant to the Cooperation Agreement, the Company agreed to appoint three new directors, Andrew W. Evans, H. Russell Frisby, Jr., and Henry P. Linginfelter (collectively, the “Initial Icahn Designees”), to the Board, which became effective immediately following the 2022 Annual Meeting. Also pursuant to the Cooperation Agreement, on May 27, 2022, the Icahn group informed the Company that it would cause Mr. Frisby to resign from the Board and requested that Andrew J. Teno be appointed to the Board to fill the vacancy created by Mr. Frisby’s resignation. As a result, on May 27, Mr. Frisby resigned from

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

the Board, effective immediately, and the Board appointed Mr. Teno to fill the vacancy created by Mr. Frisby’s resignation, effective immediately. The Icahn Group’s ability to designate directors to the Board is subject to certain ownership thresholds. Consistent with the terms of the Cooperation Agreement and pursuant to the terms of that certain Letter Agreement, dated as of August 3, 2022 (the “Letter Agreement” and together with the Cooperation Agreement, the “Initial Cooperation Agreement”), by and between the Company and the Icahn Group, the Company agreed to extend the date by which the Icahn Group was permitted to appoint a director other than Mr. Frisby to replace Mr. Cárdenas on the Board. On August 9, 2022, in accordance with the terms of the Initial Cooperation Agreement, Ruby Sharma was appointed to the Board to replace Mr. Cárdenas.
The Initial Cooperation Agreement required the Board to expand the Strategic Transactions Committee from three directors to six directors, comprised of the existing members of the Strategic Transactions Committee in addition to the three Initial Icahn Designees. Also, as the Icahn Group has the ability to designate at least three members of the Board, such individuals are to be included on the Strategic Transactions Committee. If the Icahn Group may only designate two members of the Board, then both would serve on the Strategic Transactions Committee.
On May 9, 2022, the Company also entered into Amendment No. 1 to the Rights Agreement dated October 10, 2021 (the “Original Rights Agreement” and as amended, the “Amended Rights Agreement”), to increase the triggering percentage from 10% to 24.9% pursuant to the terms of the Initial Cooperation Agreement and permit the subsequent consummation of the Offer. The Amended Rights Agreement expired on October 9, 2022. See details in the Company’s and Southwest’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) regarding the Original Rights Agreement, as well as Note 4 – Common Stock in this current report on Form 10-Q.
An earlier civil suit (initiated in November 2021) by Icahn entities against the Company and certain directors and officers of the Company was subject to a stipulation of dismissal as part of the Initial Cooperation Agreement. The Initial Cooperation Agreement also provided for the reimbursement by the Company of certain out-of-pocket third-party expenses, including certain legal fees, incurred by the Icahn Group.
On October 24, 2022, the Company and the Icahn Group entered into an Amended and Restated Cooperation Agreement (the “Amended Cooperation Agreement”), which amended, restated, superseded, and replaced in its entirety the Initial Cooperation Agreement. Please see Note 9 - Subsequent Events for additional information about the Amended Cooperation Agreement.
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest (with its subsidiaries) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end 2021 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole during the recently completed quarter.
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
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Net cash surrender value of COLI policies	$141,705	$149,947
Other property	3,856	3,146
Total Southwest Gas Corporation	145,561	153,093
Non-regulated property, equipment, and intangibles	1,704,354	1,616,392
Non-regulated accumulated provision for depreciation and amortization	(595,393)	(512,343)
Other property and investments	56,812	59,337
Total Southwest Gas Holdings, Inc.	$1,311,334	$1,316,479

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $56 million and $20 million of money market fund investments at September 30, 2022 and December 31, 2021, respectively. The money market fund investments for Southwest were insignificant at both balance sheet dates. These investments fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Noncash investing activities for the Company and Southwest include capital expenditures that were not yet paid, thereby remaining in accounts payable, the amounts related to which declined by approximately $4.8 million and $11.6 million during the nine months ended September 30, 2022, respectively, and increased $16.1 million and $9.4 million during the twelve months ended September 30, 2022, respectively.
Accounts Receivable, net of allowances. Following an earlier moratorium on account disconnections amidst the COVID-19 environment, account collection efforts resumed in 2021 in all jurisdictions in which Southwest operates. Ultimately, some accounts may not be collected, and if collection is unsuccessful, such accounts are written off. Estimates as to collectibility are made on an ongoing basis. However, Southwest continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. The cost of gas included in customer rates also influences account balances at each reporting date.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable the rate-regulated companies to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
Prepaid and other current assets. Prepaid and other current assets for Southwest include, among other things, materials and operating supplies of $76.5 million at September 30, 2022 and $62.9 million at December 31, 2021 (carried at weighted average cost). For the Company, there were materials and operating supplies of $80.8 million and $67.4 million at September 30, 2022 and December 31, 2021, respectively, which included amounts for MountainWest. Also included in the balance for both Southwest and the Company was $15.5 million and $51.6 million as of September 30, 2022 and December 31, 2021, respectively, in accrued purchased gas cost.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate it may be more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. The acquisition of MountainWest resulted in a new reportable segment, which was assessed for impairment for the first time in 2022. Management considered whether the results of strategic initiatives in 2022 indicated it was more likely than not that the fair value of the Company’s reporting units were less than their carrying amounts. Through management’s assessments, no impairment was deemed to have occurred. However, there can be no assurances that future assessments of goodwill will not result in an impairment, and various factors, including changes in the business, strategic initiatives, economic conditions, governmental monetary policies, interest rates, or others, on their own or in combination with each other, could result in the fair value of reporting units being lower than their carrying values. Goodwill in the Natural Gas Distribution operations of Southwest, and across all operations of the Company, is included in their respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Total Company
December 31, 2021	$10,095	$785,058	$986,179	$1,781,332
Measurement-period adjustments from Riggs Distler acquisition (a)	—	(1,924)	—	(1,924)
Measurement-period adjustments from MountainWest acquisition (a)	—	—	(28,177)	(28,177)
Foreign currency translation adjustment	—	(8,264)	—	(8,264)
September 30, 2022	$10,095	$774,870	$958,002	$1,742,967
(a) See Note 8 - Business Acquisitions for details regarding measurement-period adjustments.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $41.6 million and $36 million of dividends declared as of September 30, 2022 and December 31, 2021, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Southwest Gas Corporation:
Change in COLI policies	$(1,500)	$—	$(8,700)	$5,800	$(5,700)	$14,000
Interest income	4,356	1,365	10,355	3,312	12,156	4,113
Equity AFUDC	91	—	248	—	248	1,311
Other components of net periodic benefit cost	(188)	(3,506)	(563)	(10,516)	(4,068)	(15,522)
Miscellaneous income and (expense)	(1,081)	(2,146)	(1,780)	(3,498)	(2,733)	(4,447)
Southwest Gas Corporation - total other income (deductions)	1,678	(4,287)	(440)	(4,902)	(97)	(545)
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(182)	(7)	35	(19)	32	(19)
Equity AFUDC	246	—	664	—	664	—
Equity in earnings of unconsolidated investments	624	67	1,867	168	1,925	159
Miscellaneous income and (expense)	(773)	1,115	(2,124)	778	(2,046)	687
Southwest Gas Holdings, Inc. - total other income (deductions)	$1,593	$(3,112)	$2	$(3,975)	$478	$282
Included in the table above is the change in cash surrender values of COLI policies (including net death benefits recognized). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms. Refer also to the discussion of Other Property and Investments above and to Note 2 – Components of Net Periodic Benefit Cost.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest decreased by approximately $45 million during the nine months ended September 30, 2022. Adjustment to the redemption value also impacts retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but does not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2021	$184,148	$12,569	$196,717
Net income (loss) attributable to redeemable noncontrolling interests	2,582	(25)	2,557
Redemption value adjustments	(44,933)	—	(44,933)
Redemption of equity interest from noncontrolling party	(39,649)	—	(39,649)
Balance, September 30, 2022	$102,148	$12,544	$114,692
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(In thousands)	2022	2021	2022	2021	2022	2021
Weighted average basic shares	67,157	59,688	65,004	58,639	63,905	58,209
Effect of dilutive securities:
Restricted stock units (1)	168	128	144	103	146	103
Weighted average diluted shares	67,325	59,816	65,148	58,742	64,051	58,312
(1) The number of securities included 156,000 and 115,000 performance shares during the three months ending September 30, 2022 and 2021, 135,000 and 95,000 performance shares during the nine months ending September 30, 2022 and 2021, and 135,000 and 93,000 performance shares during the twelve months ending September 30, 2022 and 2021, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Contingencies. Southwest maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year August 2022 to July 2023, these liability insurance policies require Southwest to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in aggregate claims above its self-insured retention in the policy year. In August 2021, a natural gas pipe operated by Southwest was involved in an explosion that injured four individuals and damaged property. The explosion was caused by a leak in the pipe, and is under investigation. Individuals that were injured have each brought legal claims against Southwest and other parties. If Southwest is deemed fully or partially responsible, Southwest estimates its net exposure could be equal to the self-insured retention of $5 million (the maximum noted above). In 2021, pursuant to Accounting Standards Codification 450, Contingencies, Southwest recorded a $5 million liability related to this incident reflecting the maximum noted above; an estimate of actual loss greater than this exposure (to be covered by insurance) cannot be estimated as of the date these financial statements are issued.
Other contingencies are also recognized where appropriate, if claims are brought, or expected to be brought, against the Company or Southwest, where management expects it may settle (or be required to settle) claims in cash, or in some cases, by means of insurance indemnification. For instance, the balance of such reserves was updated in the second quarter of 2022 for $6.2 million related to a contract dispute. The amount was paid in the third quarter of 2022 and the matter is now closed.
As described above, the November 2021 civil suit filed by the Icahn Group against the Company and certain officers and directors was subject to a stipulation of dismissal with prejudice in May 2022, pursuant to the terms of the Initial Cooperation Agreement.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

On November 18, 2021, the City Pension Fund for Firefighters and Police Officers in the City of Miami Beach (“City Pension Fund”) commenced a putative class action lawsuit in the Court of Chancery for the State of Delaware on behalf of a putative class of persons who purchased the Company’s stock. The complaint was later amended on November 30, 2021. The amended complaint named the Company and the individual members of the Board as defendants. The complaint sought to assert breach of fiduciary duty claims, alleging that the Board’s recommendation that stockholders reject Icahn’s Offer to purchase shares of the Company’s common stock omitted material information about the Company’s financial analysis; and sought to have the Board approve Icahn’s slate of nominees as “continuing directors” under certain of the Company’s debt instruments. In March 2022, the City Pension Fund filed a motion for summary judgment on its claim; however, in April 2022, the City Pension Fund filed a notice of withdrawal of its motion for summary judgment. The Company believes that the claims lack merit and intends to vigorously defend against them.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees and a separate unfunded supplemental retirement plan (“SERP”), which is limited to officers. Southwest also provides postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance. The defined benefit qualified retirement plan, SERP, and PBOP are not available to Southwest employees hired on or after January 1, 2022. Employees hired in 2022 or later periods are eligible for enhanced defined contributions as part of the Southwest 401(k) plan, rather than participating in the defined benefit retirement plan.
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

	Qualified Retirement Plan
	September 30,
	Three Months		Nine Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$11,028	$10,289	$33,084	$30,869	$43,374	$39,443
Interest cost	11,251	10,108	33,753	30,324	43,861	41,714
Expected return on plan assets	(19,978)	(18,088)	(59,934)	(54,264)	(78,022)	(70,588)
Amortization of net actuarial loss	8,117	10,489	24,351	31,467	34,839	40,473
Net periodic benefit cost	$10,418	$12,798	$31,254	$38,396	$44,052	$51,042

	SERP
	September 30,
	Three Months		Nine Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$106	$131	$318	$394	$450	$491
Interest cost	360	358	1,080	1,074	1,437	1,474
Amortization of net actuarial loss	588	661	1,763	1,981	2,424	2,433
Net periodic benefit cost	$1,054	$1,150	$3,161	$3,449	$4,311	$4,398

	PBOP
	September 30,
	Three Months		Nine Months		Twelve Months
	2022	2021	2022	2021	2022	2021
(Thousands of dollars)
Service cost	$485	$423	$1,455	$1,269	$1,877	$1,664
Interest cost	613	549	1,839	1,645	2,387	2,291
Expected return on plan assets	(807)	(810)	(2,421)	(2,430)	(3,230)	(3,282)
Amortization of prior service costs	44	239	132	719	372	1,007
Net periodic benefit cost	$335	$401	$1,005	$1,203	$1,406	$1,680

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Residential	$170,196	$147,326	$913,355	$743,791	$1,205,176	$1,011,450
Small commercial	61,780	48,283	264,494	185,774	348,934	248,193
Large commercial	19,590	14,199	60,740	40,030	78,081	52,075
Industrial/other	13,319	9,608	34,064	30,352	46,025	37,505
Transportation	22,936	21,884	74,034	68,217	98,057	91,151
Revenue from contracts with customers	287,821	241,300	1,346,687	1,068,164	1,776,273	1,440,374
Alternative revenue program revenues (deferrals)	13,609	12,569	1,132	(5,335)	19,648	(2,740)
Other revenues (1)	2,514	1,979	10,606	7,747	13,718	7,432
Total Regulated operations revenues	$303,944	$255,848	$1,358,425	$1,070,576	$1,809,639	$1,445,066
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Service Types:
Gas infrastructure services	$467,751	$393,122	$1,147,302	$961,836	$1,487,806	$1,287,552
Electric power infrastructure services	189,209	155,456	550,926	347,061	729,067	475,895
Other	101,506	84,270	290,205	216,551	404,773	301,591
Total Utility infrastructure services revenues	$758,466	$632,848	$1,988,433	$1,525,448	$2,621,646	$2,065,038

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021	2022	2021	2022	2021
Contract Types:
Master services agreement	$637,582	$467,869	$1,700,416	$1,160,199	$2,193,195	$1,573,247
Bid contract	120,884	164,979	288,017	365,249	428,451	491,791
Total Utility infrastructure services revenues	$758,466	$632,848	$1,988,433	$1,525,448	$2,621,646	$2,065,038

Unit price contracts	$453,718	$406,404	$1,178,168	$1,002,779	$1,544,471	$1,373,746
Fixed price contracts	117,983	64,632	333,313	149,681	451,374	197,447
Time and materials contracts	186,765	161,812	476,952	372,988	625,801	493,845
Total Utility infrastructure services revenues	$758,466	$632,848	$1,988,433	$1,525,448	$2,621,646	$2,065,038
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of September 30, 2022 and December 31, 2021 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Contracts receivable, net	$398,345	$296,005
Revenue earned on contracts in progress in excess of billings	253,966	214,774
Amounts billed in excess of revenue earned on contracts	31,877	11,860
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2021 to September 30, 2022 is due to increases in cash received, net of revenue recognized, from contracts that commenced during the period, offset by revenue recognized of approximately $11.9 million that was included in this balance as of January 1, 2022, after which time it became earned and the balance was reduced.
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
As of September 30, 2022, Centuri had 61 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2022 was $430.3 million. Centuri expects to recognize the remaining performance obligations over approximately the next 2.7 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Billed on completed contracts and contracts in progress	$400,831	$292,770
Other receivables	1,885	3,492
Contracts receivable, gross	402,716	296,262
Allowance for doubtful accounts	(4,371)	(257)
Contracts receivable, net	$398,345	$296,005

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
The primary types of sales and service activities reported as revenue from contracts with customers are FERC-regulated gas transportation and storage services, and to a lesser extent, natural gas liquid (“NGL”) revenues consisting primarily of NGL processing services, and other revenue (including natural gas sales, and services related to gathering and processing activities, as well as miscellaneous service revenue).
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(Thousands of dollars)	2022
Regulated gas transportation and storage revenues	$59,283	$179,046
NGL revenues	1,469	4,838
Other revenues	2,385	8,244
Revenue from contracts with customers	63,137	192,128
Other revenues	41	131
Total Regulated operations revenues	$63,178	$192,259
MountainWest has certain multi-year contracts with fixed-price performance obligations that were unsatisfied (or partially unsatisfied) at the end of the reporting period, whereby revenue will be earned over time as MountainWest stands ready to provide service. These amounts are not material to the Company’s financial statements overall. MountainWest also has certain contract liabilities related to consideration received from customers with an obligation to transfer goods or services subsequent to the balance sheet date, amounts for which are generally consistent between December 31, 2021 and September 30, 2022 and are not material.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity under the Equity Shelf Program during the quarter ended September 30, 2022. The following table provides the life-to-date activity under that program through September 30, 2022:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of September 30, 2022, the Company had approximately $341.8 million in common stock available for sale under the program.
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
During the nine months ended September 30, 2022, the Company issued approximately 216,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the nine months ended September 30, 2022, the Company issued 100,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $7.8 million.
In connection with the entry into the Initial Cooperation Agreement (see Note 1 – Background, Organization, and Summary of Significant Accounting Policies), the Company entered into the Amended Rights Agreement to increase the beneficial ownership percentage included in the definition of “Acquiring Person” from 10% to 24.9% and to delete the concept of a “Passive Institutional Investor” to permit the Icahn Group to consummate the Offer. The Amended Rights Agreement expired on October 9, 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$113,398	$125,000	$166,380
Notes, 4.05%, due 2032	600,000	506,346	—	—
Notes, 3.875%, due 2022	—	—	250,000	250,603
Notes, 4.875%, due 2043	250,000	202,383	250,000	307,538
Notes, 3.8%, due 2046	300,000	203,559	300,000	329,055
Notes, 3.7%, due 2028	300,000	267,903	300,000	325,191
Notes, 4.15%, due 2049	300,000	213,972	300,000	342,030
Notes, 2.2%, due 2030	450,000	340,763	450,000	440,838
Notes, 3.18%, due 2051	300,000	182,976	300,000	292,116
8% Series, due 2026	75,000	80,108	75,000	92,623
Medium-term notes, 7.78% series, due 2022	—	—	25,000	25,122
Medium-term notes, 7.92% series, due 2027	25,000	26,413	25,000	31,555
Medium-term notes, 6.76% series, due 2027	7,500	7,494	7,500	8,949
Unamortized discount and debt issuance costs	(26,701)		(19,959)
	2,705,799		2,387,541
Revolving credit facility and commercial paper	138,000	138,000	130,000	130,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,717)		(1,938)
	198,283		198,062
Less: current maturities	—		(275,000)
Southwest Gas Corporation total long-term debt, less current maturities	$3,042,082		$2,440,603
Southwest Gas Holdings, Inc.:
SWH term loan facility	$1,147,747	1,148,057	$—	$—
Centuri secured term loan facility	1,008,550	977,033	1,117,138	1,117,841
Centuri secured revolving credit facility	150,571	150,740	103,329	103,749
MountainWest unsecured senior notes, 3.53%, due in 2028	101,843	86,345	102,078	102,078
MountainWest unsecured senior notes, 4.875%, due in 2041	199,431	152,581	199,926	199,926
MountainWest unsecured senior notes, 3.91%, due in 2038	147,812	103,398	147,735	147,735
Other debt obligations	134,274	122,980	51,665	50,003
Unamortized discount and debt issuance costs	(25,234)		(24,466)
Less: current maturities	(41,485)		(22,324)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$5,865,591		$4,115,684

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2022, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At September 30, 2022, $138 million was outstanding on the long-term portion of the facility (no borrowings were outstanding under the commercial paper program, discussed below). No borrowings were outstanding on the short-term portion of the facility.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s revolving credit facility and, therefore, do not represent additional borrowing capacity under the credit facility. Borrowings under the commercial paper program, if any, are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At September 30, 2022, as noted above, no borrowings were outstanding under the commercial paper program.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem the $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
On September 26, 2022 (the “Amendment Date”), Southwest Gas Holdings, Inc., entered into Amendment No. 1 (“Amended Credit Agreement”) to the 364-day Term Loan Credit Agreement (the “Credit Agreement”). The Credit Agreement initially provided for a $1.6 billion delayed-draw term loan (the “Term Loan Facility”) to primarily fund the acquisition of the equity interests in MountainWest. As of the Amendment Date, approximately $1.15 billion in aggregate principal was outstanding under the Term Loan Facility, the same as that which was outstanding as of September 30, 2022. The Amended Credit Agreement, among other things, (1) extends the maturity date of the Term Loan to December 30, 2023, making the outstanding borrowings long-term as of September 30, 2022, and (2) replaces London Interbank Offered Rate (“LIBOR”) interest rate benchmarks with SOFR interest rate benchmarks. As part of the Amended Credit Agreement, the Company paid a non-refundable upfront fee in an amount equal to 0.10% of the aggregate principal amount outstanding as of the Amendment Date, and will pay additional fees based on any principal balance outstanding as of March 31, 2023, June 30, 2023, and September 30, 2023 of 0.10%, 0.15%, and 0.20%, respectively.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility and term loan facility are based on either a “base rate,” LIBOR or CDOR, plus an applicable margin in either case. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at September 30, 2022 totaled $2.6 billion. At September 30, 2022, $1.159 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility. On November 4, 2022, Centuri amended the financial covenants of the revolving credit facility to increase the maximum total net leverage ratio during the period from December 31, 2022 through December 31, 2023. See Note 9 - Subsequent Events for additional information about the amended credit facility.
MountainWest has two private placement unsecured senior notes and a public unsecured senior note, with a combined carrying value of $449.1 million and aggregate principal amount of $430 million. The carrying value is higher than the principal balance as amounts outstanding were recorded at their fair values as of the December 31, 2021 acquisition date of the MountainWest entities.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $200 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate” plus in each case an applicable margin. There was $156 million outstanding under this credit facility as of September 30, 2022.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at September 30, 2022.
In March 2022, Southwest amended its $250 million Term Loan (the “March 2021 Term Loan”), extending the maturity date to March 21, 2023 and replacing LIBOR interest rate benchmarks with SOFR interest rate benchmarks. The proceeds were

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

originally used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. There was $225 million outstanding under the March 2021 Term Loan as of September 30, 2022.
As disclosed in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, the Company is exploring strategic alternatives, including a potential sale of MountainWest and/or Centuri. If MountainWest and/or Centuri is sold as part of the Strategic Review process, the proceeds will be used to repay the amounts borrowed to fund the acquisition. Otherwise, management intends to either issue long-term debt or equity securities to refinance the Term Loan Facility.
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
LIBOR
Certain rates established at LIBOR were scheduled to be discontinued after 2021 as part of reference rate reform, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of September 30, 2022, the Company had $1.009 billion in outstanding borrowings under Centuri’s term loan facility. Southwest, MountainWest, and Southwest Gas Holdings, Inc. had no outstanding borrowings or variable rate debt agreements with reference to LIBOR as of September 30, 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(10)	$34	$239	$(56)	$183
Amortization of net actuarial (gain)/loss	8,705	(2,089)	6,616	11,151	(2,677)	8,474
Regulatory adjustment	(7,268)	1,744	(5,524)	(9,575)	2,298	(7,277)
Pension plans other comprehensive income (loss)	1,481	(355)	1,126	1,815	(435)	1,380
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	544	(131)	413
FSIRS other comprehensive income (loss)	—	—	—	544	(131)	413
Total other comprehensive income (loss) - Southwest Gas Corporation	1,481	(355)	1,126	2,359	(566)	1,793
Foreign currency translation adjustments:
Translation adjustments	(5,830)	—	(5,830)	(2,056)	—	(2,056)
Foreign currency other comprehensive income (loss)	(5,830)	—	(5,830)	(2,056)	—	(2,056)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(4,349)	$(355)	$(4,704)	$303	$(566)	$(263)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$132	$(32)	$100	$719	$(172)	$547
Amortization of net actuarial (gain)/loss	26,114	(6,267)	19,847	33,448	(8,028)	25,420
Regulatory adjustment	(21,804)	5,233	(16,571)	(28,725)	6,894	(21,831)
Pension plans other comprehensive income (loss)	4,442	(1,066)	3,376	5,442	(1,306)	4,136
FSIRS (designated hedging activities):
Amounts reclassified into net income	545	(129)	416	1,632	(392)	1,240
FSIRS other comprehensive income (loss)	545	(129)	416	1,632	(392)	1,240
Total other comprehensive income (loss) - Southwest Gas Corporation	4,987	(1,195)	3,792	7,074	(1,698)	5,376
Foreign currency translation adjustments:
Translation adjustments	(7,263)	—	(7,263)	(324)	—	(324)
Foreign currency other comprehensive income (loss)	(7,263)	—	(7,263)	(324)	—	(324)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(2,276)	$(1,195)	$(3,471)	$6,750	$(1,698)	$5,052

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

	Twelve Months Ended September 30, 2022			Twelve Months Ended September 30, 2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$59,176	$(14,202)	$44,974	$(57,539)	$13,809	$(43,730)
Amortization of prior service cost	372	(90)	282	1,007	(241)	766
Amortization of net actuarial (gain)/loss	37,263	(8,942)	28,321	42,906	(10,298)	32,608
Regulatory adjustment	(81,273)	19,506	(61,767)	3,894	(935)	2,959
Pension plans other comprehensive income (loss)	15,538	(3,728)	11,810	(9,732)	2,335	(7,397)
FSIRS (designated hedging activities):
Amounts reclassified into net income	1,087	(259)	828	2,176	(523)	1,653
FSIRS other comprehensive income (loss)	1,087	(259)	828	2,176	(523)	1,653
Total other comprehensive income (loss) - Southwest Gas Corporation	16,625	(3,987)	12,638	(7,556)	1,812	(5,744)
Foreign currency translation adjustments:
Translation adjustments	(6,919)	—	(6,919)	2,576	—	2,576
Foreign currency other comprehensive income (loss)	(6,919)	—	(6,919)	2,576	—	2,576
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$9,706	$(3,987)	$5,719	$(4,980)	$1,812	$(3,168)
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			FSIRS			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit (4)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$152	$—	$152	$(46,761)
Translation adjustments	—	—	—	—	—	—	(7,263)	—	(7,263)	(7,263)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—	(7,263)	—	(7,263)	(7,263)
FSIRS amount reclassified from AOCI (1)	—	—	—	545	(129)	416	—	—	—	416
Amortization of prior service cost (2)	132	(32)	100	—	—	—	—	—	—	100
Amortization of net actuarial loss (2)	26,114	(6,267)	19,847	—	—	—	—	—	—	19,847
Regulatory adjustment (3)	(21,804)	5,233	(16,571)	—	—	—	—	—	—	(16,571)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	4,442	(1,066)	3,376	545	(129)	416	(7,263)	—	(7,263)	(3,471)
Ending Balance AOCI September 30, 2022	$(56,740)	$13,619	$(43,121)	$—	$—	$—	$(7,111)	$—	$(7,111)	$(50,232)
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
(4)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans			FSIRS
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	Before-Tax	Tax (Expense) Benefit (8)	After-Tax	AOCI
Beginning Balance AOCI December 31, 2021	$(61,182)	$14,685	$(46,497)	$(545)	$129	$(416)	$(46,913)
FSIRS amount reclassified from AOCI (5)	—	—	—	545	(129)	416	416
Amortization of prior service cost (6)	132	(32)	100	—	—	—	100
Amortization of net actuarial loss (6)	26,114	(6,267)	19,847	—	—	—	19,847
Regulatory adjustment (7)	(21,804)	5,233	(16,571)	—	—	—	(16,571)
Net current period other comprehensive income attributable to Southwest Gas Corporation	4,442	(1,066)	3,376	545	(129)	416	3,792
Ending Balance AOCI September 30, 2022	$(56,740)	$13,619	$(43,121)	$—	$—	$—	$(43,121)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Net actuarial loss	$(372,896)	$(399,010)
Prior service cost	(1,396)	(1,528)
Less: amount recognized in regulatory assets	317,552	339,356
Recognized in AOCI	$(56,740)	$(61,182)
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
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	September 30, 2022	December 31, 2021
Centuri accounts receivable for services provided to Southwest	$14,393	$15,166

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

In order to reconcile (below) to net income (loss) as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas distribution, utility infrastructure services, and pipeline and storage segments are as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended September 30, 2022
Revenues from external customers	$303,944	$721,910	$63,178	$—	$1,089,032
Intersegment revenues	—	36,556	—	—	36,556
Total	$303,944	$758,466	$63,178	$—	$1,125,588
Segment net income (loss)	$(22,199)	$14,345	$12,320	$(16,775)	$(12,309)

Three Months Ended September 30, 2021
Revenues from external customers	$255,848	$606,006	$—	$—	$861,854
Intersegment revenues	—	26,842	—	—	26,842
Total	$255,848	$632,848	$—	$—	$888,696
Segment net income (loss)	$(27,544)	$18,540	$—	$(2,572)	$(11,576)

(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Nine Months Ended September 30, 2022
Revenues from external customers	$1,358,425	$1,889,573	$192,259	$—	$3,440,257
Intersegment revenues	—	98,860	—	—	98,860
Total	$1,358,425	$1,988,433	$192,259	$—	$3,539,117
Segment net income (loss)	$87,330	$(4,400)	$44,326	$(49,962)	$77,294

Nine Months Ended September 30, 2021
Revenues from external customers	$1,070,576	$1,450,719	$—	$—	$2,521,295
Intersegment revenues	—	74,729	—	—	74,729
Total	$1,070,576	$1,525,448	$—	$—	$2,596,024
Segment net income (loss)	$102,584	$32,797	$—	$(4,545)	$130,836

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended September 30, 2022
Revenues from external customers	$1,809,639	$2,495,169	$192,259	$—	$4,497,067
Intersegment revenues	—	126,477	—	—	126,477
Total	$1,809,639	$2,621,646	$192,259	$—	$4,623,544
Segment net income (loss)	$171,881	$3,223	$44,326	$(72,193)	$147,237

Twelve Months Ended September 30, 2021
Revenues from external customers	$1,445,066	$1,957,667	$—	$—	$3,402,733
Intersegment revenues	—	107,371	—	—	107,371
Total	$1,445,066	$2,065,038	$—	$—	$3,510,104
Segment net income (loss)	$182,134	$56,723	$—	$(4,477)	$234,380

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three-, nine-, and twelve-month periods ended September 30, 2022 include expenses incurred related to shareholder activism and related settlement activities, expenses incurred in conducting the Strategic Review, and expenses and financing costs for the MountainWest acquisition.
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
The final estimated fair values of assets acquired and liabilities assumed as of August 27, 2021, and as updated through August 27, 2022, are as follows:

(Millions of dollars)	Acquisition Date	Measurement Period Adjustments	Revised Acquisition Date
Cash and cash equivalents	$1.9	$—	$1.9
Accounts receivable	69.1	(8.6)	60.5
Contract assets	40.1	7.4	47.5
Income taxes receivable, net	0.7	(0.3)	0.4
Right of use assets under operating leases	1.5	—	1.5
Prepaid expenses	5.2	—	5.2
Property and equipment	118.1	1.2	119.3
Intangible assets	335.0	(31.5)	303.5
Goodwill	446.8	0.8	447.6
Total assets acquired	1,018.4	(31.0)	987.4

Trade and other payables	46.2	—	46.2
Finance lease obligations	27.5	1.2	28.7
Contract liabilities	12.7	0.1	12.8
Operating lease obligations	1.5	—	1.5
Other liabilities	5.3	(1.2)	4.1
Deferred tax liabilities	94.8	(24.8)	70.0
Total liabilities assumed and noncontrolling interest	188.0	(24.7)	163.3
Net assets acquired	$830.4	$(6.3)	$824.1
The Company incurred and expensed acquisition costs of $14 million, included in Utility infrastructure services expenses in the Company’s Condensed Consolidated Statement of Income for the twelve months ended September 30, 2022. No acquisition-related costs were incurred during the three and nine months ended September 30, 2022, and no significant impacts to earnings resulted from the measurement-period adjustments reflected above.
In December 2021, Southwest Gas Holdings, Inc. completed the acquisition of Dominion Energy Questar Pipeline, LLC and related entities (subsequently rebranded as “MountainWest”), which resulted in MountainWest becoming a wholly owned subsidiary of the Company. See the Company’s 2021 Form 10-K for additional information about this acquisition.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

and liabilities were deemed to approximate their fair values. The fair value of the MountainWest assets and liabilities assumed that are not subject to the rate-regulation provisions discussed above include a 50% equity method investment, non-regulated property, plant and equipment, and long-term debt assumed; related fair values were determined using a market approach, income approach, or cost approach, as appropriate. Amounts related to post-closing payments and deferred taxes were estimated as of the acquisition date and adjusted when determined during the period ended September 30, 2022. No other measurement period adjustments occurred during the period. However, the final purchase accounting has not yet been completed and further refinements may occur.
The estimated fair values of assets acquired and liabilities assumed as of December 31, 2021, as updated through September 30, 2022, are as follows:

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
The Company incurred and expensed acquisition costs of $18.5 million for the twelve months ended September 30, 2022, which are included in Operations and maintenance expense on the Company’s Condensed Consolidated Statement of Income. No acquisition-related costs were incurred during the nine months ended September 30, 2022 and no impacts to earnings resulted from the measurement-period adjustments reflected above. The Company has a transition services agreement with the sellers for a period of up to twelve months from the acquisition date of December 31, 2021, to continue certain corporate and administrative functions for the entities acquired while MountainWest is established as an independent enterprise. The Company currently expects that a limited number of activities under the transition services agreement will be extended, and of those extended, certain will occur through the second quarter of 2023.
Note 9 - Subsequent Events
On October 24, 2022, the Company and the Icahn Group entered into the Amended Cooperation Agreement, which amended, restated, superseded, and replaced in its entirety the Initial Cooperation Agreement.
In accordance with the terms of the Amended Cooperation Agreement, the Company agreed with the Icahn Group, among other things, to nominate each of Andrew W. Evans, Henry P. Linginfelter, Ruby Sharma, and Andrew J. Teno (each, an “Icahn Designee” and, collectively, the “Icahn Designees”) for election at the Company’s 2023 annual meeting of stockholders (the “2023 Annual Meeting”). In addition, subject to qualifications set forth in the Amended Cooperation Agreement, the Amended Cooperation Agreement provides that the standstill restrictions on the Icahn Group will remain in effect until, and the Amended Cooperation Agreement will terminate upon, the later of (x) the conclusion of the 2023 Annual Meeting and (y) the earlier of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

(1) immediately following the time at which Andrew J. Teno (or any Replacement Designee for Mr. Teno, as such term is defined in the Amended Cooperation Agreement) is no longer serving on the Board and (2) thirty (30) days prior to the expiration of the advance notice deadline for the submission of director nominees in connection with the Company’s 2024 Annual Meeting of Stockholders (as such term is defined in the Amended Cooperation Agreement); provided, however, that the Amended Cooperation Agreement will terminate automatically on the date on which the Board re-appoints as a director any former director of the Board (i.e., any person who was a director of the Board prior to the 2022 Annual Meeting, but was not a director of the Board immediately after the 2022 Annual Meeting), without the approval of a majority of the Icahn Designees.
Pursuant to the terms of the Amended Cooperation Agreement, the Company further agreed with the Icahn Group (i) to maintain one-year terms and annual elections for all directors serving on the Board through the term of the Amended Cooperation Agreement, (ii) to establish the record date for the 2023 Annual Meeting for a time within thirty (30) days of March 21, 2023, and (iii) that in the event that the Strategic Transactions Committee approves any separation of the Company’s businesses into two or more independent, publicly traded companies (any such separation, a “Spinoff” and each such resulting independent, publicly traded company, a “SpinCo”) during the term of the Amended Cooperation Agreement and while Icahn Group owns a Net Long Position of a number of shares of Common Stock that is at least 50% of the Tender Offer Closing Amount (each such term, as defined in the Amended Cooperation Agreement), any such SpinCo will be organized in Delaware, any such SpinCo’s board of directors will be annually elected for one-year terms and the first meeting of stockholders for such SpinCo will be held no earlier than the nine-month anniversary of the consummation of the Spinoff and no later than the twelve-month anniversary of the Spinoff, subject to certain exceptions set forth in the Amended Cooperation Agreement.
Additionally, on November 4, 2022, Centuri amended the financial covenants of its revolving credit facility to increase the maximum total net leverage ratio during the period from December 31, 2022 through December 31, 2023 (the “Credit Facility Amendment”). The Credit Facility Amendment also transitioned the interest rate benchmark for the revolving credit facility from LIBOR to SOFR. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for CDOR and “base rate” loans, depending on Centuri’s total net leverage ratio. Further, the Credit Facility Amendment increases a letter of credit sub-facility from $100 million to $125 million. The Credit Facility Amendment did not modify any terms of the term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
(In thousands, except per share amounts)	2022	2021	2022	2021	2022	2021
Contribution to net income
Natural gas distribution	$(22,199)	$(27,544)	$87,330	$102,584	$171,881	$182,134
Utility infrastructure services	14,345	18,540	(4,400)	32,797	3,223	56,723
Pipeline and storage	12,320	—	44,326	—	44,326	—
Corporate and administrative	(16,775)	(2,572)	(49,962)	(4,545)	(72,193)	(4,477)
Net income (loss)	$(12,309)	$(11,576)	$77,294	$130,836	$147,237	$234,380

Weighted average common shares	67,157	59,688	65,004	58,639	63,905	58,209
Basic earnings (loss) per share
Consolidated	$(0.18)	$(0.19)	$1.19	$2.23	$2.30	$4.03

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$58,021	$62,681	$391,540	$392,190	$569,675	$566,065
Plus:
Operations and maintenance (excluding Admin. & General) expense	81,092	68,098	230,235	194,471	302,924	255,434
Depreciation and amortization expense	64,390	61,359	192,434	187,688	258,144	249,118
Operating margin	$203,503	$192,138	$814,209	$774,349	$1,130,743	$1,070,617

3rd Quarter 2022 Overview
Southwest Gas Holdings highlights include the following:
•Corporate and administrative expenses include impact of interest on remaining $1.1 billion term loan ($12.7 million), and shareholder activism/settlement, as well as Strategic Review costs
•Amended 364-day Term Loan Credit Agreement in connection with the MountainWest acquisition extending maturity date to December 2023
Natural gas distribution highlights include the following:
•40,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $11 million in the third quarter of 2022 compared to the prior year quarter
•$193 million capital investment during the quarter
•Operations and maintenance expense overall increased a modest 1.5%
•COLI results declined $1.5 million compared to the prior-year quarter
Utility infrastructure services highlights include the following:
•Record revenues of $758 million in the third quarter of 2022, an increase of $126 million, or 20%, compared to the third quarter of 2021
•Costs continued to be impacted by inflation, including higher fuel, subcontractor, and equipment rental costs
Pipeline and storage highlights include the following:
•Recognized revenue of $63 million in the third quarter of 2022
•Contributed $12.3 million to consolidated net income, net of $5.7 million of stand-up and integration costs

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), as well as all of the common stock of the recently formed MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
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
In October 2021, our Board of Directors (the “Board”) authorized and declared a dividend of one preferred stock purchase right for each share of common stock outstanding to stockholders of record at the close of business on October 21, 2021, in accordance with the terms and conditions set forth in the Rights Agreement. The Amended Rights Agreement expired on October 9, 2022, in accordance with its terms.
In March 2022, the Company announced that the Board had determined to separate Centuri from the Company and authorized management to complete the separation within nine to twelve months from the date of such announcement. In April 2022, as a result of interest in the Company well in excess of a tender offer to other of our stockholders by an activist stockholder (affiliates of Carl C. Icahn), the Board authorized the review of a full range of strategic alternatives intended to maximize stockholder value. As part of this process, a strategic transactions committee of the Board, consisting entirely of independent directors, would evaluate a sale of the Company, as well as a range of alternatives, including, but not limited to, a separate sale of its business units and/or pursuing the spin-off of Centuri (collectively, the “Strategic Review”). On August 3, 2022, the Company announced that the Board had unanimously determined that the best path forward to maximize value for all stockholders is to (i) focus on the strategic plan and while concluding the strategic review process for Southwest Gas Holdings, Inc. and Southwest Gas Corporation; (ii) continue to review strategic alternatives for MountainWest; and (iii) continue to review strategic alternatives for Centuri, including a sale or spin-off of Centuri, among others. There can be no assurances that the strategic alternatives considered will be executed or maximize value as intended. See “Item 1A - Risk Factors” included in the Company’s Quarterly Report on Form 10-Q filed May 10, 2022.
As described in Note 1 – Background, Organization, and Summary of Significant Accounting Policies, on May 6, 2022, the Company entered into the Initial Cooperation Agreement with the Icahn Group. Pursuant to the Initial Cooperation Agreement, the Company, among other things, made certain previously disclosed changes to the Board of Directors and management team. On October 24, 2022, the Company and the Icahn Group entered into the Amended Cooperation Agreement, which amended, restated, superseded, and replaced in its entirety the Initial Cooperation Agreement. Under the Amended Cooperation Agreement, certain of the standstill provisions in the Initial Cooperation Agreement were extended, the Ichan Group’s governance rights were amended and the Company agreed to certain actions in connection with the 2023 Annual Meeting. Please see See Note 9 - Subsequent Events for additional information about the Amended Cooperation Agreement.
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
As of September 30, 2022, Southwest had 2,180,000 residential, commercial, industrial, and other natural gas customers, of which 1,166,000 customers were located in Arizona, 810,000 in Nevada, and 204,000 in California. In January 2022, approximately 5,300 customers became part of Southwest’s gas distribution operations that were formerly served by Graham County Utilities (“GCU”). Over the past twelve months, first-time meter sets were approximately 40,000, compared to 37,000 for the twelve months ended September 2021. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2022, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis, for details of various rate proceedings.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 71 primary locations across 45 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
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
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A included in the 2021 Annual Report to Stockholders, which is incorporated by reference into the 2021 Form 10-K, in addition to the Risk Factors included in these documents, and as updated from time to time.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$303,944	$255,848
Net cost of gas sold	100,441	63,710
Operating margin	203,503	192,138
Operations and maintenance expense	121,537	119,708
Depreciation and amortization	64,390	61,359
Taxes other than income taxes	20,693	20,109
Operating loss	(3,117)	(9,038)
Other income (deductions)	1,678	(4,287)
Net interest deductions	29,417	24,922
Loss before income taxes	(30,856)	(38,247)
Income tax benefit	(8,657)	(10,703)
Contribution to consolidated results	$(22,199)	$(27,544)
Results from natural gas distribution operations improved $5 million between the third quarters of 2022 and 2021. The improvement was primarily due to an increase in Operating margin and Other income (deductions), offset by an increase in Net interest deductions and a decrease in Income tax benefit.
Operating margin increased $11.4 million quarter over quarter. Approximately $2 million of incremental margin was attributable to customer growth, including 40,000 first-time meter sets during the last twelve months. Rate relief primarily in Nevada, and to a lesser extent in California, added approximately $4 million of combined margin. Amounts collected from customers associated with previously unrecovered Vintage Steel Pipe (“VSP”) and Customer-Owned Yard Line (“COYL”) programs in Arizona ($5.2 million) also contributed to the improvement. Refer to Rates and Regulatory Proceedings later in this MD&A for more information. Other differences in miscellaneous revenue and margin from customers outside the decoupling mechanisms contributed to the remaining net variance between quarters.
Operations and maintenance expense increased $1.8 million between quarters primarily due to contractor costs for event-driven pipeline integrity, reliability and engineering services ($2.8 million), costs for temporary/contractor services for customer and technology support ($800,000), and an increase in the reserve for customer accounts deemed uncollectible ($2.5 million). These costs were offset by a reduction in legal-claim related costs (the prior-year quarter reflected a $5 million legal reserve) and a reduction in labor and miscellaneous employee benefits.
Depreciation and amortization expense increased $3 million, or 5%, between quarters, primarily due to a $513 million, or 6%, increase in average gas plant in service compared to the corresponding quarter a year ago. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. Regulatory amortization was comparable between periods.
Other income increased $6 million. The non-service-related components of employee pension and other postretirement benefit costs were $3.3 million lower between quarters. Interest income increased $3 million between quarters primarily due to the increased receivable position related to the PGA mechanisms. Offsetting these and other improvements was a $1.5 million decline in COLI policy cash surrender values, while the prior-year quarter reflected no change.
Net interest deductions increased $4.5 million in the third quarter of 2022, as compared to the prior-year quarter, primarily due to interest associated with the issuance of $600 million of Senior Notes in March 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Results of Natural Gas Operations
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2022	2021
Gas operating revenues	$1,358,425	$1,070,576
Net cost of gas sold	544,216	296,227
Operating margin	814,209	774,349
Operations and maintenance expense	368,984	328,980
Depreciation and amortization	192,434	187,688
Taxes other than income taxes	62,443	60,134
Operating income	190,348	197,547
Other income (deductions)	(440)	(4,902)
Net interest deductions	84,660	71,263
Income before income taxes	105,248	121,382
Income tax expense	17,918	18,798
Contribution to consolidated results	$87,330	$102,584
Contribution from natural gas distribution operations to consolidated net income decreased $15.3 million between the first nine months of 2022 and 2021. The decline was primarily due to increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions, partially offset by an increase in Operating margin and Other income (deductions).
Operating margin increased $39.9 million, including $13 million attributable to customer growth. Rate relief contributed an additional $14 million. Also contributing to the increase were customer late fees that were $4 million greater in the current period due to the lifting (in 2021) of a moratorium on such fees. The moratorium was previously in place beginning in March 2020 to provide temporary relief to customers during the COVID-19 pandemic. Amounts collected in the current period from customers associated with previously unrecovered VSP and COYL programs in Arizona totaled $16.9 million. Partially offsetting these improvements were amounts related to the recovery/return associated with other regulatory programs; however, such amounts also reduced amortization expense. The residual difference in Operating margin primarily relates to miscellaneous service revenue and customers that are not part of the decoupling mechanisms.
Operations and maintenance expense increased $40 million between periods primarily due to general inflationary impacts, including specific increases related to labor and related pension and benefit costs ($15 million), temporary/contractor services for customer and technology support ($5 million), contractor costs for pipeline integrity, reliability, and engineering, some of which were event driven ($6.5 million), an increase in the reserve for customer accounts deemed uncollectible ($4.5 million), and higher legal and claim-related costs ($2.8 million).
Depreciation and amortization expense increased $4.7 million, or 3%, between periods primarily due to a $540 million, or 6%, increase in average gas plant in service between periods, the impact of which was offset by reduced amounts ($6.2 million) associated with the return/recovery of regulatory account balances, compared to the first nine months of 2021. The increase in plant was attributable to pipeline reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of the customer information system, which occurred in May 2021.
Taxes other than income taxes increased $2.3 million, or 4%, between periods primarily due to an increase in property taxes in Nevada and California.
Other income (deductions) improved $4.5 million overall between periods. The current period reflects an $8.7 million decline in COLI policy cash surrender values, while the prior-year period reflected $5.8 million in income from the combined effects of an increase in values and recognized death benefits. Offsetting these impacts were non-service cost components of employee pension and other postretirement benefits, which decreased $10 million between periods, and interest income, which increased $7 million between periods due to the increased receivable position of the PGA mechanisms. Additionally, a gain of $1.5 million was recognized on the sale of non-regulated property in the first quarter of 2022.
Net interest deductions increased $13.4 million between periods, primarily due to higher interest associated with $300 million of Senior Notes issued in August 2021, $600 million of Senior Notes issued in March 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021
Regulated operations revenues	$1,809,639	$1,445,066
Net cost of gas sold	678,896	374,449
Operating margin	1,130,743	1,070,617
Operations and maintenance expense	478,554	431,795
Depreciation and amortization	258,144	249,118
Taxes other than income taxes	82,652	76,087
Operating income	311,393	313,617
Other income (deductions)	(97)	(545)
Net interest deductions	110,957	97,259
Income before income taxes	200,339	215,813
Income tax expense	28,458	33,679
Contribution to consolidated results	$171,881	$182,134
Contribution to consolidated net income from natural gas distribution operations decreased $10 million between the twelve-month periods ended September 2022 and 2021. The decline was due primarily to increases in Operations and maintenance expense, Depreciation and amortization, Taxes other than income taxes, and Net interest deductions, offset by an increase in Operating margin and a reduction to Income tax expense.
Operating margin increased $60 million between periods. Customer growth provided $16 million, and combined rate relief provided $29 million of incremental operating margin. Also contributing to the increase were customer late fees that were $5.8 million greater in the current period due to lifting the earlier moratorium on such fees in all jurisdictions. Approved VSP and COYL revenue in Arizona also contributed to the improvement between periods ($17.5 million). Offsetting these increases were lower recoveries associated with regulatory account balances ($6 million), which is mitigated by a comparable decrease in amortization expense between periods (discussed below).
Operations and maintenance expense increased $47 million between periods. In addition to general inflationary impacts, specific increases include temporary/contractor services for customer and technology support services ($7.9 million), employee labor and related pension and benefit costs ($17.8 million), contractor costs for pipeline integrity, reliability, and engineering services, some of which were event driven ($8.3 million), an increase in the reserve for customer accounts deemed uncollectible ($4.7 million), and higher legal and claim-related costs ($3 million). The prior year expense levels were uncharacteristically low due to COVID-period reduced training/travel and other cost savings.
Depreciation and amortization expense increased $9 million, or 4%, between periods primarily due to a $546 million, or 6%, increase in average gas plant in service since the corresponding period in the prior year, offset by a reduction ($6 million) in amortization of regulatory account balances, as discussed in regard to Operating margin above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure, as well as the implementation of a new customer information system placed into production in the second quarter of 2021.
Taxes other than income taxes increased $6.6 million between periods primarily due to an increase in property taxes in Arizona, and to a lesser extent, in California and Nevada.
Other income increased $448,000 between the twelve-month periods of 2022 and 2021. The current-period reflects a $5.7 million decline in COLI policy cash surrender values, compared to the twelve months ended September 30, 2021, which reflected an increase in values of $14 million including net death benefits. Offsetting these impacts were non-service cost components of employee pension and other postretirement benefit costs, which were $11.5 million lower between periods, and interest income, which increased $8 million between periods.
Net interest deductions increased $14 million between periods primarily due to increased interest associated with $300 million of Senior Notes issued in August 2021 and, to a lesser extent, $600 million of Senior Notes issued in March 2022.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Income tax expense decreased $5.2 million between the twelve-month periods ended September 30, 2022 and 2021, primarily due to a reduction in pre-tax book income, amortization of excess accumulated deferred income taxes (“EADIT”) ($2.3 million), and changes in Arizona and California state apportionment percentages of $3.1 million. Income tax expense in both periods reflects that COLI results are recognized without tax consequences.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$758,466	$632,848
Operating expenses:
Utility infrastructure services expenses	680,135	567,270
Depreciation and amortization	39,811	30,021
Operating income	38,520	35,557
Other income (deductions)	(110)	1,175
Net interest deductions	16,608	6,257
Income before income taxes	21,802	30,475
Income tax expense	6,466	9,653
Net income	15,336	20,822
Net income attributable to noncontrolling interests	991	2,282
Contribution to consolidated results	$14,345	$18,540
Utility infrastructure services revenues increased $125.6 million in the third quarter of 2022 when compared to the prior-year quarter, including an increase of $89 million from Riggs Distler, which was acquired on August 27, 2021. Revenues from electric infrastructure services increased $33.8 million in the third quarter of 2022 when compared to the prior-year quarter, of which $27.9 million was recorded by Riggs Distler. Included in electric infrastructure services revenues in the third quarter of 2022 was $17.5 million from emergency restoration services performed by Linetec, Riggs Distler, and National Powerline following storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, compared to $45.7 million in the prior year period. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The current quarter increase also includes approximately $74.6 million in gas infrastructure services revenues, including $14 million recorded by Riggs Distler, primarily from increased volumes under master service agreements. Work mix and volume were otherwise negatively impacted during the current quarter due to certain customers’ supply chain challenges in procuring necessary materials.
Utility infrastructure services expenses increased $112.9 million in the third quarter of 2022 when compared to the prior-year quarter, including increases of $83.8 million incurred by Riggs Distler in 2022 when compared to the prior-year quarter, and incremental costs related to the higher volume of work otherwise. Changes in mix of work, including lower volumes of storm related activities, and inflation led to higher input costs, including fuel and subcontractor expenses, as well as increased project related travel and equipment rental costs incurred by the electric infrastructure business. Fuel costs alone increased $9.5 million in the current quarter, including $1.6 million incurred by Riggs Distler. A loss of $5.7 million was incurred on a gas infrastructure bid project during the current quarter due to higher costs than anticipated. This project is anticipated to reach substantial completion by the end of 2022, and additional compensation is being pursued with the customer. Increased project-related travel expenses of $4.5 million were incurred during the period. Also included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $18 million between quarters, primarily due to acquisition costs of $13 million incurred in the prior year quarter in connection with the acquisition of Riggs Distler in addition to lower incentive compensation incurred during the current quarter. Gains on sale of equipment in the third quarter of 2022 and 2021 (reflected as an offset to Utility infrastructure services expenses) were approximately $1.7 million and $1.3 million, respectively.
Depreciation and amortization expense increased $9.8 million between quarters, of which $8.7 million was recorded by Riggs Distler. The remaining increase was attributable to equipment purchased to support the growing volume of infrastructure work.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

The increase in Net interest deductions of $10.4 million was primarily due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler, in addition to higher interest rates on outstanding variable-rate borrowings.
Income tax expense decreased $3.2 million between quarters, primarily due to reduced profitability in 2022.
Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$1,988,433	$1,525,448
Operating expenses:
Utility infrastructure services expenses	1,829,560	1,381,524
Depreciation and amortization	116,286	79,982
Operating income	42,587	63,942
Other income (deductions)	(743)	927
Net interest deductions	40,337	9,511
Income before income taxes	1,507	55,358
Income tax expense (benefit)	3,350	17,372
Net income (loss)	(1,843)	37,986
Net income attributable to noncontrolling interest	2,557	5,189
Contribution to consolidated results	$(4,400)	$32,797
Utility infrastructure services revenues increased $463 million in the first nine months of 2022 when compared to the same period in the prior year, including an increase of $353.2 million recorded by Riggs Distler, which was acquired on August 27, 2021 . Revenues from electric infrastructure services increased $203.9 million in 2022 when compared to the prior year, of which $163.2 million was recorded by Riggs Distler. Included in electric infrastructure services revenues overall during the first nine months of 2022 was $36.5 million from emergency restoration services performed by Linetec, Riggs Distler, and National Powerline following storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, compared to $57.9 million in the first nine months of the prior year. The current year increase also includes approximately $185.5 million in gas infrastructure services revenues, including $45.4 million recorded by Riggs Distler, primarily from increased volumes under master service agreements. Partially offsetting these improvements were impacts from work mix and volume that were negatively impacted during the first nine months of 2022 due to certain customers’ supply chain challenges in procuring necessary materials.
Utility infrastructure services expenses increased $448 million in the first nine months of 2022 when compared to the same period in the prior year, including increases of $322.9 million incurred by Riggs Distler in 2022, and incremental costs related to the higher volume of work otherwise. Changes in mix of work and inflation led to higher input costs including fuel and subcontractor expenses, as well as increased project-related travel and equipment rental costs incurred by the electric infrastructure business. Fuel costs increased $27.6 million in the current year, including $6.4 million incurred by Riggs Distler. Increased project-related travel expenses of $10.4 million were incurred during the current year. Also included in total Utility infrastructure services expenses were general and administrative costs, which decreased $5.6 million in 2022 compared to 2021, primarily attributable to $13.8 million incurred in the prior year period in connection with the acquisition of Riggs Distler, in addition to lower incentive compensation costs in the current year, partially offset by increased general and administrative costs incurred by Riggs Distler of $8.8 million. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $3.7 million and $5.4 million in the nine-month periods in 2022 and 2021, respectively.
Depreciation and amortization expense increased $36.3 million between periods, of which $34.2 million was recorded by Riggs Distler in 2022. The remaining increase was attributable to equipment purchased to support the growing volume of infrastructure work overall.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

The increase in Net interest deductions of $30.8 million during the first nine months of 2022 was primarily due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler, in addition to higher interest rates on outstanding variable-rate borrowings.
Income tax decreased $14 million between periods, primarily due to reduced profitability in 2022.
Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2022	2021
Utility infrastructure services revenues	$2,621,646	$2,065,038
Operating expenses:
Utility infrastructure services expenses	2,403,503	1,858,464
Depreciation and amortization	153,947	105,570
Operating income	64,196	101,004
Other income (deductions)	(603)	827
Net interest deductions	51,825	11,642
Income before income taxes	11,768	90,189
Income tax expense	4,754	26,785
Net income	7,014	63,404
Net income attributable to noncontrolling interests	3,791	6,681
Contribution to consolidated results	$3,223	$56,723
Utility infrastructure services revenues increased $556.6 million in the current twelve-month period compared to the corresponding period of 2021, including $467.5 million of increases recorded by Riggs Distler, which was acquired on August 27, 2021. Revenues from electric infrastructure services increased $253.2 million in 2022 when compared to the prior twelve-month period, of which $237.1 million was recorded by Riggs Distler. Included in the electric infrastructure revenues during the twelve-month period of 2022 was $43.9 million from emergency restoration services performed by Linetec, Riggs Distler, and National Powerline, following hurricane, tornado, and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, as compared to $83.5 million in similar services during the twelve-month period of 2021. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements, partially offset by reduced work with a significant customer during the twelve-month period ending September 30, 2022 (totaling $30 million), due to the mix of projects under its multi-year capital spending program. Work mix and volume were otherwise negatively impacted during the current twelve-month period due to certain customers’ supply chain challenges in procuring necessary materials.
Utility infrastructure services expenses increased $545 million between periods. The increase overall includes $425.3 million incurred by Riggs Distler subsequent to the acquisition, as well as incremental costs related to electric infrastructure services work and costs necessary for the completion of additional gas infrastructure work. Higher fuel costs, equipment rental expense, and subcontractor expenses were also incurred due to inflation, the mix of work, and in support of growth in our electric infrastructure business. Expenses in relation to revenues, and therefore, profit margins, can be impacted by inefficiencies from equipment and facility utilization and under-absorption of other fixed costs, which occurred due to the reduced work from the noted large customer and lower revenues from emergency restoration services as noted above. Also included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $4.8 million between comparative periods, primarily attributable to $14 million incurred in the prior period in connection with the acquisition of Riggs Distler, in addition to lower incentive compensation costs incurred in the current year; these were partially offset by higher other general and administrative costs incurred by Riggs Distler of $14.8 million in the current period. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $5.3 million and $6.6 million for the twelve-month periods of 2022 and 2021, respectively.
Depreciation and amortization expense increased $48.4 million between the current and prior-year twelve-month periods, of which $46.3 million relates to Riggs Distler.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Net interest deductions increased $40.2 million between periods due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility in conjunction with the acquisition of Riggs Distler, in addition to higher interest rates on outstanding variable-rate borrowings.
Income tax expense decreased $22 million between periods, primarily due to reduced profitability in 2022.
Results of Pipeline and Storage
Quarterly and Nine-Month Analysis

	Three Months Ended September 30,	Nine Months Ended September 30,
(Thousands of dollars)	2022
Regulated operations revenues	$63,178	$192,259
Operating expenses:
Net cost of gas sold	550	3,553
Operations and maintenance expense	25,198	74,251
Depreciation and amortization	12,732	38,869
Taxes other than income taxes	2,663	8,335
Operating income	22,035	67,251
Other income (deductions)	353	1,691
Net interest deductions	4,553	13,449
Income before income taxes	17,835	55,493
Income tax expense	5,515	11,167
Contribution to consolidated results	$12,320	$44,326
Operating results for the Pipeline and Storage segment included rate-regulated transmission and subscription storage revenues of $59.3 million and $179 million during the three- and nine-months ended September 30, 2022. Operating expenses include $5.7 million and $18.9 million, during the three- and nine-month periods, respectively, ended September 30, 2022, related to integrating MountainWest, including employee retention payments incurred. Additional integration costs will be incurred in future periods until integration efforts are completed.
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
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service changes (including the cost of natural gas purchased), and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable service to customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. In December 2021, Southwest filed a general rate case application proposing a revenue increase of approximately $90.7 million. Although updated rates related to the previous rate case became effective in January 2021, the most significant driver for the December 2021 request was the necessity to reflect in rates the substantial capital investments that have been made since the end of the test year in the previous case, including the customer information system implemented

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

in May 2021. The filing was based on a test year ended August 31, 2021 and proposed a return on common equity of 9.90% relative to a target equity ratio of 51%. Southwest also proposed a twelve-month post-test year adjustment to reflect otherwise non-revenue producing plant in service as of August 31, 2022 and certain expense adjustments. Recovery (over three years) of the approximately $12 million related to the outstanding deferral balance associated with the LNG facility (see below) was included in the request, along with the approximate $2.1 million (also over three years) in late payment charges that were suppressed from customer accounts during the COVID-19 pandemic. A request to continue the Delivery Charge Adjustment (“DCA”), Southwest’s full-revenue decoupling mechanism, was also included, while no changes to Southwest’s existing rate design are proposed.
At a hearing held in September 2022, Southwest, the Utilities Division Staff (the “Staff”), and the Residential Utility Consumer Office jointly stipulated to several issues, including a target capital structure consisting of 50% equity and 50% debt; a 9.30% return on equity; and foregoing recovery of the requested COVID-19 moratorium waived late fees, as well as an acquisition premium related to the recent Graham County acquisition. Among the uncontested issues identified prior to the hearing were the continuation of the DCA mechanism, the continuation of the existing rate design, and Southwest’s alternate property tax expense calculation, reflecting actual incurred property tax expense in 2021, instead of a pro-forma adjustment reflecting forecasted property tax expense. Although these issues were resolved amongst the parties, these and other items in the case are still subject to the Administrative Law Judge’s recommended order and opinion that will be considered by the ACC. A decision and resulting new rates are anticipated in the first quarter 2023.
Delivery Charge Adjustment. The DCA is filed each April, which along with other reporting requirements, contemplates a rate to recover the over- or under-collected margin tracker (decoupling mechanism) balance. An April 2022 request proposed a rate to return $10.5 million, the over-collected balance existing at the end of the first quarter 2022, which was approved effective July 1, 2022.
Tax Reform. In the most recently concluded Arizona general rate proceeding, a Tax Expense Adjustor Mechanism (“TEAM”) was approved to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT (including that which resulted from 2017 U.S. federal tax reform) compared to the amount authorized in the most recently concluded rate case. In December 2021, Southwest filed its inaugural TEAM rate application, which proposed an approximate $4.7 million refund, comprised of an approximate $9 million decrease in revenue requirement offset by an under-collected balance of approximately $4.3 million. Staff issued a proposed order supporting the TEAM credit, which was approved by the ACC with rates effective November 1, 2022.
Liquefied Natural Gas (“LNG”) Facility. In 2014, Southwest sought ACC preapproval to construct, operate, and maintain a 233,000 dekatherm LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility related to natural gas deliveries in the southern Arizona area by providing a local storage option, connecting directly to Southwest’s distribution system. Southwest was ultimately granted approval for construction and deferral of costs. The facility was placed in service in December 2019. The capital costs and the operating expenses associated with plant operation were approved and considered as part of Southwest’s previous general rate case. Approximately $12 million in costs, incurred following the in-service date of the facility and after the period considered as part of the previous general rate case, were deferred as part of the previously authorized regulatory asset account, and are included for consideration in the current general rate case application.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue from 2019 and 2020 (collectively, $13.7 million) over a one-year period. Such amounts related to plant investments that were made in advance of those periods. In November 2021, the ACC approved full recovery within the proposed timeline, the rate for which was implemented the same month. In a February 2022 filing, Southwest requested and received approval to increase its surcharge revenue by $3.4 million to recover the revenue requirement associated with investments made since August 2020 and through calendar year 2021. The rate was implemented in June 2022. A decrease in the COYL rate will become effective in November 2022 to reflect the expiration of the collection period associated with the 2019 and 2020 COYL program revenue referred to above. Recovery of the remaining investments is ongoing.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

2021, the ACC approved full recovery over the proposed three-year timeline with updated rates which became effective in March 2022.
Graham County Utilities. In April 2021, Southwest and Graham County Utilities, Inc. (“GCU”) filed a joint application with the ACC for approval to transfer assets of GCU to Southwest and extend Southwest’s Certificate of Public Convenience and Necessity to serve the more than 5,000 associated customers, for a purchase price of $3.5 million. Approval of the application by the ACC was received in December 2021, with final transfer in mid-January 2022. Former GCU customers continue to be served under existing GCU rates until such time as they are rolled into Southwest’s rates, which is proposed to take place in conjunction with the effective date of rates resulting from the currently pending Arizona general rate case. Resolution is expected in the first quarter of 2023. See also Arizona General Rate Case above and the discussion of stipulation by the parties to the pending case in regard to GCU.
California Jurisdiction
California General Rate Case. Southwest’s most recent general rate case was concluded following an agreement in principle with the Public Advocate’s Office, which was unanimously approved by the CPUC on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% return on common equity, relative to a 52% equity ratio. Approximately $4 million of the original proposed increase was associated with a North Lake Tahoe project that would not ultimately be completed by the beginning of 2021; consequently, the parties agreed to provide for recovery of the cost of service impacts of the project through the annual attrition filing. The rate case decision maintains Southwest’s existing 2.75% annual attrition adjustments and the continuation of the pension balancing account. It also includes cumulative expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of a school COYL replacement, meter protection, and pipe replacement programs. New rates were ultimately implemented April 1, 2021, with Southwest permitted to establish a general rate case memorandum account to track the impacts of a delay in the implementation of new rates (between January 1, 2021 and the date rates were implementation) for purposes of later recovery.
Attrition Filing. Following the 2021 implementation of rates approved as part of the general rate case, Southwest is also authorized to continue annual Post Test Year (“PTY”) attrition increases of 2.75%, the first of which began in January 2022.
Customer Data Modernization Initiative (“CDMI”). In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest-bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications related to the multi-year project (including a new customer information system, ultimately implemented in May 2021). Effective October 2019, the CPUC granted a memorandum account, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI (initially estimated at $19 million). The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, and updated multiple times since, including in January 2022. This rate is expected to be updated at least annually.
Carbon Offset Program. In March 2022, Southwest filed an application to seek approval to offer a voluntary program to California customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a two-way balancing account to track program-related costs and revenues was included as part of the application. The CPUC issued Decision 22-09-010 dismissing Southwest’s application without prejudice. Southwest intends to file a new application in the fourth quarter 2022 addressing the concerns raised by third parties, which included a request to demonstrate that purchased offsets would result in GHG emissions reductions.
Building Decarbonization. CPUC Decision 22-09-026 was issued regarding the elimination of gas line extension monetary allowances, a 10-year refundable payment option, and the 50% discount payment option for both residential and non-residential customers of all gas utilities. This applies to new applications for gas line extensions submitted on or after July 1, 2023. Although this decision eliminates the various allowances related to line extensions, it does not preclude extending natural gas service to customers.
Residential Disconnection Protections. Decision 22-08-037 was issued by the CPUC establishing disconnection protections for residential customers of small and multi-jurisdictional utilities, including Southwest. A similar decision was adopted for four large California utilities in 2020. This decision prohibits the utility from assessing credit deposits for residential customers establishing or re-establishing service and prohibits the assessment of reconnection fees for residential customers among other provisions. The decision, however, also provides authorization to establish a two-way balancing account to track residential uncollectible charges for future recovery in a general rate case subject to relevant cap.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recently concluded Nevada general rate case in August 2021, which was further updated by a certification filing in December 2021. The request proposed a combined revenue increase of approximately $28.7 million (as of the certification date); the most significant driver for which was the substantial capital investments that were made since the end of the test year in the previous case, including the customer information system that was implemented in May 2021. The filing included a proposed return on common equity of 9.90% with a target equity ratio of 51%; recovery of approximately $6.6 million in previously deferred late payment charges related to a regulatory asset associated with COVID-19; and continuation of full revenue decoupling under the General Revenues Adjustment (“GRA”) mechanism. On February 7, 2022, the parties filed a stipulation with the PUCN, providing for a statewide revenue increase of $14.05 million, a return on common equity of 9.40% relative to a 50% target equity ratio, and continuation of Southwest’s full revenue decoupling mechanism. The stipulation was approved by the PUCN, and new rates became effective April 1, 2022. The PUCN’s order did not include recovery of the approximate $6.6 million in deferred late payment charges related to a regulatory asset associated with COVID-19, which had previously been reserved.
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s most recent general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2021 related to balances as of September 30, 2021. New rates related to that filing became effective July 1, 2022. The next ARA filing will be made in November 2022 related to balances as of September 2022, with new rates expected to become effective July 1, 2023. While there is no impact to net income overall from adjustments to recovery rates associated with the related regulatory balances, operating cash flows are impacted by such changes.
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
In cases where preapproval of projects has been requested and granted, a GIR rate application has been separately filed to reset the GIR recovery surcharge rate related to previously approved and completed projects. On September 27, 2022, Southwest filed its latest rate application to reset the recovery surcharge in January 2023 to include cumulative deferrals through August 31, 2022. However, in November 2022, Southwest reached a settlement with parties (stipulation expected to be filed the same month) to discontinue the GIR, with no further ratemaking following the current year. An immaterial GIR balance existed as of September 30, 2022. Commission approval of the stipulation is anticipated to be received in December 2022.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its November 2021 ARA filing, Southwest proposed annualized margin decreases of $574,000 and $434,700 for southern and northern Nevada, respectively, which became effective in July 2022. Separately, in May 2022, Southwest filed an application seeking approval of its annual Conservation and Energy Efficiency Plan Report for 2021, with no proposed modifications to the previously approved $1.3 million annual budget for years 2022-2024. The parties reached a stipulation that was approved by the PUCN in July 2022.
Expansion and Economic Development Legislation. In January 2016, final regulations were approved by the PUCN associated with legislation (“SB 151”) previously introduced and signed into law in Nevada. The legislation authorized natural gas utilities to expand their infrastructure to provide service to unserved and underserved areas in Nevada.
In November 2017, Southwest filed for preapproval of a project to extend service to Mesquite, Nevada, in accordance with the SB 151 regulations. Ultimately, the PUCN issued an order approving Southwest’s proposal for the expansion, and Southwest provides periodic updates and adjusts the rates to recover the revenue requirement associated with the investments to serve customers as part of Southwest’s ARA filings and rate case proceedings. As of September 2022, more than 42 miles of natural gas infrastructure have been installed throughout the Mesquite expansion area.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

In June 2019, Southwest filed for preapproval to construct the infrastructure necessary to expand natural gas service to Spring Creek, near Elko, Nevada, and to implement a cost recovery methodology to recover the associated revenue requirement consistent with the SB 151 regulations. The expansion facilities consist of a high-pressure approach main and associated regulator stations, an interior backbone, and an extension of the distribution system from the interior backbone. The total capital investment was estimated to be $61.9 million. A stipulation was reached with the parties and approved by the PUCN in December 2019, including a rate recovery allocation amongst northern Nevada, Elko, and Spring Creek expansion customers. Construction began in the third quarter of 2020, and service commenced to the first Spring Creek customers in December 2020. As of September 2022, approximately 48 miles of natural gas infrastructure have been installed throughout the Spring Creek expansion area, and is anticipated to be completed in 2026.
Carbon Offset Program. In June 2021, Southwest filed an application seeking approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to reduce their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. The parties reached a stipulation that was approved by the PUCN in December 2021 approving Southwest’s proposal. The program is offered for customer participation starting in the fourth quarter of 2022.
FERC Jurisdiction
Great Basin General Rate Case. In 2020, Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, reached an agreement in principle with the FERC Staff providing that its three largest transportation customers and all storage customers would be required to have primary service agreement terms of at least five years, that term-differentiated rates would continue generally, and included a 9.90% pre-tax rate of return. Interim rates were made effective February 2020. As part of the settlement, Great Basin will file a rate case no later than May 31, 2025.
MountainWest Overthrust Pipeline. On September 22, 2022 the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates currently charged by MountainWest Overthrust Pipeline, LLC (“Overthrust Pipeline”) are just and reasonable and setting the matter for hearing. The FERC directed Overthrust Pipeline to file a cost and revenue study by December 6, 2022. Provided Overthrust Pipeline does not settle the matter earlier, a hearing would be held on July 18, 2023, an initial decision from the FERC administrative law judge would be due October 31, 2023, and an order from the FERC would be expected in mid to late 2024. Any rate impact from this proceeding would be applied prospectively following the FERC’s order.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of September 30, 2022, under-collections in each of Southwest’s service territories resulted in an asset of $381 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	September 30, 2022	December 31, 2021	September 30, 2021
Arizona	$269,811	$214,387	$191,907
Northern Nevada	15,619	12,632	4,924
Southern Nevada	94,707	55,967	38,964
California	1,214	8,159	5,032
	$381,351	$291,145	$240,827
Not included in the PGA balances table above are $3.7 million at September 30, 2022 and $5.7 million at December 31, 2021 in deferred purchased gas cost liabilities for MountainWest.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. The Company, in executing on its plans to fund the MountainWest acquisition, initially funded the transaction through short-term borrowings, which was expected to be refinanced through a multi-pronged permanent financing plan, some of which was executed during the first quarter of 2022 as the Company used $452 million in net proceeds from its underwritten offering of common stock to repay a portion of such short-term borrowings. The term loan for the MountainWest acquisition was amended in September 2022 to extend the maturity date to December 2023. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained following the acquisition.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities increased $252 million in the first nine months of 2022 as compared to the same period of 2021. The improvement in cash flows primarily resulted from the change in purchased gas costs, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. The prior period also included a $50 million discretionary supplemental contribution to the noncontributory qualified retirement plan (reflected as a change in other liabilities and deferred credits). Other impacts include changes in components of working capital overall.
The corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the nine- and twelve-month periods ended September 30, 2022 include outlays related to shareholder activism and the Strategic Review, in addition to outlays related to expenditures/financing costs for the MountainWest acquisition.
Investing Cash Flows. Cash used in consolidated investing activities decreased $710 million in the first nine months of 2022 as compared to the same period of 2021. The change was primarily due to Centuri’s acquisition of Riggs Distler in 2021 (see Note 8 - Business Acquisitions). The overall decrease was offset by an increase in capital expenditures in both the natural gas distribution and utility infrastructure services segments. The current period also included a post-closing payment of $18.8 million in association with the Mountain West acquisition.
Financing Cash Flows. Net cash provided by consolidated financing activities decreased $1.1 billion in the first nine months of 2022 as compared to the same period of 2021. The change was primarily due to borrowings associated with Centuri’s acquisition of Riggs Distler in 2021. The agreement provided for a $1.145 billion secured term loan facility and a $400 million secured revolving credit facility, which in addition to funding the Riggs Distler acquisition, refinanced Centuri’s previous $590 million loan facility.
Additionally contributing to the change were borrowings by Southwest, including the March 2021 Term Loan to initially finance a gas cost runup caused by the 2021 freeze event in and around the central U.S. due to Winter Storm Uri and the August 2021 issuance of $300 million in notes, as well as borrowings under the Company’s credit facility, offset by repayment of amounts under Southwest’s facility in 2021; by comparison, in the first nine months of 2022, financing activities were largely undertaken in concert with reductions in other borrowings. The Company reduced its 364-day Term Loan facility (utilized to finance the MountainWest acquisition) through net proceeds of $452 million from the issuance of common stock in an underwritten public offering in the current year. Proceeds from other equity issuances by the holding company were nominal in 2022 (and those in 2021 were contributed to Southwest). Furthermore, while debt proceeds were received by Southwest’s March 2022 issuance of $600 million in notes, it also redeemed, in February 2022, $25 million 7.78% series Medium-term notes then maturing, as well as $250 million in notes maturing in April 2022. Southwest also repaid (during 2022) $25 million of amounts outstanding on the March 2021 Term Loan utilized to finance the gas cost runup in 2021, and paid down the balance existing at the time under its credit facility. The Company had higher borrowings under its credit facility in the current period given its expenditures for shareholder activism and settlement activities, along with the Strategic Review. Centuri’s line of credit and term loan facility borrowings during the first nine months of 2021 exceeded amounts in the current period. Dividends paid in 2022 were higher than during the comparative period in 2021.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $214 million in the first nine months of 2022 as compared to the same period of 2021. The improvement in operating cash flows was primarily attributable to the impacts related to deferred purchased gas costs (described above), as well as to other working capital changes. Gas costs incurred were higher in both periods compared to earlier recent historical periods, and while gas costs incurred in the first nine months of 2022 were higher than during 2021, collections from customers in the 2022 period were substantially higher than collections during the nine-month period of 2021, which includes the effects of when gas costs are incorporated into customer rates.
Investing Cash Flows. Cash used in investing activities increased $56 million in the first nine months of 2022 as compared to the same period of 2021. The change was primarily due to increases in capital expenditures in 2022, partly offset by an increase in collection of customer advances for construction as compared to the same period in the prior year. See also Gas Segment Construction Expenditures and Financing below.
Financing Cash Flows. Net cash provided by financing activities decreased $253 million in the first nine months of 2022 as compared to the same period of 2021. The decline was primarily due to the impacts cited above, including that the 2021 period included proceeds to finance gas purchases during Winter Storm Uri; by comparison, in 2022, financing proceeds were utilized to repay other amounts due. As indicated, Southwest issued $600 million in notes in the first quarter of 2022, and paid down amounts then outstanding under its credit facility and redeemed $250 million in notes maturing in April 2022. Southwest also redeemed $25 million 7.78% series Medium-term notes that matured in February 2022, and $25 million of amounts outstanding under the March 2021 Term Loan used to fund increased gas purchased costs during the 2021 freeze event. It also borrowed additional amounts under its credit facility during 2022 (after having paid down amounts earlier in the year), whereas it repaid amounts in 2021. However, during the first nine months of 2021, Southwest issued $300 million in notes. See Note 5 – Debt. Furthermore, parent capital contributions from equity issuances in 2021 have not recurred in 2022, while dividends paid to the parent holding company were higher in the current period.
Gas Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended September 30, 2022, construction expenditures for the natural gas distribution segment were $672 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures represented costs associated with the replacement of existing transmission, distribution, and general plant to fortify system integrity and reliability.
Management estimates natural gas segment construction expenditures during the five-year period ending December 31, 2026 will be approximately $2.5 billion to $3.5 billion. Of this amount, approximately $650 million to $675 million is expected to be incurred during calendar year 2022. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period, cash flows from operating activities of Southwest are expected to provide approximately 69% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. As of September 30, 2022, Southwest had the March 2021 Term Loan with an outstanding balance of $225 million, due in March 2023. Any additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2022, the combined balance in the PGA accounts totaled an under-collection of $381 million. See PGA Filings for more information.
In March 2022, Southwest amended the $250 million March 2021 Term Loan, extending the maturity date to March 21, 2023. As noted above, the proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021 caused by extreme weather conditions in the central U.S. The March 2021 Term Loan was extended as a result of the current gas cost environment and management’s funding plans for purchases. At September 30, 2022, there was $225 million outstanding under the March 2021 Term Loan.
In March 2022, Southwest issued $600 million aggregate principal amount of 4.05% Senior Notes at a discount of 0.65%. The notes will mature in March 2032. Southwest used the net proceeds to redeem $250 million 3.875% notes due in April 2022 and to repay outstanding amounts under its credit facility, with the remaining net proceeds used for general corporate purposes.
Southwest has a credit facility, with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first nine months of 2022 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first nine months of 2022 was $85 million. As of September 30, 2022, $138 million was outstanding on the long-term portion of this credit facility and none was outstanding on the short-term portion. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. As indicated, any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program during 2022 will be designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2022, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at September 30, 2022 totaled $2.6 billion. The maximum amount outstanding on the combined facility during the first nine months of 2022 was $1.2 billion. As of September 30, 2022, $151 million was outstanding on the revolving credit facility, in addition to $1.009 billion that was outstanding on the term loan portion of the facility. Also at September 30, 2022, there was approximately $186 million, net of letters of credit, available for borrowing under the line of credit.
On November 4, 2022, Centuri amended the financial covenants of the revolving credit facility to increase the maximum total net leverage ratio during the period from December 31, 2022 through December 31, 2023. The Credit Facility Amendment also transitioned the interest rate benchmark for the revolving credit facility from LIBOR to SOFR. The applicable margin for the revolving credit facility now ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for CDOR and “base rate” loans, depending on Centuri’s total net leverage ratio. Further, the Credit Facility Amendment increases a letter of credit sub-facility from $100 million to $125 million. The Credit Facility Amendment did not modify any terms of the term loan facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $200 million that expires in December 2026. This facility is intended for short-term financing needs. At September 30, 2022, $156 million was outstanding under this facility.
In November 2021, the Company entered into a $1.6 billion delayed-draw Term Loan Facility that was funded on December 31, 2021 in connection with the acquisition of MountainWest. In March 2022, the Company used net proceeds from the issuance of common stock (see below) to repay a portion of borrowings under the Term Loan Facility. On September 26, 2022 (the “Amendment Date”), the Company entered into Amendment No. 1 to the Term Loan Facility. The Amendment, among other things, (1) extended the maturity date of the Term Loan to December 30, 2023, and (2) replaced LIBOR interest rate benchmarks with SOFR interest rate benchmarks. There was $1.15 billion outstanding under this Term Loan Facility as of September 30, 2022. As part of the Amendment, the Company paid a non-refundable upfront fee in an amount equal to 0.10% of the aggregate principal amount outstanding as of the Amendment Date, and will pay additional fees based on any principal balance outstanding on March 31, 2023, June 30, 2023, and September 30, 2023 of 0.10%, 0.15%, and 0.20%, respectively. Management intends to pay off the remainder of the Term Loan Facility through the issuance of long-term debt or equity securities or using the proceeds from a sale of MountainWest and/or Centuri. Management maintains the discretion to seek alternative sources, and can provide no assurances as to its ability to refinance this obligation with the intended method or on attractive terms.
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
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) the same month. There was no activity under this multi-year program during the third quarter of 2022. Net proceeds from the sales of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, Term Loan or future credit facilities), and to provide for working capital. The Company had approximately $341.8 million available under the program as of September 30, 2022. See Note 4 – Common Stock for more information.
Interest rates for Centuri’s term loan contain LIBOR-based rates. Certain LIBOR-based rates were discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of September 30, 2022, the Company had $1.009 billion in aggregate outstanding borrowings under Centuri’s term loan facility. In order to mitigate the impact of a LIBOR discontinuance on the Company’s financial condition and results of operations, management will monitor developments and work with lenders, where relevant, to determine the appropriate replacement/alternative reference rate for variable rate debt. At this time the Company can provide no assurances as to the impact a LIBOR discontinuance will have on its financial condition or results of operations. Any alternative rate may be less predictable or less attractive than LIBOR.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

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
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, the impacts of COVID-19 including that which may result from a continued or resumed restriction by government officials or otherwise, including impacts on employment in our territories, impacts related to supply chains, the health impacts to our customers and employees due to the virus or virus variants or efficacy of vaccines, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection in any or all jurisdictions, the ability of the infrastructure services business to resume or continue work with all customers and the impact of a delay or termination of work as a result thereof, the impacts of future restrictions placed on our business by government regulation or otherwise, the impact of a resurgence of the virus or its variants, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from the pandemic or otherwise, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas or alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, including the MountainWest Overthrust Section 5 rate case before the FERC, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices and prices, impacts of inflation, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness with or without a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings or those planned (including accretion within the first twelve months or other periods) and future acquisition-related costs, the timing and magnitude of costs necessary to integrate and stand up newly acquired operations, administration, and systems, and the ability to complete stand-up for MountainWest prior to the expiration of the transition services agreement, the ability to attract, hire, and maintain necessary staff and management for our collective operations, impacts of changes in value of any redeemable noncontrolling interest if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest), the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or otherwise, delays in commissioning individual projects, acquisitions and divestitures and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activity or other strategic endeavors, impacts by divestiture or otherwise in the event the fair value of one or more reporting units/segments, components thereof, or other assets, are below their carrying values, the impact on our stock price, costs, or businesses from agreements,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

actions or disruptions related to significant shareholders and costs related thereto, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2021, and as updated in quarterly reports, including in association with this Quarterly Report on Form 10-Q.
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
Based on the most recent evaluation, as of September 30, 2022, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2022 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A. Described below is a risk factor that we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. This risk factor supplements, and does not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed March 1, 2022 and our Quarterly Reports on Form 10-Q filed May 10, 2022 and August 9, 2022.
Operational Risks
Certain of our costs, such as operating expenses (including labor, fuel, and materials) at Southwest, Centuri, and MountainWest, and interest and general and administrative expenses at all three segments and the Company could be adversely impacted by periods of heightened inflation, which could have an adverse impact on our results of operations.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

In recent months, the consumer price index has increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and recent global events, such as the volatility in prices of oil and natural gas, and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. In addition, during periods of rising inflation, variable interest rates and the interest rates of any debt securities we, Southwest, MountainWest, or Centuri issue will likely be higher than more recent debt issuances, which will further tend to reduce returns to our stockholders. A sustained or further increase in inflation could have a material adverse impact on our operating expenses incurred in connection with, among others, the cost of natural gas supply, labor, products, and services required for operations, maintenance and capital improvements at Southwest and MountainWest, and fuel, labor, and materials costs at Centuri, as well as general administrative expenses for all three segments.
With regard to Southwest, rate schedules in each of its service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins but do affect cash flows and can therefore impact the amount of our capital resources. In order to help cope with the effects of inflation on its operations, Southwest may file requests for rate increases to cover the increased cost of purchased gas or other types of expenditures noted above. However, there can be no assurance that Southwest will be able to obtain adequate and timely rate relief to offset the effects of inflation and any non-recovery of costs or regulatory lag will reduce our cash flows and earnings. As a result, during inflationary periods in which the inflation rate exceeds the rate increases applicable to purchased gas, or other types of expenditures, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary to complete projects at Centuri, particularly with respect to fuel, labor, and materials costs discussed above. Centuri is experiencing pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. Centuri has not been able to, and may not be able to, fully adjust its contract pricing to compensate for these cost increases, which has affected, and may continue to affect, Centuri’s profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainty for Centuri’s customers and affect the level of their project activity, which could also adversely affect Centuri’s profitability and cash flows.
As inflation persists, the Federal Reserve has and may continue to raise benchmark interest rates, which likely will cause our borrowing costs to increase over time. As a result of the inflationary factors discussed above affecting the Company, Southwest, MountainWest, and Centuri, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time.
ITEMS 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1	-
Amendment No. 1 to the 364-Day Term Loan Credit Agreement, dated November 1, 2021, with the lenders party thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as Joint Lead Arranger and Joint Bookrunner, and MUFG Bank, Ltd. as Documentation Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 29, 2022, File No. 001-37976.

Exhibit 10.2	-
Letter Agreement by and among Southwest Gas Holdings, Inc. and the Icahn Group, dated August 3, 2022. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 8, 2022. File No. 001-37976.

Exhibit 10.3	-
Amended and Restated Cooperation Agreement, dated as of October 24, 2022, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated October 26, 2022. File No. 001-37976.

Exhibit 10.4#	-	First Amendment to Centuri Credit Facility Agreement

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 9, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 9, 2022

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

