Form 10-K
period 2022-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2023-02-28
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant
Southwest Gas Holdings, Inc.
$5,834,690,207 as of June 30, 2022
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 67,146,347 shares as of February 15, 2023
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2023.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
Annual Report to Stockholders for the Year Ended December 31, 2022 2023 Proxy Statement	Parts I, II, and IV Part III

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
Southwest Gas Holdings, Inc., a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, which either on its own or together with its subsidiaries is referred to herein as the “Company.” Through its wholly owned subsidiaries, Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), and prior to the closing of the MountainWest Sale (as defined below) on February 14, 2023, MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment), the Company operated three business segments: natural gas distribution operations, utility infrastructure services, and pipeline and storage. Following the sale of MountainWest, the Company operates two business segments. Southwest Gas Holdings, Inc. is incorporated in Delaware and Southwest Gas Corporation is incorporated in California.
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell all of the equity interests in MountainWest in an all-cash transaction to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments (collectively, the “MountainWest Sale”). Additionally, the Company determined it will pursue a spin-off of Centuri (“Centuri Spin-Off”) to form a new independent publicly traded utility infrastructure services company. The Centuri Spin-Off together with the MountainWest Sale reflect the “Separation Transactions.” As indicated above, the MountainWest Sale closed on February 14, 2023. As such, limited information with respect to MountainWest is included in this Annual Report on Form 10-K. The Centuri Spin-Off is expected to be completed in the fourth quarter of 2023 or the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. The Centuri Spin-Off will be subject to, among other things, finalization of the transaction structure, final approval by the Board, approval by the Arizona Corporation Commission (the “ACC”), the receipt of a favorable Internal Revenue Service private letter ruling relating to the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the U.S. Securities and Exchange Commission (the “SEC”).
Southwest and its subsidiaries provide regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
MountainWest, which was part of our operations in 2022, but sold in February 2023, owns and operates over 2,000 miles of highly contracted regulated interstate natural gas pipelines and storage facilities in the Rocky Mountain region, providing service in Utah, Wyoming, and Colorado, with non-regulated businesses primarily providing analytical and measurement services, and natural gas gathering. MountainWest’s primary operations are regulated by the Federal Energy Regulatory Commission (the “FERC”), including regulated plant, tariff rates, and services performed. MountainWest’s revenues are primarily derived from reservation charges for firm transportation and storage services as provided for in their FERC-approved tariffs. The profitability of MountainWest’s primary pipeline businesses is dependent on its ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices, and the economy. This variability is separate from that which relates to strategic events, such as post-2021 acquisition integration costs or losses/impairment upon being reclassified as held for sale during the fourth quarter of 2022.
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s electric and gas providers to build and maintain the energy network that powers millions of homes across the United States (“U.S.”) and

Canada. Centuri’s skilled workforce delivers a comprehensive and integrated array of solutions through its primary operating companies: NPL Construction Co. (“NPL”), NPL Canada Ltd. (“NPL Canada”), New England Utility Constructors, Inc. (“Neuco”), Linetec Services, LLC (“Linetec”), and Riggs Distler & Company, Inc. (“Riggs Distler”). Centuri has strategically expanded its geographic reach and service offerings through organic and inorganic growth to better meet diverse customer needs across both electric and gas infrastructure, including growing customer attention to achieving environmental objectives. Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. The availability of customer-provided materials, input costs, nature of specific customer contracts, and timing of incorporation of costs in change orders, if at all, can materially impact results.
Financial information concerning the Company’s business segments is included in Note 13 - Segment Information of the notes to consolidated financial statements, which is included in the 2022 Annual Report to Stockholders and incorporated herein by reference.
Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the SEC’s website at www.sec.gov and the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of the annual report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board of Directors of the Company are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 8360 S. Durango Drive, Las Vegas, NV 89113.

NATURAL GAS DISTRIBUTION
General Description
Southwest is subject to regulation by the ACC, the Public Utilities Commission of Nevada (the “PUCN”), and the California Public Utilities Commission (the “CPUC”). These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the FERC. Centuri, by contrast, is not rate regulated by the state utilities commissions or by the FERC in any of its operating areas.
As of December 31, 2022, Southwest purchased and distributed or transported natural gas to 2,197,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 41,000 new customers during 2022.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2022	85%	4%	11%
2021	85%	4%	11%
2020	85%	3%	12%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 42% of total system throughput in 2022, but represents only 11% of operating margin as shown in the table above. Customers who utilized this service transported 93 million dekatherms in 2022, 95 million dekatherms in 2021, and 98 million dekatherms in 2020.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations due to this seasonality. The decoupled rate mechanisms in place in the three state service territories, as described below, are structured with seasonal variations. Also, earnings for interim, or any, periods can be significantly affected by the timing of general rate relief.
Rates and Regulation
Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Great Basin system are: NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
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

Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings is included in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis (“MD&A”), which is incorporated by reference herein and included within the 2022 Annual Report to Stockholders.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona	General rate case	December 2021	February 2023
California:
Northern, Southern, and South Lake Tahoe	General rate case	August 2019	January 2021
Nevada:
Northern and Southern	General rate case	August 2021	April 2022
FERC:
Great Basin	General rate case	May 2019	February 2020
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its sales customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2022, Southwest acquired natural gas from 36 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2022 Southwest sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction), primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program previously included the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio, most recently, for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives was designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases has been recoverable from customers through the PGA mechanism. For periods beyond October 2020, Southwest has not and does not plan at this time to make fixed-price term purchases broadly in other than California (as set forth above), nor engage in swap transactions for any of its territories.
For the 2022/2023 heating season, firm fixed-price physical commodity purchases ranged from approximately $4.59 to approximately $9.89 per dekatherm. Southwest makes natural gas purchases, not covered by firm fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
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
Southwest currently has no market area storage service availability in its southern Nevada rate jurisdiction; however, in 2022, Southwest began receiving supply area storage services from Spire Storage West that will likely be used for the southern Nevada rate jurisdiction but could also be used to service the northern Nevada or northern California rate jurisdictions, as described below. Southwest generally has limited market area storage services availability for the southern and northern California, northern Nevada, and Arizona rate jurisdictions. The following summarizes Southwest’s access to storage services for those rate jurisdictions.
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
The landscape for national natural gas supply is continuously changing, including impacts related to governmental policies. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas at prices that are competitive with other forms of energy; however, the market price of natural gas has spiked in recent periods as a result of numerous market forces, including historically low storage levels, upstream maintenance events, and cold weather conditions across the central United States in December 2022 and regional pricing dislocation on the west coast in January 2023. In early 2021, winter storms in the central U.S. also led to unprecedented price spikes over a number of days. As a result of this increase in pricing, Southwest has undertaken incremental borrowing in order to fund the higher cost, including recently, when it entered into a $450 million term loan in January 2023 in order to fund increased supply costs. Southwest may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events, or otherwise. Forecasts show that an ample and diverse natural gas supply continues to be available to Southwest’s customers at a competitive price when compared to competing energy forms.
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
Competition
Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment. Southwest interfaces directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of its efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2022, Southwest provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices or policies surrounding electrification could impact Southwest’s ability to retain some of these customers. Reducing fossil fuel use has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, partnering on hydrogen blending innovation, and creating new biogas and renewable natural gas (“RNG”) tariff schedules in Arizona, California, and Nevada. See also “Environmental Matters” below. While certain forms of renewable energy initiatives compete with natural gas, the abundance, low cost, resiliency, and reliability of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term.
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
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions (“GHGs”), such as methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, or decarbonization generally, could have significant impacts on the energy industry in the future. Such new legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas is more environmentally friendly than many other fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While transportation is typically cited as the leading source of carbon dioxide emissions in the U.S., natural gas for residential consumption/use is cited as accounting for less than 6% of total U.S. GHG emissions.

Southwest remains committed to providing customers with safe, reliable, sustainable, and affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of RNG and compressed natural gas (“CNG”) as a transportation fuel. Additionally, Southwest is investigating blending hydrogen into its gas supply. Southwest is not only supporting a regional transportation customer in Nevada with its fleet’s RNG and CNG needs, but Southwest also received favorable cost recovery regarding the conversion of part of its own vehicle fleet to CNG, in support of the state’s GHG emission reduction goals. In recent years, regulatory activity in Arizona, California, and Nevada led to provisions allowing for the development of RNG projects. In addition, proposals were previously made in all three states to allow Southwest to purchase RNG as part of its gas supply portfolio; in the California and Nevada jurisdictions, those proposals have been accepted by regulators or legislative bodies.
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
As part of this program, there are ongoing three-year compliance periods established. The current compliance period ends in 2023. Southwest successfully met its earlier compliance obligations by surrendering a sufficient number of allowances prior to the required date, the most recent of which was November 1, 2021. Southwest will meet the 2023 compliance obligation by surrendering a sufficient number of allowances prior to November 1, 2024, or may surrender carbon offsets to meet a portion of the 2023 compliance obligation. In 2022, Southwest purchased carbon offsets that will partially meet the 2023 compliance obligation. Carbon offsets can only be used to satisfy a portion of the 2023 compliance obligation, and those combined with ongoing allowance purchases will support compliance years through 2023. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually each April. There is no expected direct impact on earnings.
UTILITY INFRASTRUCTURE SERVICES
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the U.S. and Canada. Centuri’s skilled workforce delivers a comprehensive and integrated array of solutions through its operating companies. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. The primary focus of Centuri operations is the replacement of natural gas distribution pipelines and electric service lines, as well as new infrastructure installations. Centuri has formalized a service offering for emergency utility system restoration services to bring customers’ above-ground utility infrastructure back online following regional storms and other extreme weather events. Utility infrastructure services work varies from relatively small projects to the installation of infrastructure for entire residential communities or business parks. Centuri seeks to build long-term relationships with customers to meet their needs across geographies and across both gas and electric infrastructure. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity typically continues year round.
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs and expanded protocols. The U.S. Energy Policy Act of 2005 established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”) effective February 2010, which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks. FERC Order No. 1000, issued in July 2011, established transmission planning requirements to encourage development of electric transmission infrastructure projects. In 2020, PHMSA issued its final “Mega Rule,” including requirements for reconfirming transmission pipeline maximum allowable operating pressure and verification of pipeline materials, in addition to expanding assessments and requirements for work in moderate consequence areas, among other things. Then, in March 2022, and August 2022, PHMSA issued rules amending federal pipeline safety regulations applicable to valve installation and minimum rupture detection standards for transmission pipelines, and amendments applicable to transmission pipeline integrity management, effective in October 2022 and May 2023, respectively. Likewise, there has been significant attention placed on electric grid modernization through national infrastructure legislation and related initiatives. The recently passed Inflation Reduction Act includes a number of provisions to accelerate the deployment of clean energy technologies, including incentives for the buildout of necessary infrastructure. The Department of Energy estimates more than 70% of the nation’s grid transmission lines and power transformers are over 25 years old, creating vulnerability exacerbated by seasonal storm and extreme weather events. Centuri’s services also support customers’ environmental goals, such as reducing methane emissions from pipeline leaks through pipe repair and replacement. Centuri is well positioned to support growing customer attention in achieving environmental objectives through infrastructure construction and maintenance. Additionally, Centuri’s acquisition of Riggs Distler in 2021 positions Centuri to benefit from the necessary development of onshore infrastructure to support offshore wind and power development.
Centuri’s contract terms with utility customers generally specify unit-price or time-and-materials (“T&M”) terms under master service agreements, and occasionally, fixed-price arrangements for bid work. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews that provide an opportunity for Centuri to reflect anticipated increases in labor costs. Centuri customers supply materials required for building and maintenance services under the majority of Centuri’s contracts, and thus, increased costs of materials generally do not present a direct material risk to Centuri. During 2022, approximately 82% of revenue was earned under unit-price and T&M contracts. Storm restoration services are often contracted under T&M rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2022, backlog of approximately $441 million existed with respect to outstanding fixed-priced contracts. Centuri maintains an average customer relationship tenure of more than 20 years, supported by its unwavering commitments to safety, quality, community engagement, and workforce development.
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
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in over 73 primary locations across 45 states and provinces in the U.S. and Canada, with its corporate headquarters located in Phoenix, Arizona. During 2022, Centuri served over 400 customers. Southwest accounted for approximately 5% of total revenue. Two additional customers accounted for approximately 18% of total revenue. No other customers individually accounted for 5% or more of total revenue.
Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest, its associated costs are subject indirectly to “prudency reviews” like any other capital work performed by third parties or directly by Southwest. However, these reviews do not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.
PIPELINE AND STORAGE
As described above, on February 14, 2023, the Company completed the sale of all of the equity interests in MountainWest. MountainWest’s operations are comprised of over 2,000 miles of highly-contracted FERC-regulated interstate natural gas pipelines providing transportation and underground storage services in Utah, Wyoming, and Colorado. MountainWest includes two wholly owned, FERC-regulated businesses (referred to herein as MountainWest Pipeline and MountainWest Overthrust Pipeline), and another FERC-regulated pipeline held as a 50% interest in White River Hub (“WRH”). WRH is a variable interest entity of which MountainWest is not the primary beneficiary; therefore, WRH is not consolidated with MountainWest and is, instead, accounted for under the equity method of accounting.
Collectively, MountainWest has fewer than one hundred customers, which include storage customers, marketers, end-users, power generators, or utilities. The two largest customers comprise nearly half of their expected revenues.
MountainWest’s operations are primarily in the midstream, including 56 billion cubic feet (“Bcf”) of storage capacity that has, in the recent past, been at or near full contracting.

HUMAN CAPITAL
Throughout our collective operations, employees are critical to our success. Their talent and dedication are what allows us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, and stewardship, among others. The Board oversees matters relating to our vision, values, and culture where employee health and safety; diversity, equity, and inclusion; and human and workplace rights are priorities. The Board receives regular reports from management and subject matter experts in these areas, and in turn provides guidance on current and future initiatives. The Board also assists management in integrating responsibility and sustainability into strategic activities to create long-term customer and shareholder value.
Our Company and the Board are committed to a culture of continuous improvement over the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of all the Company’s business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest, such metrics include Damages per 1,000 Tickets and Incident Response Time; at Centuri, they include Total Recordable Incident Rate and Days Away/Restricted/Transferred (“DART”). In each case, the measures are widely used in the respective industries comprising our businesses. All segments maintain additional behavioral-based programs and extensive employee training initiatives to promote safe work.
At December 31, 2022, Southwest had 2,351 regular full-time equivalent employees. Southwest believes that a skilled, highly trained workforce is a key to success in the utility industry, and a driver of Southwest’s safety performance and high customer satisfaction ratings. Southwest believes it has a good relationship with its employees and that compensation, benefits, and working conditions are comparable to those generally found in the utility industry. In recent years, employee engagement surveys have been deployed to gauge the extent to which employees feel connected and valued. Flexible working arrangements are available to employees, which support work-life balance. No Southwest employees are represented by a labor union. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest employees being approximately 11 years. Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed. For employees hired on or before December 31, 2021, Southwest offers an employee pension and employer matching contributions to the employee defined contribution plan. Employees hired on or after January 1, 2022 do not participate in the employee pension plan, but receive non-elective employer contributions and increased employer matching contributions to the employee defined contribution plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. Southwest also offers a tuition assistance program. Regular succession planning helps ensure that talent is identified, and existing and prospective leaders are developed in order to build their skills and be prepared for future roles.
At December 31, 2022, Centuri had 11,008 regular full-time equivalent employees working in over 45 states and provinces throughout the U.S. and Canada. Employee counts fluctuate between seasonal periods, normally heaviest in the summer and fall. Typical of the segment’s industry, a majority of Centuri employees are represented by unions and covered by collective bargaining agreements. Centuri maintains a market-based total rewards strategy to attract, retain, motivate, and develop employees. Additionally, Centuri has a scholarship program, which awards more than half of the grants to minority students who are dependents of Centuri employees. Similar employee engagement and succession planning protocols to those existing at Southwest are deployed at Centuri.
As of December 31, 2022, MountainWest had 255 full-time employees across Utah, Wyoming, and Colorado. MountainWest is comprised of a highly skilled workforce which provides gas transportation and underground storage services in the midstream space. MountainWest does not have a unionized workforce. The MountainWest workforce transferred with the business as part of the sale to Williams in February 2023. Upon close, the Company is to provide certain services to Williams under a transition services agreement for a brief period, generally not beyond six months.
Collectively, we embrace a culture of diversity, equity, and inclusion to not only protect employees under laws designed to do so regardless of protected status, but to reinforce the value that diversity brings to the workplace. We strive to have a workforce that reflects the communities we serve, and engage experts from time to time to update management on the trends and benefits of diverse backgrounds, cultures, and perspectives. Our belief is that adherence to these principles forms the genesis of a workforce that is both diverse and inclusive. Southwest and Centuri have several programs, including employee resource groups, diversity councils, a diversity ambassadors (champions) network, educational outreach programs, and other initiatives designed to attract and retain a diverse workforce. We commit to creating a safe and respectful workplace by encouraging employees to value diversity through unconscious bias training, and by inviting them to engage in meaningful conversations about diversity, equity, and inclusion topics. Through these and other efforts, we place value in our people and nurture their development, while ensuring that all employees have an equitable opportunity for success.

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
In particular, the productivity of Centuri’s labor force and its ongoing relationship with clients is largely dependent on those serving in foreman, general foreman, regional, and executive level management positions. The ability to retain these individuals, due in large part to the competitive nature of the utility infrastructure service business, is necessary for the ongoing success and growth of Centuri. Further, the competitive environment within which Centuri performs work creates pricing pressures, specifically when its unionized business segment is bidding against non-union competitors. This workforce competition, including that which exists for resources across our businesses, could adversely impact our business, financial condition, results of operations, and cash flows.
Loss of one or more significant customers at Centuri could adversely affect results.
During 2022, over half of utility infrastructure services revenues were generated from ten customers. This concentration of risk could impact operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not replaced or extended.
Certain of our costs, such as operating expenses (including labor, fuel, and materials) at Southwest and Centuri, and interest and general and administrative expenses at both segments and the Company could be adversely impacted by periods of heightened inflation, which could have an adverse impact on our results of operations.
Throughout 2022, the consumer price index increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and recent global events, such as the volatility in prices of oil and natural gas, and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. In addition, during periods of rising inflation, variable interest rates and the interest rates of any debt securities we, Southwest, or Centuri issue will likely be higher than more recent debt issuances, which will further tend to reduce returns to our stockholders. A sustained or further increase in inflation could have a material adverse impact on our operating expenses incurred in connection with, among others, the cost of natural gas supply, labor, products, and services required for operations, maintenance and capital improvements at Southwest, and fuel, labor, and materials costs at Centuri, as well as general administrative expenses for both segments.
With regard to Southwest, rate schedules in each of its service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins but do affect cash flows and can therefore impact the amount of our capital resources. In order to help cope with the effects of inflation on its operations, Southwest may file requests for rate increases to cover the increased cost of purchased gas or other types of expenditures noted above. However, there can be no assurance that Southwest will be able to obtain adequate and timely rate relief to offset the effects of inflation and any non-recovery of costs or regulatory lag will reduce our cash flows and earnings. As a result, during periods in which the inflation rate exceeds the rate increases applicable to purchased gas, or other types of expenditures, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary to complete projects at Centuri, particularly with respect to fuel, labor, and subcontractor costs discussed above. Centuri is experiencing pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. Centuri has not been able to (except in limited circumstances), and may not be able to, fully adjust its contract pricing to compensate for these cost increases, which has affected, and may continue to affect, Centuri’s profitability and cash flows. Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainty for Centuri’s customers and affect the level of their project activity, which could also adversely affect Centuri’s profitability and cash flows. Furthermore, inflationary pressures may also influence Southwest’s customers in remitting payments on their utility bills, which may adversely affect Southwest’s cash flows and associated reserves for uncollectible accounts in earnings.
As inflation persists, the Board of Governors of the United States Federal Reserve Bank has raised and has indicated that it intends to continue to raise benchmark interest rates into 2023 and 2024, which likely will cause our borrowing costs to increase over time. As a result of the inflationary factors discussed above affecting the Company, Southwest, and Centuri, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time.
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
The Company maintains liability insurance that covers Southwest for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services we provide. In connection with these liability insurance policies, each entity is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $750,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums.
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
Conversely, Southwest’s revenues are highest during the first and fourth quarters of the year during the winter months as customer consumption increases. While Southwest has decoupling mechanisms in place in all three states in which it operates, warmer than normal weather can reduce the amount of billed revenue, as well as amounts collected or returned related to regulatory tracking mechanisms under various programs, thereby impacting cash flows. Weather extremes such as drought and high temperature variations are common occurrences in the southwest U.S. and could impact our growth and results of operations. Deviations from normal weather conditions, even those occurring outside of our service territories, as well as the seasonal nature of our businesses can create fluctuations in short-term cash requirements of both Southwest and Centuri, and earnings, primarily related to Centuri. For example, the market price of natural gas spiked as a result of cold weather conditions across the central United States in December 2022 and regional pricing dislocation on the west coast in January 2023. As a result of this increase in pricing, Southwest entered into a $450 million term loan in January 2023 in order to fund the incremental cost. Southwest may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events.
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
We process and store sensitive information, including personal identifiable information (“PII”), intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. The federal and state legislative and regulatory environment surrounding PII, information security, and data privacy is evolving and is likely to become increasingly demanding. For example, California enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use, and disclosure of such consumers’ PII and afford such consumers new rights, including the right to opt out of certain sales of PII. Additional states are also considering new laws and regulations that further protect the confidentiality, privacy, and security of personal information. Should the Company experience a breach and/or become subject to additional regulation, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.
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
Reliance on similar services, and their availability, may also impact the ability of Southwest to execute on its objectives for projects undertaken.
Challenges relating to current supply chain constraints have negatively impacted Centuri’s work mix and volumes and could adversely impact our results of operations overall.
Due to increased demand across a range of industries, the global supply market for certain customer-provided components, including, but not limited to, electric transformers and gas risers needed to complete customer projects at Centuri, has experienced isolated performance constraint and disruption in recent periods in support of a few customers. This constrained supply environment has adversely affected, and could further affect, customer-provided component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of supply of key components to customers, thereby leading to delays in Centuri’s ability to timely deliver projects to customers. In an effort to mitigate these risks, Centuri has redirected efforts to projects whereby the customer has provided necessary materials, but delays in materials and redirecting workforces can lead to inefficiencies in absorption of fixed costs, higher labor costs for teams waiting to be deployed, and delays in pivoting to projects where necessary materials are available. Centuri’s efforts to adapt quickly or redeploy to other projects may fail to reduce the impact of these adverse supply chain conditions on Centuri’s business.
Despite these mitigation efforts, the constrained supply conditions may adversely impact Centuri’s revenues and results of operations. The COVID-19 pandemic, labor market, and conflict in Ukraine have also contributed to and exacerbated this strain within and outside the U.S., and there can be no assurance that these impacts on the supply chain will not continue, or worsen, in the future, negatively impacting any of our business segments and their results. The current supply chain challenges could also result in increased use of cash, engineering design changes, and delays in the completion of customer or other capital projects, each of which could adversely impact our business and results of operations for Centuri or Southwest. In the event these supply chain challenges persist for the foreseeable future, these conditions could adversely impact our results of operations and financial condition over an extended period.
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
Risks Related to Previously Announced Strategic Transactions
We may encounter challenges in executing our plan to spin-off Centuri into a standalone, independent public company, or in completing this transaction within the timeframe we anticipate, and we may not realize some or all of the expected benefits of the Separation Transactions.
In December 2022, we announced the Separation Transactions in order to better position MountainWest, Centuri, and Southwest to deliver long-term growth and create value for customers, investors, and employees. The MountainWest Sale closed on February 14, 2023. The Centuri Spin-Off will be subject to the satisfaction of a number of customary conditions, including, among others, final approvals by the Board, approval by the ACC, receipt of tax rulings in certain jurisdictions and/or tax opinions from external counsel, the filing with the SEC and effectiveness of a Form 10 registration statement and satisfactory completion of financing. The failure to satisfy all of the required conditions for the Centuri Spin-Off could delay the completion of the Centuri Spin-Off for a significant period of time or prevent it from occurring at all. Additionally, the Centuri Spin-Off is complex in nature, and unanticipated developments or changes may affect our ability to complete the Centuri Spin-Off as currently expected, within the anticipated timeframe or at all. These or other developments could cause us not to realize some or all of the expected benefits of the Separation Transactions, or to realize them on a different timeline than expected. If we are unable to complete the Centuri Spin-Off, we will have incurred costs without realizing the anticipated benefits of such transaction. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of Centuri following the spin-off. Although we intend for the Centuri Spin-Off to be tax-free for U.S. federal income tax purposes to both the Company and its stockholders, there can be no assurance that the transaction will qualify as tax-free for U.S. purposes. If the Centuri Spin-Off were ultimately determined to be taxable, we would incur a significant tax liability for which the newly independent Centuri may, depending on the circumstances, be required to indemnify us. In certain circumstances the distributions to the Company’s stockholders also could become taxable. Furthermore, if the Centuri Spin-Off is completed, it cannot be assured that we and Centuri will be successful as separate companies.
Whether or not both Separation Transactions are completed, our business may face material challenges in connection with these transactions, including, without limitation, the diversion of management’s attention from ongoing business concerns and impact on the business of the Company; maintaining employee morale and retaining key management and other employees at Southwest and Centuri; retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees, and other counterparties; and potential negative reactions from the financial markets. Each of Southwest and Centuri will also incur ongoing costs, including costs of operating as separate companies, that the separated businesses will no longer be able to share. Additionally, we cannot predict whether the market value of our common stock and the common stock of Centuri after the Centuri Spin-Off will be, in the aggregate, less than, equal to, or greater than the market value of our common stock prior to the Separation Transactions. If the Centuri Spin-Off is completed, investors holding our common stock may sell the common stock of Centuri if it does not match their investment strategies, which may cause a decline in the market price of such common stock.
If the Centuri Spin-Off is completed, our and Centuri’s operational and financial profiles will change and each will be a less diversified company than Southwest Gas Holdings as it exists today.
The Centuri Spin-Off will result in us and Centuri being less diversified companies with more limited businesses concentrated in their respective industries. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition, and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and service debt may be diminished. It is anticipated that the effective tax rate for each separate company will differ from the Southwest Gas Holdings consolidated effective tax rate.
If the Centuri Spin-Off is completed, there may be changes in our stockholder base, which may cause the price of our common stock to fluctuate.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets with a diversified portfolio. If the Centuri Spin-Off is completed, shares of our common stock will represent an investment in a business concentrated in the natural gas distribution industry, and shares of the common stock of Centuri will represent an investment in the strategic utility infrastructure business. This change may not match some stockholders’ investment strategies, which could cause them to sell their shares of our common stock or the common stock of Centuri, and excessive selling pressure could cause the market price to decrease following the consummation of the Centuri Spin-Off. Additionally, we cannot predict whether the market value of our common stock and the common stock of Centuri after the Centuri Spin-Off will be, in the aggregate, less than, equal to, or greater than the market value of our common stock prior to the Centuri Spin-Off.
Our goodwill and other assets have been subject to impairment and may be subject to further impairment in the future.
The Company recorded a goodwill impairment loss in connection with the MountainWest Sale of $449.6 million, plus an additional loss on sale of $5.8 million for estimated costs to sell. We assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent that circumstances change, there may be additional goodwill impairment and losses on sale that could have a material impact on our results of operations. We cannot predict the amount and timing of any future impairments, if any. Any future impairment of our goodwill or intangible assets could have an adverse effect on results of operations, as well as the trading price of our common stock.
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
Southwest’s liquidity, and in certain circumstances our earnings, may be reduced from historical amounts or expectations during periods in which natural gas prices are rising significantly or are more volatile.
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
Rate schedules in each of Southwest’s service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest has used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and we expect to do so during 2023, if the need again arises.

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
Southwest’s business is capital intensive. Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return. Furthermore, declines in our stock price resulting from economic downturns or otherwise could impact our ability to finance our operations as planned. Historically, we have frequently used our at-the-market equity offering program (“ATM Program”) to fund certain liquidity requirements. During 2022, we did not use our ATM program at the same levels that we have in prior years. As a result, we have been required to find alternative sources of capital primarily through the issuance of additional debt at the Company and Southwest. We do not expect our ATM program to be sufficient to meet all of our capital needs in 2023. As a result, we will continue to explore alternative financing sources, which may not be available to us on attractive terms or at all. Future issuances of securities could be more expensive than ATM issuances and may dilute stockholders.
Continued increases in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend yield, which is our dividend rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates continue to increase, prospective investors may desire a higher dividend yield on our common stock or may seek securities paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions may affect the market price of our common stock and such effects could be significant. For instance, if interest rates rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.
Regulatory, Legislative, and Legal Risks
The Company is currently subject to, and may in the future be subject to, litigation or threatened litigation, which may result in liability exposure that could have a material adverse effect on its business and results of operations.
We are currently subject to, and may be subject in the future, to litigation or threatened litigation, including claims brought by stockholders and otherwise in the ordinary course of business. In particular, we are subject to ongoing stockholder litigation and are subject to a risk of additional stockholder litigation in the future. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance and potential further claims against us may result in significant additional defense costs and potentially significant judgments against us, some of which may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if in excess of insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flows and our ability to pay dividends on, and the per share trading price of, our common stock. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent it is not fully mitigated by such insurance coverage. For more information about our ongoing legal proceedings, see Note 10 - Commitments and Contingencies included in the consolidated financial statements of the 2022 Annual Report to Stockholders.
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
In general, we are unable to predict what types of conditions might be imposed on Southwest or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for our regulated operations to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest records regulatory assets in the consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, or expected ratemaking treatment to be upheld, as allowed by U.S. GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.
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
If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. However, current global economic events such as the war in Ukraine, rising inflation, and increasing interest rates may cause the global economy to enter a period of economic slowdown or recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.
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
Business acquisitions are expected to result in various benefits, including, among other things, being accretive to earnings in future periods. The achievement of the anticipated benefits of such acquisitions is subject to a number of uncertainties, including whether the businesses are integrated efficiently and effectively. Failure to achieve the anticipated benefits of acquisitions could result in increased costs, decreases in the amount of expected revenues generated, and the potential diversion of management’s time and energy, all of which could have an adverse effect on the consolidated financial position, results of operations, cash flows, credit ratings, or market price of our common stock. Acquisitions may also cause us to issue equity securities which would dilute our existing stockholders’ percentage of ownership.
Natural disasters, public health crises and epidemic or pandemic related illness (including COVID-19), war, or terrorist activities and other extreme events could adversely affect the Companies’ business, results of operations, financial condition, liquidity and/or cash flows.
Local or national natural disasters, pandemic illness (including COVID-19), actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia's military invasion of Ukraine, catastrophic failure of pipeline systems and other extreme events are a threat to our assets and operations. Our service territories may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission, and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster or pandemic illness (including COVID-19) could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations, and cash flows.
A slow or inadequate response to events that could cause business interruption may have an adverse impact on operations and earnings. We may be unable to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic illness, terrorist activities, catastrophic failure of the pipeline system and other events, which could increase the risk that an event adversely affects our financial condition, results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2022 was $9.7 billion at Southwest, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state, including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, Elko and Spring Creek. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City), Laughlin, and Mesquite. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.
MountainWest, which was part of our operations and properties in 2022, but sold in February 2023, provides over 2,000 miles of interstate natural gas pipelines and storage facilities in Utah, Wyoming, and Colorado. Plant investment primarily consists of transmission mains, storage facilities, and gas gathering and processing property. Substantially all property is constructed across property owned by others under right-of-way grants, similar to Southwest, with regular renewal, and no serious difficulty is currently expected in obtaining future renewals. MountainWest’s system is located in the Rocky Mountains near large reserves of natural gas in six major producing areas, including the Greater Green River, Uinta, and Piceance basins. MountainWest transports gas from these areas to other major pipeline systems for delivery to markets in the west and midwest including the Dominion Energy local distribution system serving natural gas utility customers in Utah, southwest Wyoming, and southern Idaho. MountainWest owns and operates the Clay Basin storage facility located on the Wyoming-Utah border, an underground storage reservoir in the Rocky Mountain Region. Through wholly-owned subsidiaries, MountainWest owns and operates MountainWest Overthrust Pipeline, LLC in southwestern Wyoming. MountainWest also operates and owns 50% of the White River Hub, LLC providing transportation and hub services through interconnections with six interstate pipeline systems and a major processing plant near Meeker, Colorado.
Information on properties of Centuri can be found in this Form 10-K under Utility Infrastructure Services under Part I, which by this reference is incorporated herein.

Item 3.	LEGAL PROCEEDINGS
The Company maintains liability insurance for various risks associated with the operation of its natural gas pipelines and facilities. In August 2021, a natural gas pipe operated by Southwest was involved in an explosion that injured four individuals and damaged property. The explosion was caused by a leak in the pipe, and is under investigation. Individuals that were injured have each brought legal claims against Southwest and other parties. As of December 31, 2022, Southwest’s earnings exposure was deemed to be limited to its maximum self-insured retention level of $5 million. Based on our insurance policies, amounts incurred above the self-insured retention amounts that are indemnifiable by insurance companies are recorded on the balance sheet, but do not impact our earnings. An estimate of actual losses greater than that which has been recognized in these financial statements cannot be estimated as of the date these financial statements are issued.
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
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 15, 2023, there were 10,711 holders of record of common stock, and the market price of the common stock was $64.98. The dividends on, and information relating to, the Company’s common stock required by this item are included in the 2022 Annual Report to Stockholders filed as an exhibit hereto and incorporated herein by reference.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. The quarterly dividend was $0.62 in 2022, and in February 2023, the Board determined to retain the quarterly dividend at $0.62 per share effective with the June 2023 payment. Although no assurances can be provided on our future dividend payments, the Board currently intends to reevaluate the dividend upon the completion of the Centuri spin-off, and it is anticipated that we will pay a dividend consistent with industry peers.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information required by this item is included in the 2022 Annual Report to Stockholders and is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered short duration (generally one year or less) fixed-price contracts for its California rate jurisdictions, as well as variable-price contracts (firm and spot) for all its rate jurisdictions. Southwest has experienced price volatility over the past several years and such volatility is expected to continue into 2023 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected, or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest has historically utilized a Volatility Mitigation Program attempting to further reduce price volatility for its California rate jurisdiction customers. During 2022, Southwest continued to fix the price on a portion of its California natural gas portfolios using fixed-price contracts. For periods beyond October 2020, Southwest does not currently plan to make fixed-price term or swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions.
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
Great Basin’s regulated rate design, similar to that which was in place for MountainWest in 2022, is under the jurisdiction of the FERC, and provides for a substantial portion of its rate structures based on fixed reservations and storage charges and it is not assured that currently approved structures will continue to be approved by the FERC in future filings or proceedings.
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risks for the Company are the risk of increasing interest rates on variable-rate obligations and the risk of increasing interest rates between the time of an anticipated debt offering and the time of actual issuance. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate tax-exempt Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from customers through a variable interest expense recovery mechanism, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs. The following table represents the variable rate debt as of December 31, 2022 and 2021 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2022 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2021 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$325.0	$3.25	$430.0	$4.30
Centuri	1,090.5	10.91	1,220.5	12.21
Corporate	1,320.2	13.20	1,659.0	16.59
Total Southwest Gas Holdings, Inc.	$2,735.7	$27.36	$3,309.5	$33.10
(1) Excludes the IDRBs noted above.

A sensitivity analysis at a different date may provide a higher or lower result, including relative to the amount of debt then outstanding. For instance, after the most recent balance sheet date of December 31, 2022, Corporate debt was substantially reduced in conjunction with the sale of MountainWest to Williams, when closing proceeds of $1.075 billion were used to substantially pay down amounts due under a 364-day Term Loan Facility, thereby reducing the amount due to $72 million compared to $1.15 billion included in the Corporate balance in the table above as of the end of 2022.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2022, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Southwest Gas Holdings and Subsidiaries, and of Southwest, including the notes thereto, together with the reports of PricewaterhouseCoopers LLP, are included in the 2022 Annual Report to Stockholders and are incorporated herein by reference.

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
Based on the most recent evaluation, as of December 31, 2022, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2022, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Internal Control Over Financial Reporting
The reports of management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation required to be included herein are incorporated by reference to the information reported in the 2022 Annual Report to Stockholders under the caption “Management’s Reports on Internal Control Over Financial Reporting.”
The report of the independent registered public accounting firm required to be included herein by Southwest Gas Holdings, Inc. is incorporated by reference to the information reported in the 2022 Annual Report to Stockholders under the caption “Report of Independent Registered Public Accounting Firm.”
This annual report on Form 10-K does not include an attestation report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit Southwest Gas Corporation to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Identification of Directors. Information with respect to Directors will be set forth under the heading “Election of Directors” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(b) Information About Our Executive Officers. Information with respect to Executive Officers will be set forth under the heading “Governance of the Company-Executive Officers” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(c) Identification of Certain Significant Employees. None.
(d) Family Relationships. No Directors or Executive Officers are related either by blood, marriage, or adoption.
(e) Business Experience. Information with respect to Directors will be set forth under the heading “Proposal 1 - Election of Directors” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein. Information with respect to Executive Officers will be set forth under the heading “Governance of the Company - Executive Officers” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(f) Involvement in Certain Legal Proceedings. None.
(g) Promoters and Control Persons. None.
(h) Audit Committee Financial Expert. Information with respect to the designated financial experts of the Board of Directors’ audit committee will be set forth under the heading “Governance of the Company - Committees of the Board” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(i) Identification of the Audit Committee. Information with respect to the composition of the Board of Directors’ audit committee will be set forth under the heading “Governance of the Company - Committees of the Board” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(j) Material Changes in Director Nomination Procedures for Security Holders. None.
Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics for employees, including the president and chief executive officer, chief financial officer, chief accounting officer, and non-employee directors. The Company’s Code of Business Conduct and Ethics can be viewed on our website (http://investors.swgasholdings.com/static-files/de8de4ce-63aa-4ca1-85d9-1ee73acddfd0).

Item 11.	EXECUTIVE COMPENSATION
Information with respect to Item 11 will be set forth in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2022.

Plan category	Number of securities to be issued upon vesting of award	Weighted-average grant date fair value of award	Number of securities remaining available for future issuance (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	460	$64.34	916
Equity compensation plans not approved by security holders	—	—	—
Total	460	$—	916
(1)The number of securities to be issued upon vesting of awards includes 283,000 performance shares, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan and Management Incentive Plan. Actual securities issued will be net of tax.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of the notes to consolidated financial statements in the 2022 Annual Report to Stockholders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Item 13 will be set forth in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Item 14 will be set forth in the definitive 2023 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2022 and by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report on Form 10-K:
(1) The Consolidated Financial Statements of the Company and Southwest (including the Reports of Independent Registered Public Accounting Firm) required to be reported herein are incorporated by reference to the information reported in the 2022 Annual Report to Stockholders under the following captions:

Southwest Gas Holdings, Inc. Consolidated Balance Sheets	22
Southwest Gas Holdings, Inc. Consolidated Statements of Income	23
Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income	24
Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows	25
Southwest Gas Holdings, Inc. Consolidated Statements of Equity	26
Southwest Gas Corporation Consolidated Balance Sheets	27
Southwest Gas Corporation Consolidated Statements of Income	28
Southwest Gas Corporation Consolidated Statements of Comprehensive Income	29
Southwest Gas Corporation Consolidated Statements of Cash Flows	30
Southwest Gas Corporation Consolidated Statements of Equity	31
Notes to Consolidated Financial Statements	32
Management’s Reports on Internal Control Over Financial Reporting	77
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	78
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	80
(2) All schedules have been omitted because the required information is either inapplicable or included in the notes to consolidated financial statements.
(3) See LIST OF EXHIBITS.
(b) See LIST OF EXHIBITS.

Item 16.	FORM 10–K SUMMARY.
None.

Exhibit Number	Description of Document

2.01***
Purchase and Sale Agreement, dated as of December 14, 2022, by and between Williams Partners Operating LLC, Southwest Gas Holdings, Inc. and MountainWest Pipelines Holding Company. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 14, 2022. File No. 001-37976.

3(i)	Certificate of Incorporation of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

3(ii)	Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 18, 2021. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 18, 2021, File No. 001-37976.

3(iii)	Certificate of Elimination of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated January 13, 2023, File No. 001-37976.

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

Exhibit Number	Description of Document
4.13	Southwest Gas Holdings, Inc. Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to prospectus 424(b)(5) dated December 2, 2020, File No. 333-251074.

4.14
Indenture, dated September  29, 2016, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. 3.80% Senior Notes due 2046. Incorporated herein by reference to Exhibit 4.01 to Form 8-K dated September 26, 2016, File No. 001-07850.

4.15
Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.16
First Supplemental Indenture, dated March 15, 2018, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

4.17	Form of 3.70% Senior Note due 2028 (included in Exhibit 4.23). Incorporated herein by reference to Exhibit 4.24 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

4.18
Indenture, dated as of May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.19
First Supplemental Indenture, dated May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.20	Form of 4.150% Senior Note due 2049. Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019. File No. 001-07850.

4.21
Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.22
First Supplemental Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.23	Form of 2.200% Senior Note due 2030. Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020. File Nos. 001-07850 and 001-37976.

4.24	Description of Securities of Southwest Gas Holdings, Inc. Incorporated by reference to Exhibit 4.25 to Form 10-K for the year ended December 31, 2021. File Nos 001-07850 and 001-37976.

4.25
Second Supplemental Indenture, dated August 20, 2021, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

4.26	Form of 3.18% Senior Note due 2051. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

4.27
Third Supplemental Indenture, dated March 22, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 17, 2022. File Nos. 001-37976 and 001-07850.

4.28	Form of 4.05% Senior Note due 2032. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 17, 2022. File Nos. 001-37976 and 001-07850.

4.29
Fourth Supplemental Indenture, dated December 1, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 29, 2022. File Nos. 001-07850 and 001-37976.

4.30	Form of 5.800% Senior Note due 2027. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 29, 2022. File Nos. 001-07850 and 001-37976.

4.31	The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

Exhibit Number	Description of Document
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

10.11	Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated April 10, 2020, File Nos. 001-07850 and 001-37976.

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

10.38
Amendment No. 1, dated as of March 22, 2022, to the Term Loan Agreement, dated as of March 23, 2021, by and among Southwest Gas Corporation, the lenders, book runners and syndication agents party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 17, 2022, File Nos. 001-07850 and 001-37976.

10.39*
Severance Agreement and General Release, dated June 6, 2022, by and between John P. Hester, Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2022, File Nos. 001-37976 and 001-07850.

10.40*
Amended and Restated Award Agreement for the Centuri Group, Inc. Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022, File Nos. 001-37976 and 001-07850.

10.41
Letter Agreement by and among Southwest Gas Holdings, Inc. and the Icahn Group, dated August 3, 2022. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 2, 2022. File No. 001-37976.

10.42
Amendment No. 1, dated as of September 26, 2022, to the 364-Day Term Loan Credit Agreement, dated as of November 1, 2021, with the lenders party thereto, JPMorgan Chase Bank, N.A, as Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A. and BofA Securities, Inc. as Joint Lead Arranger and Joint Bookrunner, and MUFG Bank, Ltd. as Documentation Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated September 26, 2022, File No. 001-37976.

10.43
Amended and Restated Cooperation Agreement, dated as of October 24, 2022, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated October 24, 2022. File No. 001-37976.

10.44*
Executive Employment Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 7, 2022. File Nos. 001-37976 and 001-07850.

10.45*
Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated November 7, 2022. File Nos. 001-37976 and 001-07850.

10.46**	Amended Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Karen Haller.

10.47**	First Amendment to Centuri Credit Facility Agreement.

10.48
364-Day Term Loan Credit Agreement, dated as of January 20, 2023, by and among Southwest Gas Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders from time to time party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 20, 2023. File Nos. 001-37976 and 001-07850.

13.01	Portions of Southwest Gas Holdings, Inc. 2022 Annual Report to Stockholders incorporated by reference to the Form 10-K.

21.01**	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01**	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02**	Section 302 Certifications–Southwest Gas Corporation.

32.01**	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02**	Section 906 Certifications–Southwest Gas Corporation.

Exhibit Number	Description of Document
101**	The following materials from the Annual Report on Form 10-K of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the year ended December 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. Consolidated Statements of Equity, (vi) Southwest Gas Corporation Consolidated Balance Sheets, (vii) Southwest Gas Corporation Consolidated Statements of Income, (viii) Southwest Gas Corporation Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 28, 2023	By:	/s/ KAREN S. HALLER
Karen S. Haller
President and Chief Executive Officer

32

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW W. EVANS	Director	February 28, 2023
(Andrew W. Evans)

/s/ HENRY P. LINGINFELTER	Director	February 28, 2023
(Henry P. Linginfelter)

/s/ RUBY SHARMA	Director	February 28, 2023
(Ruby Sharma)

/s/ KAREN S. HALLER	Director, President and Chief Executive	February 28, 2023
(Karen S. Haller)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 28, 2023
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	February 28, 2023
(Anne L. Mariucci)

/s/ E. RENAE CONLEY	Chair of the Board	February 28, 2023
(E. Renae Conley)	of Directors

/s/ CARLOS A. RUISANCHEZ	Director	February 28, 2023
(Carlos A. Ruisanchez)

/s/ ROBERT J. STEFANI	Senior Vice President/	February 28, 2023
(Robert J. Stefani)	Chief Financial Officer

/s/ A. RANDALL THOMAN	Director	February 28, 2023
(A. Randall Thoman)

/s/ ANDREW J. TENO	Director	February 28, 2023
(Andrew J. Teno)

/s/ LESLIE T. THORNTON	Director	February 28, 2023
(Leslie T. Thornton)

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2023
(Lori L. Colvin)	Chief Accounting Officer

33

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 28, 2023	By:	/s/ KAREN S. HALLER
Karen S. Haller
Chief Executive Officer

34

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN S. HALLER	Director and Chief Executive	February 28, 2023
(Karen S. Haller)	Officer

/s/ E. RENAE CONLEY	Director	February 28, 2023
(E. Renae Conley)

/s/ ROBERT J. STEFANI	Director, Senior Vice President/	February 28, 2023
(Robert J. Stefani)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2023
(Lori L. Colvin)	Chief Accounting Officer

35