Form 10-Q
period 2023-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2023-05-09
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,336,035 shares as of April 28, 2023.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 28, 2023.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,583,630	$9,453,907
Less: accumulated depreciation	(2,712,093)	(2,674,157)
Construction work in progress	250,892	244,750
Net regulated operations plant	7,122,429	7,024,500
Other property and investments, net	1,250,327	1,281,172
Current assets:
Cash and cash equivalents	82,085	123,078
Accounts receivable, net of allowances	903,262	866,246
Accrued utility revenue	56,900	88,100
Income taxes receivable, net	8,136	8,738
Deferred purchased gas costs	970,339	450,120
Prepaid and other current assets	210,309	433,850
Current assets held for sale	26,993	1,737,530
Total current assets	2,258,024	3,707,662
Noncurrent assets:
Goodwill	787,334	787,250
Deferred income taxes	115	82
Deferred charges and other assets	391,944	395,948
Total noncurrent assets	1,179,393	1,183,280
Total assets	$11,810,173	$13,196,614
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,330,991 and 67,119,143 shares)	$72,961	$68,749
Additional paid-in capital	2,524,631	2,287,183
Accumulated other comprehensive loss, net	(43,949)	(44,242)
Retained earnings	742,513	747,069
Total equity	3,296,156	3,058,759
Redeemable noncontrolling interests	127,026	159,349
Long-term debt, less current maturities	4,577,600	4,403,299
Total capitalization	8,000,782	7,621,407
Current liabilities:
Current maturities of long-term debt	41,907	44,557
Short-term debt	467,500	1,542,806
Accounts payable	310,748	662,090
Customer deposits	50,350	51,182
Income taxes payable, net	739	2,690
Accrued general taxes	101,579	67,094
Accrued interest	45,641	38,556
Other current liabilities	592,022	369,743
Current liabilities held for sale	—	644,245
Total current liabilities	1,610,486	3,422,963
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	733,199	682,067
Accumulated removal costs	450,000	445,000
Other deferred credits and other long-term liabilities	1,015,706	1,025,177
Total deferred income taxes and other credits	2,198,905	2,152,244
Total capitalization and liabilities	$11,810,173	$13,196,614
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Operating revenues:
Regulated operations revenues	$950,011	$743,532	$2,406,161	$1,743,390
Utility infrastructure services revenues	653,293	523,877	2,889,743	2,318,563
Total operating revenues	1,603,304	1,267,409	5,295,904	4,061,953
Operating expenses:
Net cost of gas sold	507,537	298,918	1,007,679	573,804
Operations and maintenance	148,908	149,303	636,371	515,759
Depreciation and amortization	112,520	122,646	460,329	400,245
Taxes other than income taxes	24,230	24,816	92,797	84,472
Utility infrastructure services expenses	603,680	503,232	2,629,766	2,123,085
Goodwill impairment and loss on sale	71,230	—	526,655	—
Total operating expenses	1,468,105	1,098,915	5,353,597	3,697,365
Operating income (loss)	135,199	168,494	(57,693)	364,588
Other income and (expenses):
Net interest deductions	(77,334)	(48,363)	(271,721)	(143,597)
Other income (deductions)	18,460	1,244	11,027	(2,703)
Total other income and (expenses)	(58,874)	(47,119)	(260,694)	(146,300)
Income (loss) before income taxes	76,325	121,375	(318,387)	218,288
Income tax expense (benefit)	28,675	24,125	(71,103)	32,681
Net income (loss)	47,650	97,250	(247,284)	185,607
Net income attributable to noncontrolling interests	1,739	1,072	6,273	5,943
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$45,911	$96,178	$(253,557)	$179,664
Earnings (loss) per share:
Basic	$0.67	$1.58	$(3.76)	$3.00
Diluted	$0.67	$1.58	$(3.76)	$2.99
Weighted average shares:
Basic	68,265	60,737	67,413	59,919
Diluted	68,419	60,854	67,413	60,044
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Net income (loss)	$47,650	$97,250	$(247,284)	$185,607
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	3,099	44,974
Amortization of prior service cost	33	33	133	580
Amortization of net actuarial loss	253	6,616	20,098	32,036
Regulatory adjustment	(90)	(5,523)	(16,024)	(65,273)
Net defined benefit pension plans	196	1,126	7,306	12,317
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	416	—	1,655
Net forward-starting interest rate swaps	—	416	—	1,655
Foreign currency translation adjustments	97	1,247	(7,283)	444
Total other comprehensive income, net of tax	293	2,789	23	14,416
Comprehensive income (loss)	47,943	100,039	(247,261)	200,023
Comprehensive income attributable to noncontrolling interests	1,739	1,072	6,273	5,943
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$46,204	$98,967	$(253,534)	$194,080
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$47,650	$97,250	$(247,284)	$185,607
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112,520	122,646	460,329	400,245
Impairment of assets and other charges	71,230	—	526,655	—
Deferred income taxes	36,712	32,346	(67,682)	70,232
Gains on sale of property and equipment	(661)	(1,916)	(6,610)	(7,313)
Changes in undistributed stock compensation	3,436	4,180	8,702	9,816
Equity AFUDC	(82)	(258)	(289)	723
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(40,185)	(44,971)	(188,989)	(139,417)
Accrued utility revenue	31,200	32,900	(4,900)	(1,500)
Deferred purchased gas costs	(535,224)	(82,248)	(600,191)	(134,507)
Accounts payable	(305,272)	(82,952)	71,589	8,621
Accrued taxes	34,950	33,964	18,915	(7,397)
Other current assets and liabilities	371,035	79,680	83,502	(4,274)
Changes in deferred charges and other assets	(1,565)	(297)	15,618	(3,459)
Changes in other liabilities and deferred credits	(11,486)	(3,704)	(34,267)	(26,917)
Net cash provided by (used in) operating activities	(185,742)	186,620	35,098	350,460
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(219,124)	(162,796)	(915,749)	(725,713)
Acquisition of businesses, net of cash acquired	—	—	(18,809)	(2,354,260)
Proceeds from the sale of business, net of cash sold	1,058,272	—	1,058,272	—
Changes in customer advances	(6,608)	7,693	7,205	19,381
Other	3,125	893	20,054	15,586
Net cash provided by (used in) investing activities	835,665	(154,210)	150,973	(3,045,006)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	239,337	453,495	247,670	618,146
Centuri distribution to redeemable noncontrolling interest	—	(39,649)	—	(39,649)
Dividends paid	(41,631)	(35,970)	(166,224)	(141,573)
Issuance of long-term debt, net	305,896	709,927	663,774	2,359,964
Retirement of long-term debt	(84,224)	(143,453)	(440,685)	(574,889)
Change in credit facility and commercial paper	(50,000)	(130,000)	—	(150,000)
Change in short-term debt	(1,527,746)	(435,000)	(1,458,939)	(686,000)
Issuance of short-term debt	450,000	—	450,000	1,850,000
Withholding remittance - share-based compensation	(1,506)	(1,978)	(2,190)	(2,000)
Other, including principal payments on finance leases	(4,949)	(7,898)	(21,223)	(7,274)
Net cash provided by (used in) financing activities	(714,823)	369,474	(727,817)	3,226,725
Effects of currency translation on cash and cash equivalents	104	85	(835)	142
Change in cash and cash equivalents	(64,796)	401,969	(542,581)	532,321
Cash and cash equivalents included in current assets held for sale at beginning of period	23,803	—	—	—
Cash and cash equivalents at beginning of period	123,078	222,697	624,666	92,345
Cash and cash equivalents at end of period	$82,085	$624,666	$82,085	$624,666
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$68,018	$35,262	$252,581	$131,311
Income taxes paid, net	$2,381	$1,408	$12,974	$3,965
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Common stock shares
Beginning balances	67,119	60,422
Common stock issuances	4,212	6,427
Ending balances	71,331	66,849
Common stock amount
Beginning balances	$68,749	$62,052
Common stock issuances	4,212	6,427
Ending balances	72,961	68,479
Additional paid-in capital
Beginning balances	2,287,183	1,824,216
Common stock issuances	237,448	449,621
Ending balances	2,524,631	2,273,837
Accumulated other comprehensive loss
Beginning balances	(44,242)	(46,761)
Foreign currency exchange translation adjustment	97	1,247
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	196	1,126
FSIRS amounts reclassified to net income, net of tax	—	416
Ending balances	(43,949)	(43,972)
Retained earnings
Beginning balances	747,069	1,114,313
Net income	45,911	96,178
Dividends declared	(44,635)	(41,909)
Redemption value adjustments	(5,832)	22,156
Ending balances	742,513	1,190,738
Total equity ending balances	$3,296,156	$3,489,082
Dividends declared per common share	$0.62	$0.62
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,583,630	$9,453,907
Less: accumulated depreciation	(2,712,093)	(2,674,157)
Construction work in progress	250,892	244,750
Net regulated operations plant	7,122,429	7,024,500
Other property and investments, net	144,586	169,397
Current assets:
Cash and cash equivalents	63,099	51,823
Accounts receivable, net of allowance	300,897	234,081
Accrued utility revenue	56,900	88,100
Income taxes receivable, net	115	103
Deferred purchased gas costs	970,339	450,120
Receivable from parent	—	2,130
Prepaid and other current assets	183,455	401,789
Current assets held for sale	26,993	—
Total current assets	1,601,798	1,228,146
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	369,495	370,483
Total noncurrent assets	380,650	381,638
Total assets	$9,249,463	$8,803,681
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	1,624,919	1,622,969
Accumulated other comprehensive loss, net	(38,065)	(38,261)
Retained earnings	1,030,164	935,355
Total equity	2,666,130	2,569,175
Long-term debt, less current maturities	3,497,977	3,251,296
Total capitalization	6,164,107	5,820,471
Current liabilities:
Short-term debt	450,000	225,000
Accounts payable	176,682	497,046
Customer deposits	50,350	51,182
Accrued general taxes	101,579	67,094
Accrued interest	38,489	29,569
Payable to parent	993	—
Other current liabilities	281,597	150,817
Total current liabilities	1,099,690	1,020,708
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	723,205	683,948
Accumulated removal costs	450,000	445,000
Other deferred credits and other long-term liabilities	812,461	833,554
Total deferred income taxes and other credits	1,985,666	1,962,502
Total capitalization and liabilities	$9,249,463	$8,803,681
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Regulated operations revenues	$914,879	$676,539	$2,173,409	$1,676,397
Operating expenses:
Net cost of gas sold	501,169	297,121	993,264	572,007
Operations and maintenance	131,188	119,636	503,480	452,051
Depreciation and amortization	74,650	72,114	265,579	256,814
Taxes other than income taxes	22,740	21,652	84,285	81,308
Total operating expenses	729,747	510,523	1,846,608	1,362,180
Operating income	185,132	166,016	326,801	314,217
Other income and (expenses):
Net interest deductions	(38,622)	(26,610)	(127,892)	(102,004)
Other income (deductions)	18,443	1,315	10,244	(3,794)
Total other income and (expenses)	(20,179)	(25,295)	(117,648)	(105,798)
Income before income taxes	164,953	140,721	209,153	208,419
Income tax expense	30,257	28,926	31,872	28,204
Net income	$134,696	$111,795	$177,281	$180,215
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
Net income	$134,696	$111,795	$177,281	$180,215
Other comprehensive income, net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	—	—	3,099	44,974
Amortization of prior service cost	33	33	133	580
Amortization of net actuarial loss	253	6,616	20,098	32,036
Regulatory adjustment	(90)	(5,523)	(16,024)	(65,273)
Net defined benefit pension plans	196	1,126	7,306	12,317
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	—	416	—	1,655
Net forward-starting interest rate swaps	—	416	—	1,655
Total other comprehensive income, net of tax	196	1,542	7,306	13,972
Comprehensive income	$134,892	$113,337	$184,587	$194,187
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$134,696	$111,795	$177,281	$180,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	74,650	72,114	265,579	256,814
Deferred income taxes	39,194	34,560	47,021	72,845
Gain on sale of property	—	(1,503)	—	(1,503)
Changes in undistributed stock compensation	2,955	3,239	5,492	6,723
Equity AFUDC	—	(76)	76	905
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(66,816)	(55,219)	(76,011)	(50,394)
Accrued utility revenue	31,200	32,900	(4,900)	(1,500)
Deferred purchased gas costs	(520,219)	(76,809)	(602,385)	(129,068)
Accounts payable	(286,164)	(67,584)	24,696	23,256
Accrued taxes	34,473	30,835	25,392	(3,263)
Other current assets and liabilities	351,252	90,558	71,957	(20,731)
Changes in deferred charges and other assets	(12,891)	(6,439)	(8,146)	(21,647)
Changes in other liabilities and deferred credits	(10,942)	(4,033)	(34,599)	(27,637)
Net cash provided by (used in) operating activities	(228,612)	164,338	(108,547)	285,015
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(192,097)	(141,123)	(734,105)	(614,562)
Changes in customer advances	(6,608)	7,693	7,205	19,381
Other	119	(918)	7,954	(829)
Net cash used in investing activities	(198,586)	(134,348)	(718,946)	(596,010)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	—	—	—	156,599
Dividends paid	(32,000)	(29,200)	(125,000)	(114,600)
Issuance of long-term debt, net	297,759	593,862	595,560	891,180
Retirement of long-term debt	—	(25,000)	(250,000)	(25,000)
Change in credit facility and commercial paper	(50,000)	(130,000)	—	(150,000)
Change in short-term debt	(225,000)	—	(250,000)	(17,000)
Issuance of short-term debt	450,000	—	450,000	—
Withholding remittance - share-based compensation	(1,292)	(1,978)	(1,883)	(1,999)
Other	(993)	(489)	(3,961)	(2,104)
Net cash provided by financing activities	438,474	407,195	414,716	737,076

Change in cash and cash equivalents	11,276	437,185	(412,777)	426,081
Cash and cash equivalents at beginning of period	51,823	38,691	475,876	49,795
Cash and cash equivalents at end of period	$63,099	$475,876	$63,099	$475,876
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$29,007	$15,757	$121,230	$99,045
Income taxes paid (received), net	$—	$—	$5	$(13,529)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Common stock shares
Beginning and ending balances	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,622,969	1,618,911
Share-based compensation	1,950	1,705
Ending balances	1,624,919	1,620,616
Accumulated other comprehensive loss
Beginning balances	(38,261)	(46,913)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	196	1,126
FSIRS amounts reclassified to net income, net of tax	—	416
Ending balances	(38,065)	(45,371)
Retained earnings
Beginning balances	935,355	906,827
Net income	134,696	111,795
Share-based compensation	(287)	(445)
Dividends declared to Southwest Gas Holdings, Inc.	(39,600)	(31,000)
Ending balances	1,030,164	987,177
Total Southwest Gas Corporation equity ending balances	$2,666,130	$2,611,534
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. (together with its subsidiaries, the “Company”) is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest” or the “pipeline and storage” segment).
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments (collectively, the “MountainWest sale”). Additionally, the Company determined it will pursue a spin-off of Centuri (the “Centuri spin-off”), to form a new independent publicly traded utility infrastructure services company. The MountainWest sale closed on February 14, 2023. The Centuri spin-off is expected to be completed in the fourth quarter of 2023 or the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. See Note 8 - Dispositions for more information.
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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest (with its subsidiaries) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end 2022 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole during the recently completed quarter, other than the sale of MountainWest, discussed above.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Annual Report to Stockholders, which is incorporated by reference into the 2022 Form 10-K.
In the first quarter of 2023, management identified a misstatement related to its accounting for the cost of gas sold at Southwest, thereby determining that Net cost of gas sold was overstated in 2021 and 2022 by $2.3 million and $5.7 million, respectively. Southwest made an adjustment in the first quarter of 2023 to reduce Net cost of gas sold and to increase its asset balance for Deferred purchased gas cost by $8 million.
Also in the first quarter of 2023, the Company identified an approximately $21 million misstatement related to its initial estimation of the loss recorded upon reclassifying MountainWest as an asset held for sale during the year ended December 31, 2022. Consequently, the impairment loss for the year ended December 31, 2022 was understated by approximately $21 million, which was corrected in the first quarter of 2023.
The Company (and Southwest, with respect to Net cost of gas sold) assessed, both quantitatively and qualitatively, the impact of these items on previously issued financial statements, concluding they were not material to any prior period or the current period financial statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2023	December 31, 2022
Net cash surrender value of COLI policies	$138,689	$136,245
Other property	5,897	33,152
Total Southwest Gas Corporation	144,586	169,397
Non-regulated property, equipment, and intangibles	1,698,327	1,677,218
Non-regulated accumulated provision for depreciation and amortization	(624,693)	(596,518)
Other property and investments	32,107	31,075
Total Southwest Gas Holdings, Inc.	$1,250,327	$1,281,172
Included in the table above are the net cash surrender values of company-owned life insurance (“COLI”) policies. These life insurance policies on members of management and other key employees are used by Southwest to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The term non-regulated in regard to assets and related balances in the table above is in reference to the non-rate regulated operations of Centuri.
Held for sale. The Company and Southwest have classified certain assets associated with its previous corporate headquarters as held for sale during the first quarter of 2023. An agreement for sale was signed in May 2023, subject to certain closing conditions, including possible extension periods. Amounts to be realized above the carrying value are not expected to be material to the financial statements overall. Management determined that the assets met the criteria to be classified as held for sale as of March 31, 2023. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to current assets held for sale on their respective Condensed Consolidated Balance Sheets at March 31, 2023.
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $32.7 million and $30 million of money market fund investments at March 31, 2023 and December 31, 2022, respectively. The money market fund investments for Southwest were $29.6 million at March 31, 2023 and $17.6 million at December 31, 2022, respectively. These investments fall within Level 2 of the fair value hierarchy, due to the asset valuation methods used by money market funds.
Noncash investing activities for the Company and Southwest include capital expenditures that were not yet paid, thereby remaining in accounts payable, the amounts related to which declined by approximately $37.3 million and $34.2 million during the three months ended March 31, 2023, respectively, and increased $5.5 million and $5.7 million during the twelve months ended March 31, 2023, respectively.
Accounts Receivable, net of allowances. Following an earlier moratorium on account disconnections amidst the COVID-19 environment, account collection efforts resumed in 2021 in all jurisdictions in which Southwest operates. Ultimately, some accounts that are receivable at the end of any reporting date may not be collected, and if collection is unsuccessful, such accounts are written off. Estimates as to collectibility are made on an ongoing basis. However, Southwest continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. The cost of gas included in customer rates also influences account balances at each reporting date.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable rate-regulated companies to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
Prepaid and other current assets. Prepaid and other current assets for Southwest include, among other things, materials and operating supplies of $79 million at March 31, 2023 and $77.3 million at December 31, 2022 (carried at weighted average cost). Also included in the balance was $207 million as of December 31, 2022 in accrued purchased gas cost, with no corresponding asset balance as of March 31, 2023.
Goodwill. Goodwill is assessed as of October 1st each year for impairment, or more frequently, if circumstances indicate it may be more likely than not that the fair value of a reporting unit is less than its carrying value. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2022, management qualitatively assessed whether events during the first three months of 2023 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments during first quarter of 2023, no impairment was deemed to have occurred in the continuing segments of the Company. However, there can be no assurances that future assessments of goodwill will not

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

result in an impairment, and various factors, including changes in the business, strategic initiatives, economic conditions, governmental monetary policies, interest rates, or others, on their own or in combination with each other, could result in the fair value of reporting units being lower than their carrying values. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in their respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2022	$11,155	$776,095	$787,250
Foreign currency translation adjustment	—	84	84
March 31, 2023	$11,155	$776,179	$787,334
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.2 million and $41.6 million of dividends declared as of March 31, 2023 and December 31, 2022, respectively. Also included in the balance was $68 million as of March 31, 2023 in accrued purchased gas cost, with no corresponding liability balance as of December 31, 2022.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022	2023	2022
Southwest Gas Corporation:
Change in COLI policies	$2,400	$(2,000)	$(1,000)	$4,100
Interest income	12,471	2,801	25,853	7,198
Equity AFUDC	—	76	(76)	(905)
Other components of net periodic benefit cost	4,959	(188)	4,396	(10,704)
Miscellaneous income and (expense)	(1,387)	626	(18,929)	(3,483)
Southwest Gas Corporation - total other income (deductions)	18,443	1,315	10,244	(3,794)
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(690)	3	284	(16)
Equity AFUDC	82	182	365	182
Equity in earnings of unconsolidated investments	360	515	2,474	749
Miscellaneous income and (expense)	(5)	(651)	(2,467)	303
Corporate and administrative	270	(120)	127	(127)
Southwest Gas Holdings, Inc. - total other income (deductions)	$18,460	$1,244	$11,027	$(2,703)
Included in the table above is the change in cash surrender values of COLI policies (including net death benefits recognized). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender values of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms. Interest income includes carrying charges on regulatory account balances, including deferred purchased gas cost balances, which increased from $368 million as of March 31, 2022 to $970 million as of March 31, 2023. Refer also to Note 2 – Components of Net Periodic Benefit Cost.
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner initially retained a 20% equity interest in that entity, with redemption being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreeing once again to a 5% redemption (of the 15% then remaining), and to thereby reduce the noncontrolling interest to 10% under the terms of the original agreement. As a result of this most recent election, Centuri accrued $39.9 million as of March 31, 2023, which was paid to the previous owner of Linetec in April 2023. The impact of this transaction has been excluded from the Company’s Condensed Consolidated Statement of Cash Flows for

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

2023 due to its noncash nature in advance of the April 2023 payment. The remaining balance continuing to be redeemable as of March 31, 2023 is 10% under the terms of the original agreement, with Centuri now owning a 90% stake in Linetec.
Certain members of Riggs Distler management have a 1.42% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased approximately $5.8 million during the three months ended March 31, 2023, notwithstanding the change resulting from the partial redemption noted above. Valuation adjustments also impact retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but do not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2022	$146,765	$12,584	$159,349
Net income attributable to redeemable noncontrolling interests	1,683	56	1,739
Redemption value adjustments	5,832	—	5,832
Redemption of equity interest from noncontrolling party	(39,894)	—	(39,894)
Balance, March 31, 2023	$114,386	$12,640	$127,026
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

	Three Months Ended March 31,		Twelve Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Weighted average basic shares	68,265	60,737	67,413	59,919
Effect of dilutive securities:
Restricted stock units (1)(2)	154	117	—	125
Weighted average diluted shares	68,419	60,854	67,413	60,044
(1) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares during the twelve months ended March 31, 2023 is 166,000.
(2) The number of securities included 132,000 and 112,000 performance shares during the three months ended March 31, 2023 and 2022, and 149,000 and 114,000 performance shares during the twelve months ended March 31, 2023 and 2022, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.

Income Taxes. The Company’s effective tax rate was 37.6% for the three months ended March 31, 2023, compared to 19.9% for the corresponding period in 2022. The effective tax rate increase was primarily due to the MountainWest sale, and includes the impact of book versus tax basis differences related to the transaction (See Note 8 - Dispositions).
Southwest’s effective tax rate was 18.3% for the three months ended March 31, 2023, compared to 20.6% in the prior year quarter. These amounts varied from the statutory rate primarily as the result of the amortization of excess deferred income taxes.
In April 2023, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company and Southwest are currently reviewing this revenue procedure to determine the potential impact on their financial position, results of operations, and cash flows.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Recent Accounting Standards Updates.
Accounting pronouncements effective or adopted in 2023:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The update provides optional guidance for a limited time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting, including when modifying a contract (during the eligibility period covered by the update to the topic) to replace a reference rate affected by reference rate reform. The update applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The update provides deferral of the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Management will continue to monitor the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures, and will reflect such appropriately, in the event that the optional guidance is elected. See also LIBOR discussion in Note 5 – Debt.
There are no other recently issued accounting standards updates that are expected to be adopted or material to Southwest or the Company effective in 2023 or thereafter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees for employees hired before 2022 and a separate unfunded supplemental retirement plan (“SERP”), which is limited to officers also hired before 2022. Southwest also provides limited postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.
The service cost component of net periodic benefit costs included in the table below is a component of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of service cost to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily operations and maintenance expense, net regulated operations plant, and deferred charges and other assets for both the Company and Southwest. The other components of net periodic benefit cost are reflected in Other income (deductions) on the Condensed Consolidated Statements of Income of each entity. Variability in total net periodic benefit cost between periods, especially with regard to the Qualified Retirement Plan, is subject to changes in underlying actuarial assumptions between periods, notably the discount rate.

	Qualified Retirement Plan
	March 31,
	Three Months		Twelve Months
	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$6,460	$11,028	$39,542	$41,897
Interest cost	14,791	11,251	48,546	41,575
Expected return on plan assets	(21,015)	(19,978)	(80,950)	(74,242)
Amortization of net actuarial loss	84	8,117	24,435	39,583
Net periodic benefit cost	$320	$10,418	$31,573	$48,813

	SERP
	March 31,
	Three Months		Twelve Months
	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$62	$106	$380	$501
Interest cost	531	360	1,612	1,433
Amortization of net actuarial loss	249	588	2,011	2,570
Net periodic benefit cost	$842	$1,054	$4,003	$4,504

	PBOP
	March 31,
	Three Months		Twelve Months
	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$317	$485	$1,773	$1,753
Interest cost	825	613	2,664	2,258
Expected return on plan assets	(606)	(807)	(3,027)	(3,236)
Amortization of prior service costs	44	44	175	763
Net periodic benefit cost	$580	$335	$1,585	$1,538

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment. Centuri encompasses the utility infrastructure services segment. MountainWest, commencing January 2022 (following its acquisition) and until its sale in mid-February 2023, encompassed the pipeline and storage segment.
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022	2023	2022
Residential	$739,313	$514,586	$1,549,521	$1,147,055
Small commercial	174,184	123,984	428,720	312,800
Large commercial	31,091	20,161	96,164	64,859
Industrial/other	21,114	9,972	62,036	38,515
Transportation	30,543	26,632	104,553	94,336
Revenue from contracts with customers	996,245	695,335	2,240,994	1,657,565
Alternative revenue program revenues (deferrals)	(86,204)	(23,499)	(81,183)	6,055
Other revenues (1)	4,838	4,703	13,598	12,777
Total Regulated operations revenues	$914,879	$676,539	$2,173,409	$1,676,397
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms. Also includes the impacts of a temporary moratorium on late fees and disconnection for nonpayment during the COVID-19 pandemic.
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022	2023	2022
Service Types:
Gas infrastructure services	$297,408	$260,682	$1,568,544	$1,341,185
Electric power infrastructure services	233,640	181,968	829,796	613,209
Other	122,245	81,227	491,403	364,169
Total Utility infrastructure services revenues	$653,293	$523,877	$2,889,743	$2,318,563

	Three Months Ended March 31,		Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022 *	2023	2022*
Contract Types:
Master services agreement	$547,606	$445,345	$2,444,481	$1,804,643
Bid contract	105,687	78,532	445,262	513,920
Total Utility infrastructure services revenues	$653,293	$523,877	$2,889,743	$2,318,563

Unit price contracts	$328,527	$302,523	$1,634,135	$1,437,156
Fixed price contracts	166,915	86,537	578,417	319,685
Time and materials contracts	157,851	134,817	677,191	561,722
Total Utility infrastructure services revenues	$653,293	$523,877	$2,889,743	$2,318,563
*The Company identified a misstatement in the first quarter 2022 disclosure which resulted in an understatement of $88.8 million in the master services agreement category and an overstatement by the same amount in the bid contract category. Management concluded this

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

item was not material to the previously issued financial statements and revised the disclosures for the three- and twelve- months ended March 31, 2022.
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of March 31, 2023 and December 31, 2022 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2023	December 31, 2022
Contracts receivable, net	$322,558	$394,022
Revenue earned on contracts in progress in excess of billings	279,624	238,059
Amounts billed in excess of revenue earned on contracts	39,595	35,769
The revenue earned on contracts in progress in excess of billings (contract asset) primarily relates to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned (contract liability) primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2022 to March 31, 2023 increased due to amounts received for services not yet performed, net of revenue recognized.
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
As of March 31, 2023, Centuri had 62 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2023 was $458.2 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2023	December 31, 2022
Billed on completed contracts and contracts in progress	$325,528	$395,771
Other receivables	1,738	2,569
Contracts receivable, gross	327,266	398,340
Allowance for doubtful accounts	(4,708)	(4,318)
Contracts receivable, net	$322,558	$394,022
Pipeline and Storage Segment:
MountainWest Regulated operations revenues on the Condensed Consolidated Statements of Income of the Company include revenue from contracts with customers, which is shown below, disaggregated by categories of sales and service activities. The information for 2023 reflects activity from January 1, 2023 through February 13, 2023 (the last full day of ownership).

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Regulated gas transportation and storage revenues	$34,225	$61,977
NGL revenues	441	1,493
Other revenues	466	3,479
Revenue from contracts with customers	35,132	66,949
Other revenues	—	44
Total Regulated operations revenues	$35,132	$66,993

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity under the Equity Shelf Program during the quarter ended March 31, 2023. The following table provides the life-to-date activity under that program through March 31, 2023:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of March 31, 2023, the Company had approximately $342 million in common stock available for sale under the program.
In March 2023, the Company issued, through a separate prospectus supplement under the Universal Shelf, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to the Company of $238.4 million, net of an underwriter’s discount of $8.3 million and estimated expenses of the offering. Approximately $140 million (2.3 million shares) of the offering was purchased by certain funds affiliated with Carl C. Icahn, a significant stockholder beneficially owning more that 10% of the outstanding stock of the Company. The Company used the net proceeds to repay outstanding amounts under the Company’s credit facility, with the remaining proceeds used to pay off residual amounts outstanding under the loan entered into in November 2021 in connection with the acquisition of MountainWest and the remainder, for working capital and general corporate purposes.
During the three months ended March 31, 2023, the Company issued approximately 54,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the three months ended March 31, 2023, the Company issued 46,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $2.7 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$125,376	$125,000	$113,184
Notes, 4.05%, due 2032	600,000	552,972	600,000	527,052
Notes, 4.875%, due 2043	250,000	210,990	250,000	195,703
Notes, 3.8%, due 2046	300,000	229,644	300,000	209,169
Notes, 3.7%, due 2028	300,000	282,960	300,000	275,043
Notes, 5.45%, due 2028	300,000	303,159	—	—
Notes, 4.15%, due 2049	300,000	238,821	300,000	218,712
Notes, 2.2%, due 2030	450,000	372,380	450,000	353,763
Notes, 3.18%, due 2051	300,000	198,390	300,000	185,523
Notes, 5.8%, due 2027	300,000	310,653	300,000	305,913
8% Series, due 2026	75,000	80,121	75,000	80,027
Medium-term notes, 7.92% series, due 2027	25,000	27,069	25,000	26,840
Medium-term notes, 6.76% series, due 2027	7,500	7,803	7,500	7,662
Unamortized discount and debt issuance costs	(32,893)		(29,471)
	3,299,607		3,003,029
Revolving credit facility and commercial paper	—	—	50,000	50,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,630)		(1,733)
	198,370		198,267
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	$3,497,977		$3,251,296
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	$1,002,825	$997,832	$1,008,550	$995,852
Centuri secured revolving credit facility	19,212	19,297	81,955	82,315
Other debt obligations	119,362	112,863	126,844	118,314
Unamortized discount and debt issuance costs	(19,869)		(20,789)
Less: current maturities	(41,907)		(44,557)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,577,600		$4,403,299

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2023, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At March 31, 2023, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility are based on SOFR, plus an applicable margin; the term loan facility is based on LIBOR, plus an applicable margin. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at March 31, 2023 totaled $2.4 billion. At March 31, 2023, $1.022 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.450% Senior Notes (the “March 2023 Notes”). The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under its credit facility and the remainder for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement that matures in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its $450 million 364-day term loan entered into in January 2023 (discussed below), with the remainder of the equity contribution used for working capital and general corporate purposes.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin. There was $18 million outstanding under this credit facility as of March 31, 2023.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at March 31, 2023.
In March 2022, Southwest amended its $250 million Term Loan (the “March 2021 Term Loan”), extending the maturity date to March 21, 2023 and replacing LIBOR interest rate benchmarks with SOFR interest rate benchmarks. The proceeds were originally used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. During the first quarter of 2023, the March 2021 Term Loan was repaid in full by use of Southwest’s credit facility, prior to the issuance of the March 2023 Notes, proceeds from which were used to pay down indebtedness then outstanding under the credit facility, as indicated.
On September 26, 2022, Southwest Gas Holdings, Inc. entered into Amendment No. 1 to the 364-day Term Loan Credit Agreement, initially borrowed to fund the acquisition of the equity interests in MountainWest, of which $1.147 billion was outstanding as of December 31, 2022. The Credit Agreement initially provided for a $1.6 billion delayed-draw term loan (the “Term Loan Facility”). In connection with the close of the MountainWest sale on February 14, 2023, $1.075 billion of the proceeds were used to pay down the Term Loan Facility. During the first quarter of 2023, the Company paid down the remaining balance of the Term Loan Facility of approximately $72 million.
In January 2023, Southwest entered into a 364-day $450 million term loan agreement. Southwest initially used the proceeds to fund higher than expected natural gas costs for the November 2022 through March 2023 winter period, caused by numerous market forces, including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region. As indicated above, the term loan was repaid in full on April 17, 2023.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

LIBOR
Certain rates established at LIBOR were scheduled to be discontinued after 2021 as part of reference rate reform, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of March 31, 2023, the Company had $1.003 billion in outstanding borrowings under Centuri’s term loan facility with reference to LIBOR. Southwest and Southwest Gas Holdings, Inc. had no outstanding borrowings or variable rate debt agreements with reference to LIBOR as of March 31, 2023.
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
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(11)	$33
Amortization of net actuarial (gain)/loss	333	(80)	253	8,705	(2,089)	6,616
Regulatory adjustment	(119)	29	(90)	(7,268)	1,745	(5,523)
Pension plans other comprehensive income (loss)	258	(62)	196	1,481	(355)	1,126
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	545	(129)	416
FSIRS other comprehensive income (loss)	—	—	—	545	(129)	416
Total other comprehensive income (loss) - Southwest Gas Corporation	258	(62)	196	2,026	(484)	1,542
Foreign currency translation adjustments:
Translation adjustments	97	—	97	1,247	—	1,247
Foreign currency other comprehensive income (loss)	97	—	97	1,247	—	1,247
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$355	$(62)	$293	$3,273	$(484)	$2,789

	Twelve Months Ended March 31, 2023			Twelve Months Ended March 31, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$4,079	$(980)	$3,099	$59,176	$(14,202)	$44,974
Amortization of prior service cost	175	(42)	133	763	(183)	580
Amortization of net actuarial (gain)/loss	26,446	(6,348)	20,098	42,153	(10,117)	32,036
Regulatory adjustment	(21,083)	5,059	(16,024)	(85,887)	20,614	(65,273)
Pension plans other comprehensive income (loss)	9,617	(2,311)	7,306	16,205	(3,888)	12,317
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	2,175	(520)	1,655
FSIRS other comprehensive income (loss)	—	—	—	2,175	(520)	1,655
Total other comprehensive income (loss) - Southwest Gas Corporation	9,617	(2,311)	7,306	18,380	(4,408)	13,972
Foreign currency translation adjustments:
Translation adjustments	(7,283)	—	(7,283)	444	—	444
Foreign currency other comprehensive income (loss)	(7,283)	—	(7,283)	444	—	444
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,334	$(2,311)	$23	$18,824	$(4,408)	$14,416
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2023

The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)	$(5,981)	$—	$(5,981)	$(44,242)
Translation adjustments	—	—	—	97	—	97	97
Other comprehensive income (loss) before reclassifications	—	—	—	97	—	97	97
Amortization of prior service cost (1)	44	(11)	33	—	—	—	33
Amortization of net actuarial loss (1)	333	(80)	253	—	—	—	253
Regulatory adjustment (2)	(119)	29	(90)	—	—	—	(90)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	258	(62)	196	97	—	97	293
Ending Balance AOCI March 31, 2023	$(50,084)	$12,019	$(38,065)	$(5,884)	$—	$(5,884)	$(43,949)
(1)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(2)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).
(3)Tax amounts are calculated using a 24% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (6)	After-Tax
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)
Amortization of prior service cost (4)	44	(11)	33
Amortization of net actuarial loss (4)	333	(80)	253
Regulatory adjustment (5)	(119)	29	(90)
Net current period other comprehensive income attributable to Southwest Gas Corporation	258	(62)	196
Ending Balance AOCI March 31, 2023	$(50,084)	$12,019	$(38,065)
(4)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).
(5)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest’s Condensed Consolidated Balance Sheets).
(6)Tax amounts are calculated using a 24% rate.
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	March 31, 2023	December 31, 2022
Net actuarial loss	$(359,780)	$(360,113)
Prior service cost	(1,309)	(1,353)
Less: amount recognized in regulatory assets	311,005	311,124
Recognized in AOCI	$(50,084)	$(50,342)

Note 7 – Segment Information
The Company had three reportable segments during the first quarter, prior to the MountainWest sale. Southwest comprises the natural gas distribution segment, Centuri comprises the utility infrastructure services segment, and MountainWest comprised the pipeline and storage segment. As a result of the MountainWest sale in February 2023, the information for 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2023	December 31, 2022
Centuri accounts receivable for services provided to Southwest	$14,966	$18,067
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

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended March 31, 2023
Revenues from external customers	$914,879	$624,489	$35,132	$—	$1,574,500
Intersegment revenues	—	28,804	—	—	28,804
Total	$914,879	$653,293	$35,132	$—	$1,603,304
Segment net income (loss)	$134,696	$(11,872)	$(16,288)	$(60,625)	$45,911

Three Months Ended March 31, 2022
Revenues from external customers	$676,539	$495,544	$66,993	$—	$1,239,076
Intersegment revenues	—	28,333	—	—	28,333
Total	$676,539	$523,877	$66,993	$—	$1,267,409
Segment net income (loss)	$111,795	$(23,486)	$16,930	$(9,061)	$96,178

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended March 31, 2023
Revenues from external customers	$2,173,409	$2,754,614	$232,752	$—	$5,160,775
Intersegment revenues	—	135,129	—	—	135,129
Total	$2,173,409	$2,889,743	$232,752	$—	$5,295,904
Segment net income (loss)	$177,281	$13,679	$(316,951)	$(127,566)	$(253,557)

Twelve Months Ended March 31, 2022
Revenues from external customers	$1,676,397	$2,212,087	$66,993	$—	$3,955,477
Intersegment revenues	—	106,476	—	—	106,476
Total	$1,676,397	$2,318,563	$66,993	$—	$4,061,953
Segment net income (loss)	$180,215	$17,793	$16,930	$(35,274)	$179,664
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three-month period ended March 31, 2023 include, among other things, additional amounts related to commitments under the sale agreement with Williams in regard to MountainWest, including a charge of $28.4 million from the post-closing rate case settlement agreement for MountainWest Overthrust Pipeline (pending Federal Energy Regulatory Commission (the “FERC” approval)); and an additional $21 million reflects the final accrued post-closing payment of $7.4 million related to cash and net working capital balances above/below a contract benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. The post-closing payment of $7.4 million will effectively return approximately the same amount initially paid by Williams to the Company at closing. Other corporate and administrative amounts during this same quarter also reflect residual costs associated with or as a result of the MountainWest sale, as well as $12 million of interest expense, primarily under the loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest prior to it being paid in full in March 2023 (including $2.5 million in debt issuance costs written off when the debt was repaid). The twelve-month period ended March 31, 2023 included more than $47 million of interest expense under the aforementioned MountainWest acquisition loan, the other items noted above, as well as $35 million in combined costs associated with stockholder activism and the associated proxy contest, the May 2022 settlement with the Icahn group, and costs of a strategic review initiative initiated in 2022. The amounts related to the MountainWest sale, including the rate case settlement, and post-closing adjustments, are included in Goodwill impairment and loss on sale on the Company’s Condensed Consolidated Statement of Income.
Note 8 - Dispositions
Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest sale closed on February 14, 2023. The Company is expected to provide certain services to Williams under a transition services agreement for a brief period, generally not beyond six months from the sale closing date. Additionally, the Company determined it will pursue a spin-off of Centuri to form a new independent publicly traded utility infrastructure services company. The Centuri spin-off is currently expected to be completed by the fourth quarter of 2023 or the end of the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. The separation of Centuri will be subject to, among other things, finalizing the transaction structure, final approval by the Board, approval by the Arizona Corporation Commission (the “ACC”), the receipt of a favorable private letter ruling by the IRS relating to the tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The application for the private letter ruling was filed with the IRS in March 2023 and the application to the ACC was filed in April 2023.
The fair value of the MountainWest assets held-for-sale was previously estimated based on the preliminary closing statement and subject to certain adjustments, including a post-closing payment between the parties related to final working capital balances. The amount of the post-closing payment was finalized in May 2023, prior to the issuance of these financial statements. The Company recognized an additional loss on sale of approximately $21 million during the quarter ended March 31, 2023. This reflects the accrued post-closing payment of $7.4 million related to cash and net working capital balances above/below a contractual benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. The post-closing payment of $7.4 million will effectively return approximately the same amount initially paid by Williams to the Company at closing.
As referred to in Note 7 – Segment Information, on September 22, 2022, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). Unless earlier settled by the parties, a hearing on the matter was to commence on August 1, 2023 with an initial decision from the presiding administrative law judge due by November 14, 2023. Under the terms of the purchase and sale agreement entered into in connection with the MountainWest sale, the Company is obligated, for a period of four years following the closing of the MountainWest sale, to indemnify Williams and MountainWest for any damages and liabilities resulting from the Section 5 Rate Case, including any reduction to the current applicable rate, up to a cap of $75 million. Williams agreed not to enter into any settlement of the Section 5 Rate Case that would result in damages being paid by the Company under the indemnity arrangement without prior written consent of the Company. In March 2023, the parties agreed to a settlement, which is pending approval by the FERC. As a result, the Company recorded an additional estimated loss of $28.4 million from the disposal of MountainWest in the first quarter of 2023, which is included in Goodwill impairment and loss on sale in the Company’s Condensed Consolidated Statement of Income. Other contingent commitments were part of the agreement as well, which are currently expected to be immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment), and until February 14, 2023, all of the common stock of MountainWest Pipelines Holding Company (“MountainWest,” or the “pipeline and storage” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments (collectively, the “MountainWest sale”). The MountainWest sale closed on February 14, 2023. Additionally, the Company determined it will pursue a spin-off of Centuri (the “Centuri spin-off”), to form a new independent publicly traded utility infrastructure services company. The Centuri spin-off is currently expected to be completed in the fourth quarter of 2023 or the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. The Centuri spin-off will be subject to, among other things, finalizing the transaction structure, final approval by the Board, approval by the Arizona Corporation Commission (the “ACC”), the receipt of a favorable Internal Revenue Service (“IRS”) private letter ruling relating to the tax-free nature of the transaction, and the effectiveness of a registration statement that will be filed with the U.S. Securities and Exchange Commission (the “SEC”). The application for the private letter ruling was filed with the IRS in March 2023 and the application to the ACC was filed in April 2023. See Note 8 - Dispositions for more information.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona and Nevada, and distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest operates two regulated interstate pipelines serving portions of Southwest’s service territories.
As of March 31, 2023, Southwest had 2,206,000 residential, commercial, industrial, and other natural gas customers, of which 1,182,000 customers were located in Arizona, 819,000 in Nevada, and 205,000 in California. Over the past twelve months, first-time meter sets were approximately 42,000, compared to 38,000 for the twelve months ended March 2022. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2023, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 11% in California. During this same period, Southwest earned 84% of its operating margin from residential and small commercial customers, 5% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 83 primary locations across 45 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement projects throughout the U.S. Likewise, there has been similar attention placed on electric grid modernization through national infrastructure legislation and related initiatives. The Department of Energy estimates more than 70% of the nation’s grid transmission lines and power transformers are over 25 years old, creating vulnerability exacerbated by seasonal storm and extreme weather events. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, Centuri may be engaged to perform restoration activities related to above-ground utility infrastructure, and related results impacts are not solely within the control of management. In addition, in certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.
MountainWest, which was sold on February 14, 2023, is an interstate natural gas transmission pipeline company that provides transportation and underground storage services to customers in Utah, Wyoming, and Colorado. During the period of ownership by the Company, its operations included a substantial portion of its revenue being derived from reservation charges, with variable rates also included as part of its primarily rate-regulated rate structures.
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Certain of these impacts may be more predominant in certain of our operations, such as with regard to fuel costs for work equipment and skilled/trade labor costs at Centuri.
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A included in the 2022 Annual Report to Stockholders, which is incorporated by reference into Southwest’s and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K), in addition to the Risk Factors included in these documents, and as updated from time to time.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of the MD&A.
Summary Operating Results

	Period Ended March 31,
	Three Months		Twelve Months
(In thousands, except per share amounts)	2023	2022	2023	2022
Contribution to net income (loss)
Natural gas distribution	$134,696	$111,795	$177,281	$180,215
Utility infrastructure services	(11,872)	(23,486)	13,679	17,793
Pipeline and storage	(16,288)	16,930	(316,951)	16,930
Corporate and administrative	(60,625)	(9,061)	(127,566)	(35,274)
Net income (loss)	$45,911	$96,178	$(253,557)	$179,664

Weighted average common shares	68,265	60,737	67,413	59,919
Basic earnings (loss) per share
Consolidated	$0.67	$1.58	$(3.76)	$3.00

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$259,364	$233,882	$597,222	$571,051
Plus:
Operations and maintenance (excluding Admin. & General) expense	79,696	73,422	317,344	276,525
Depreciation and amortization expense	74,650	72,114	265,579	256,814
Operating margin	$413,710	$379,418	$1,180,145	$1,104,390

1st Quarter 2023 Overview
Southwest Gas Holdings highlights include the following:
•Completed the MountainWest sale and paid down the remaining balance of the term loan used to initially fund the MountainWest acquisition
•Corporate and administrative expenses include additional loss on sale of MountainWest, including $28.4 million MountainWest Overthrust Pipeline settlement (pending FERC approval), and interest on the aforementioned MountainWest acquisition term loan
•Issued 4.1 million shares of common stock for net proceeds of $238.4 million
Natural gas distribution highlights include the following:
•42,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $34 million in the first quarter of 2023, including Arizona rate relief
•$192 million capital investment during the quarter
•COLI results increased $4.4 million compared to the prior-year quarter
Utility infrastructure services highlights include the following:
•Record revenues of $653 million in the first quarter of 2023, an increase of $129 million, or 25%, compared to the first quarter of 2022
•Signed over $311 million of offshore wind and large gas customer contracts
•Costs continued to be impacted by inflation, including higher fuel, subcontractor, and equipment rental costs

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$914,879	$676,539
Net cost of gas sold	501,169	297,121
Operating margin	413,710	379,418
Operations and maintenance expense	131,188	119,636
Depreciation and amortization	74,650	72,114
Taxes other than income taxes	22,740	21,652
Operating income	185,132	166,016
Other income (deductions)	18,443	1,315
Net interest deductions	(38,622)	(26,610)
Income before income taxes	164,953	140,721
Income tax expense	30,257	28,926
Contribution to consolidated results	$134,696	$111,795
Results from natural gas distribution operations improved $23 million between the first quarters of 2023 and 2022. The improvement was primarily due to an increase in Operating margin and Other income (deductions), offset by an increase in Operations and maintenance, Depreciation and amortization, and Net interest deductions.
Operating margin increased $34.3 million quarter over quarter. Approximately $5 million of incremental margin was attributable to customer growth, including 42,000 first-time meter sets during the last twelve months. Combined rate relief added approximately $14 million of combined margin. Amounts collected from customers associated with previously unrecovered Vintage Steel Pipe (“VSP”) and Customer-Owned Yard Line (“COYL”) programs in Arizona ($4 million) also contributed to the improvement. Additionally, an $8 million out-of-period adjusting entry in the current quarter was made, which reduced Net cost of gas sold (See Basis of Presentation in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q). Other differences include customer-provided fuel required for pipeline operations (offset in Operations and maintenance expense), and miscellaneous revenue and margin from customers outside the decoupling mechanisms.
Operations and maintenance expense increased $11.6 million between quarters, including approximately $4 million in fuel-related costs ($3 million of which is customer-provided fuel for pipeline operations, discussed above), $1.7 million in combined leak survey and line locating costs, $2.6 million primarily related to outside services/contractor costs in various areas of the business, as well as increases in insurance related claims ($1 million).
Depreciation and amortization expense increased $2.5 million, or 4%, between quarters, primarily due to a $533 million, or 6%, increase in average gas plant in service since the corresponding first quarter of 2022, offset by $647,000 in reduced amortization expense related to regulatory account balances. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income increased $17 million. Interest income increased $9.7 million between quarters related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which increased from $368 million existing as of March 31, 2022 to $970 million existing as of March 31, 2023. The non-service-related components of employee pension and other postretirement benefit costs decreased $5.3 million between quarters. Southwest also recognized a $4.4 million increase in COLI results in the current quarter compared to the comparable quarter in the prior year.
Net interest deductions increased $12 million in the first quarter of 2023, as compared to the prior-year quarter, primarily due to interest associated with $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and $300 million of Senior Notes issued in March 2023. Additionally, increased interest resulted from an increase in short-term debt, including a $450 million term loan issued in January 2023 (paid off in full in April 2023).

Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$2,173,409	$1,676,397
Net cost of gas sold	993,264	572,007
Operating margin	1,180,145	1,104,390
Operations and maintenance expense	503,480	452,051
Depreciation and amortization	265,579	256,814
Taxes other than income taxes	84,285	81,308
Operating income	326,801	314,217
Other income (deductions)	10,244	(3,794)
Net interest deductions	(127,892)	(102,004)
Income before income taxes	209,153	208,419
Income tax expense	31,872	28,204
Contribution to consolidated results	$177,281	$180,215
Contribution to consolidated net income from natural gas distribution operations decreased approximately $3 million between the twelve-month periods ended March 2023 and 2022. The decline was due primarily to increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions, offset by an increase in Operating margin and Other income.
Operating margin increased $76 million between periods. Customer growth provided $15 million, and combined rate relief provided $27 million of incremental operating margin. Also contributing to the increase were customer late fees that were $2.4 million greater in the current period due to lifting the earlier moratorium on such fees in all jurisdictions. Approved VSP and COYL revenue in Arizona also contributed to the improvement between periods ($21 million). The $8 million out-of-period adjustment to Net cost of gas sold, noted earlier, also contributed to the increase. Offsetting these increases were lower recoveries associated with regulatory account balances ($4 million); an associated comparable decrease is also reflected in amortization expense between periods (discussed below).
Operations and maintenance expense increased $51 million between periods. In addition to general inflationary impacts and labor market challenges overall, specific increases include pipeline integrity, reliability, line location, and engineering services costs ($12 million), increased cost of fuel (nearly $8 million, almost half of which is used in our operations), an increase in the reserve for customer accounts deemed uncollectible ($7.8 million), approximately $8 million in contractor/professional services in various areas of the business, higher legal and claim-related costs ($6 million), employee travel and training costs ($2.5 million), and higher labor-related costs ($2.6 million).
Depreciation and amortization expense increased $8.8 million, or 3%, between periods primarily due to a $531 million, or 6%, increase in average gas plant in service since the corresponding period in the prior year, offset by a reduction ($4 million) in amortization of regulatory account balances, as discussed in regard to Operating margin above. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income increased $14 million between the twelve-month periods of 2023 and 2022. Interest income increased $18.7 million between periods related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which have increased substantially since the comparable period in the the prior year. Non-service-related components of employee pension and other postretirement benefit costs decreased $15.1 million between periods. Offsetting these impacts was a $5.1 million decline in COLI results between periods, a $9 million reserve for a software project deemed non-recoverable from utility operations, and a $3 million market adjustment on other property in 2022.
Net interest deductions increased $26 million between periods primarily due to $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and, to a lesser extent, $300 million of Senior Notes issued in March 2023. Other impacts include increased interest associated with a higher amount of short-term debt and higher rates on variable-rate debt overall, including under Southwest’s credit facility.

Income tax expense increased $3.7 million between the twelve-month periods ended March 31, 2023 and 2022, primarily due to amortization of excess accumulated deferred income taxes (“EADIT”) ($5.3 million), changes in Arizona and California state apportionment percentages of $3.2 million, and return to provision differences of $5.1 million. Income tax expense in both periods reflects that COLI results are recognized without tax consequences.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$653,293	$523,877
Operating expenses:
Utility infrastructure services expenses	603,680	503,232
Depreciation and amortization	37,870	37,612
Operating income (loss)	11,743	(16,967)
Other income (deductions)	(680)	(486)
Net interest deductions	22,376	11,131
Loss before income taxes	(11,313)	(28,584)
Income tax benefit	(1,180)	(6,170)
Net loss	(10,133)	(22,414)
Net income attributable to noncontrolling interests	1,739	1,072
Contribution to consolidated results	$(11,872)	$(23,486)
Utility infrastructure services revenues increased $129.4 million in the first quarter of 2023 when compared to the prior-year quarter, driven primarily by a $51.7 million increase in electric infrastructure revenues and a $43.3 million increase in offshore wind revenue, which is reflected as a component of other revenues (refer to Note 3 – Revenue in this Quarterly Report on Form 10-Q). Offshore wind revenue stems from three multi-year contracts whereby Riggs Distler provides materials, subcontracts manufacturing, and self performs fabrication and assembly of secondary steel components onshore, with delivery at a port facility. The increase in electric infrastructure services revenues was due to growth from both new and existing customers as well as revenues of $30.6 million from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $14.1 million in storm restoration work in the prior-year quarter. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The current quarter also included increased gas infrastructure services revenues of $36.7 million primarily resulting from $29.7 million of revenue related to a new bid contract that commenced during the first quarter of 2023, as well as favorable weather in several operating locations, which allowed projects in those areas to be completed during an otherwise seasonally slow period.
Utility infrastructure services expenses increased $100.4 million in the first quarter of 2023 when compared to the prior year quarter, driven primarily by a higher volume of work. Subcontractor costs increased during the first quarter of 2023 compared to the prior-year quarter primarily due to increased work under offshore wind projects. Despite continued inflationary pressures, operating margin in the first quarter of 2023 improved due to changes in the mix of work and increased operating efficiencies related to emergency restoration services, as well as favorable weather conditions in other locations. Also included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $0.1 million between quarters due to the full integration of Riggs Distler as well as the impact of cost saving measures implemented in 2022. Gains on sale of equipment in the first quarter of 2023 and 2022 (reflected as an offset to Utility infrastructure services expenses) were approximately $661,000 and $413,000, respectively.
The increase in net interest deductions of $11.2 million was primarily due to higher interest rates on outstanding variable-rate borrowings.
Income tax benefit decreased $5 million between quarters, primarily due to a reduction in pre-tax loss in 2023 and changes in state apportionment rates.

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended March 31,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$2,889,743	$2,318,563
Operating expenses:
Utility infrastructure services expenses	2,629,766	2,123,085
Depreciation and amortization	155,611	130,511
Operating income	104,366	64,967
Other income (deductions)	(1,081)	683
Net interest deductions	72,616	30,508
Income before income taxes	30,669	35,142
Income tax expense	10,717	11,406
Net income	19,952	23,736
Net income attributable to noncontrolling interests	6,273	5,943
Contribution to consolidated results	$13,679	$17,793
Utility infrastructure services revenues increased $571.2 million in the current twelve-month period compared to the corresponding period of 2022, including a $408.4 million increase at Riggs Distler (acquired in August 2021), of which $132.9 million related to offshore wind projects that are reflected as a component of other revenues. Revenues from electric infrastructure services overall increased $216.6 million in the current twelve-month period when compared to the prior year, with $125.6 million attributable to Riggs Distler. Included in the incremental electric infrastructure revenues during the twelve-month period of 2023 was $86.1 million from emergency restoration services following storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, as compared to $70.5 million in similar services during the twelve-month period in 2022. The remaining increase in revenue was attributable to continued growth with existing gas infrastructure customers under master service and bid agreements.
Utility infrastructure services expenses increased $506.7 million between periods. The overall increase included $373.7 million from Riggs Distler, and incremental costs related to the generally higher volume of work. Changes in the mix of work caused by customers’ supply chain challenges, as well as inflation, led to higher input costs including fuel and subcontractor expenses, as well as increased project-related travel and equipment rental costs incurred to fulfill electric infrastructure services. A loss of $7.5 million was incurred on a gas infrastructure bid project during the current twelve-month period due to higher costs than anticipated and scheduling delays. General and administrative costs, included in total Utility infrastructure services expenses, decreased approximately $3.4 million between comparative periods attributable to $13.9 million of professional fees incurred during the twelve-month period of 2022 in connection with the Riggs Distler acquisition that did not recur in 2023, offset by $6.1 million of strategic review and severance costs incurred in the current twelve-month period. Other administrative costs increased due to the growth in the business, including incremental costs incurred by Riggs Distler. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $6.6 million and $5.8 million for the twelve-month periods of 2023 and 2022, respectively.
Depreciation and amortization expense increased $25.1 million between the current and prior-year twelve-month periods, of which $23.3 million relates to Riggs Distler.
Net interest deductions increased $42.1 million between periods due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility which funded the 2021 acquisition of Riggs Distler, in addition to higher interest rates on outstanding variable-rate borrowings.

Results of Pipeline and Storage
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$35,132	$66,993
Operating expenses:
Net cost of gas sold	6,368	1,797
Operations and maintenance expense	11,378	24,312
Depreciation and amortization	—	12,920
Taxes other than income taxes	1,490	3,164
Goodwill impairment	21,215	—
Operating income (loss)	(5,319)	24,800
Other income (deductions)	486	543
Net interest deductions	2,200	4,382
Income (loss) before income taxes	(7,033)	20,961
Income tax expense	9,255	4,031
Contribution to consolidated results	$(16,288)	$16,930
Operating results for the pipeline and storage segment for the first quarter of 2023 reflect activity from January 1, 2023 through February 13, 2023 (the last full day of ownership by the Company). Operating results included rate-regulated transmission and subscription storage revenues of $34 million and $62 million during the three months ended March 31, 2023 and 2022, respectively. Operating expenses include $2.6 million during the current quarter related to integration/stand-up costs leading up to the sale date. Depreciation and amortization was not recorded in 2023 as MountainWest was classified as held for sale during the holding period. Income tax expense includes the impact of book versus tax basis differences related to the sale completed in 2023. A discussion of the twelve months ended March 31, 2023 to the comparable prior-year period is omitted as the Company owned MountainWest for only three months of the twelve-month period ended March 31, 2022. For further impacts from the sale on MountainWest to Southwest Gas Holdings, Inc. in the post-closing period, refer to Note 7 – Segment Information.
Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service changes (including the cost of natural gas purchased), and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that strive to provide affordable and reliable service while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed a general rate case application in December 2021, primarily to reflect in rates the substantial capital investments that were made since the end of the test year in an earlier case, including investments in a customer information system implemented in May 2021. At a hearing held in September 2022, Southwest, the Utilities Division Staff (the “Staff”), and the Residential Utility Consumer Office jointly stipulated to several issues, including a target capital structure consisting of 50% equity and 50% debt; a 9.30% return on equity; and foregoing an acquisition premium related to the recent Graham County acquisition as well as recovery of $12 million of waived late fees on customer account balances that would have otherwise applied to delinquent accounts in the absence of a COVID-19 moratorium on such fees. Among the uncontested issues identified prior to the hearing were the continuation of the Delivery Charge Adjustment (“DCA”), Southwest’s full revenue decoupling mechanism, the continuation of the existing rate design (with the exception of an updated year-round Low Income Ratepayer Assistance program), and Southwest’s alternate property tax expense calculation, reflecting actual incurred property tax expense in 2021, instead of a pro-forma adjustment reflecting forecasted property tax expense. Approximately $12 million in costs related to the Liquefied Natural Gas facility deferred in an authorized regulatory asset will be amortized over four years. The ACC’s final order authorized a $54.3 million increase, with new rates effective February 1, 2023.
Delivery Charge Adjustment. The DCA is filed each April, which along with other reporting requirements, contemplates a rate to recover/return the over- or under-collected margin tracker (decoupling mechanism) balance. An April 2022 request proposed a rate to return $10.5 million, the over-collected balance existing at the end of the first quarter 2022, which became effective July 1, 2022. A filing was made prior to the end of April 2023 to request a rate to address the over-collected balance of $53.5 million as of March 31, 2023.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT (including that which resulted from 2017 U.S. federal tax reform) compared to the amount authorized in the most recently concluded rate case. Following inaugural surcredit rate establishment under the TEAM mechanism, in December 2022, Southwest filed its most recent TEAM rate application, proposing to update the TEAM surcredit to refund $6.5 million of estimated net EADIT savings, which was approved by the ACC and will be effective May 1, 2023.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2023, Southwest requested approval to recover the outstanding revenue requirement of approximately $4.3 million associated with 2022 COYL investments, which will increase the COYL recovery rate. The new rate is anticipated to become effective June 1, 2023.
Vintage Steel Pipe (“VSP”) Program. Southwest received approval, in connection with its 2016 Arizona general rate case, to implement a VSP replacement program, due to having a substantial amount of pre-1970s vintage steel pipe in Arizona. However, as part of Southwest’s 2020 general rate case decision, the ACC ultimately decided to discontinue the accelerated VSP program. A filing in May 2021 proposed the recovery of previously unrecovered surcharge revenue relating to investments during 2019 and 2020, with approximately $60 million to be recovered over a three-year period. In November 2021, the ACC approved full recovery over the proposed three-year timeline with updated rates, which became effective in March 2022.
Graham County Utilities. In April 2021, Southwest and Graham County Utilities, Inc. (“GCU”) filed a joint application with the ACC for approval to transfer assets of GCU to Southwest and extend Southwest’s Certificate of Public Convenience and Necessity to serve the more than 5,000 associated customers, for a purchase price of $3.5 million. Approval of the application by the ACC was received in December 2021, with final transfer in mid-January 2022. Former GCU customers retained their existing rates while Southwest’s most recent rate case was processed; the customers moved to Southwest’s rates effective March 1, 2023.
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requests an expansion of the current gas cost balancing account (“GCBA”) adjustment to clear the then existing $351 million balance over one year, which would result in an increase of the current GCBA adjustment rate of $0.10 per therm to more than $0.50 per therm until the balance drops below $10 million, at which time the GCBA adjustment rate would be set to $0.00 per therm. The GCBA is in addition to ongoing deferred energy rates updated monthly. Expedited treatment was requested with a proposed June 1, 2023 implementation.
California Jurisdiction
Attrition Filing. Following the 2021 implementation of rates approved as part of the general rate case, and the continuing annual Post Test Year (“PTY”) attrition increases of 2.75% indicated above, the first such increase following the rate case effective date began in January 2022, with the most recent annual attrition increase effective January 1, 2023. The PTY increase associated with the North Lake Tahoe Lateral revenue requirement became effective February 1, 2023.

Customer Data Modernization Initiative (“CDMI”). In April 2019, Southwest filed an application with the CPUC seeking authority to establish a two-way, interest-bearing balancing account to record costs associated with the CDMI to mitigate adverse financial implications related to the earlier multi-year project (including a new customer information system, ultimately implemented in May 2021). Effective October 2019, the CPUC granted a memorandum account, which allowed Southwest to track costs, including operations and maintenance costs and capital-related costs, such as depreciation, taxes, and return associated with California’s portion of the CDMI (initially estimated at $19 million). The balance tracked in the memorandum account was transferred to the two-way balancing account in July 2020. A rate to begin recovering the balance accumulated through June 30, 2020 was established and made effective September 1, 2020, and updated multiple times since, including in January 2023. This rate is expected to be updated at least annually.
Carbon Offset Program. In March 2022, Southwest filed an application to seek approval to offer a voluntary program to California customers to purchase carbon offsets in an effort to provide customers additional options to offset their respective greenhouse gas (“GHG”) emissions. A request to establish a two-way balancing account to track program-related costs and revenues was included as part of the application. The CPUC issued a decision dismissing Southwest’s application without prejudice. Southwest anticipates filing a new application in 2023 addressing concerns raised by third parties as part of the earlier request, which included a request to demonstrate that purchased offsets would result in GHG emissions reductions.
Building Decarbonization. A CPUC decision was issued regarding the elimination of monetary allowances for gas line extensions, a 10-year refundable payment option, and the 50% discount payment option for both residential and non-residential customers of all California gas utilities. This applies to new applications for gas line extensions submitted on or after July 1, 2023. Although this decision eliminates the various allowances related to line extensions, it does not preclude extending natural gas service to customers.
Residential Disconnection Protections. A decision was issued by the CPUC establishing disconnection protections for residential customers of small and multi-jurisdictional utilities, including Southwest. A similar decision was adopted for four large California utilities in 2020. This decision imposes an annual disconnection cap and prohibits the utility from assessing credit deposits for residential customers establishing or re-establishing service, and prohibits the assessment of reconnection fees for residential customers, among other provisions. The decision, however, also provides authorization to establish a two-way balancing account to track residential uncollectible charges with the first rates expected to be implemented January 1, 2024. The decision also authorized a memorandum account to track uncollected reconnection charges for possible future recovery in Southwest’s next general rate case.
Nevada Jurisdiction
Nevada General Rate Case. Southwest concluded its most recent Nevada general rate case in February 2022, providing for a statewide revenue increase of $14.05 million, a return on common equity of 9.40% relative to a 50% target equity ratio, and continuation of Southwest’s full revenue decoupling mechanism, the General Revenues Adjustment (“GRA”). The stipulation was approved by the PUCN, and new rates became effective April 1, 2022. The PUCN’s order did not include recovery of the approximate $6.6 million in deferred late payment charges related to a regulatory asset associated with a COVID-19 moratorium on disconnections previously in place.
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s most recent general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2022 related to balances as of September 30, 2022. Given the magnitude of the outstanding balances, further discussion with the parties resulted in a settlement of the issues and utilizing a more current balance as of January 2023 to better align the rates implemented with the existing balance. Recovery rates and adjustments thereto as part of the ARA primarily impact cash flows but not net income overall.
Conservation and Energy Efficiency. The PUCN allows deferral (and later recovery) of approved conservation and energy efficiency costs, recovery rates for which are adjusted in association with ARA filings. In its November 2022 ARA filing, Southwest proposed an annualized revenue increase of $139,000 and a decrease of $290,000 for southern and northern Nevada, respectively. A stipulation related to the conservation and energy efficiency costs and other ARA-related mechanisms was reached with the parties and approved by the PUCN with rates effective July 1, 2023. Separately, in May 2022, Southwest filed an application seeking approval of its annual Conservation and Energy Efficiency Plan Report for 2021, with no proposed modifications to the previously approved $1.3 million annual budget for years 2022-2024. The parties reached a stipulation that was approved by the PUCN in July 2022.
Carbon Offset Program. In June 2021, Southwest filed an application to seek approval to offer a voluntary program to northern and southern Nevada customers to purchase carbon offsets in an effort to provide customers additional options to offset their respective GHG emissions. A request to establish a regulatory asset to track program-related costs and revenues was included as part of the application. The parties reached a stipulation that was approved by the PUCN in December 2021, approving Southwest’s proposal. The program opened for customer participation in the fourth quarter of 2022.
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
MountainWest Overthrust Pipeline. On September 22, 2022, during the period of Southwest Gas Holdings’ ownership of the MountainWest entities, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). Unless earlier settled by the parties, a hearing on the matter was to commence in August 2023 with an initial decision from the presiding administrative law judge due by November 14, 2023. Under the terms of the purchase and sale agreement entered into in connection with the MountainWest sale, the Company became obligated, for a period of four years following the closing of the MountainWest sale, to indemnify Williams and MountainWest for any damages and liabilities resulting from the Section 5 Rate Case, including any reduction to the current applicable rate, up to a cap of $75 million. Williams, in collaboration with the Company, agreed to a settlement of the Section 5 Rate Case, which is pending approval by the FERC. As a result of the settlement, the Company recorded a charge of $28.4 million, an amount for which it is now expected to be obligated, which is included in Goodwill impairment and loss on sale on the Company’s Consolidated Statements of Income for the three- and twelve- months ended March 31, 2023.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of March 31, 2023, under-collections in each of Southwest’s service territories resulted in an asset of $970 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. See also Deferred Purchased Gas Costs in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this quarterly report on Form 10-Q.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	March 31, 2023	December 31, 2022	March 31, 2022
Arizona	$417,931	$292,472	$255,472
Northern Nevada	80,540	27,384	13,700
Southern Nevada	415,146	122,959	93,153
California	56,722	7,305	5,629
	$970,339	$450,120	$367,954
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. More recently, a number of conditions, such as winter storms and market forces (including historically low storage levels) have caused gas prices to spike and remain higher than previous historical levels. The

Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $372 million in the first three months of 2023 as compared to the same period of 2022. The decline in cash flows primarily resulted from the change in purchased gas costs for Southwest, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. Gas costs recovered from customers were higher in both periods compared to earlier historical periods, but amounts expended for gas purchases substantially increased in the first quarter of 2023, reflected also as higher Deferred purchased gas cost balances in advance of rates to recover the balance. Other impacts include changes in components of working capital overall.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the three- and twelve-month periods ended March 31, 2023 mainly include charges related to the MountainWest sale that closed in February 2023.
Investing Cash Flows. Cash flows from consolidated investing activities increased $1 billion in the first three months of 2023 as compared to the same period of 2022. The overall increase related to $1.06 billion in proceeds received in connection with the MountainWest sale (which amount is net of cash sold), partially offset by an increase in capital expenditures in both the natural gas distribution and utility infrastructure services segments.
Financing Cash Flows. Cash flows from consolidated financing activities decreased $1.1 billion in the first three months of 2023 as compared to the same period of 2022. The overall decrease was primarily due to the repayment ($1.1 billion) of the term loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest. Other impacts that offset this decrease were proceeds from the issuance of common stock in an underwritten public offering in March 2023 and debt proceeds by Southwest from the 364-day $450 million term loan to address an escalation in gas purchases (entered into in January 2023 and repaid in full in April 2023). The first quarter of 2023 also included $300 million of Senior Notes (the “March 2023 Notes”) issued by Southwest compared to $600 million in the first quarter of 2022. Other cash flows relate to borrowings and repayment under the companies’ credit facilities.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $393 million in the first three months of 2023 as compared to the same period of 2022. The decline in operating cash flows was primarily attributable to Deferred purchased gas costs changes (as discussed above), as well as to other working capital changes.
Investing Cash Flows. Cash used in investing activities increased $64 million in the first three months of 2023 as compared to the same period of 2022. The change was primarily due to increases in capital expenditures in 2023 and decreases related to customer advances for construction (amounts collected and/or returned) as compared to the same period in the prior year. See also Gas Segment Construction Expenditures, and Debt Maturities, and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $31 million in the first three months of 2023 as compared to the same period of 2022. The increase was primarily due to Southwest’s $450 million term loan borrowing in January 2023 offset by $225 million payment of the term loan entered into in March 2021, along with the issuance of the March 2023 Notes noted above, and borrowing and repayment activity under the credit facility. See Note 5 – Debt.
Gas Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended March 31, 2023, construction expenditures for the natural gas distribution segment were $734 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures represented costs associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2025 will be approximately $2.0 billion. Of this amount, approximately $665 million to $685 million is expected to be incurred during calendar year 2023. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period ending December 31, 2025, cash flows from operating activities of Southwest are expected to provide approximately 77% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. During the quarter ended March 31, 2023, Southwest entered into a 364-day $450 million term loan agreement, and also fully paid off the March 2021 term loan, each of which were initiated to fund spikes in natural gas purchases. Additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, and our ability to maintain investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. In February 2023, the Board determined to maintain the quarterly dividend at $0.62 per share, effective with the June 2023 payment.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2023, the combined balance in the PGA accounts totaled an under-collection of $970 million. See PGA Filings for more information. The market price of natural gas spiked as a result of numerous market forces including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region in the latter part of 2022 and continuing into January 2023. As a result of this increase in pricing, in January 2023, Southwest entered into a 364-day $450 million term loan in order to fund the incremental cost. This indebtedness was repaid in April 2023 (refer to Note 5 – Debt in this Quarterly Report on Form 10-Q). We may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events or otherwise.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.450% Senior Notes. The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under Southwest’s credit facility and the remainder for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement that matures in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its $450 million 364-day term loan entered into in January 2023, with the remainder of the equity contribution used for working capital and general corporate purposes.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At March 31, 2023, $18 million was outstanding under this facility.
Southwest has a credit facility with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first three months of 2023 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first three months of 2023 was $75 million. At March 31, 2023, no borrowings were outstanding on the long-term portion or the short-term portion of the facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2023, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at March 31, 2023 totaled $2.4 billion. The maximum amount outstanding on the combined facility during the first three months of 2023 was $1.074 billion. As of March 31, 2023, $19 million was outstanding on the revolving credit facility, in addition to $1.003 billion that was outstanding on the term loan portion of the facility. Also at March 31, 2023, there was approximately $312 million, net of letters of credit, available for borrowing under the line of credit.
In the first quarter of 2023, the Company paid down (primarily with proceeds from the MountainWest sale) the remaining balance on the $1.6 billion term loan entered into in November 2021 in connection with the acquisition of MountainWest.
In March 2023, the Company issued through a separate prospectus supplement under the Universal Shelf, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to the Company of $238.4 million, net of an underwriter’s discount of $8.3 million and estimated expenses of the offering. The Company used the net proceeds to repay outstanding amounts under the Company’s credit facility, with remaining amounts used to pay a residual portion of amounts outstanding under the term loan entered into in connection with the MountainWest acquisition, and the remainder of the proceeds were used for working capital and other general corporate purposes.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the SEC. There was no activity under this multi-year program during the first quarter of 2023. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, or other indebtedness), and to provide for working capital. The Company had approximately $341.8 million available under the program as of March 31, 2023. See Note 4 – Common Stock for more information.
Interest rates for Centuri’s term loan contain LIBOR-based rates. Certain LIBOR-based rates were discontinued as a benchmark or reference rate after 2021, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of March 31, 2023, the Company had $1.003 billion in aggregate outstanding borrowings under Centuri’s term loan facility. The conversion to an alternate rate is not expected to have a material impact on its financial condition or results of operations; however, the alternative rate may be less predictable or less attractive than LIBOR.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term maturities, to spin-off Centuri from the Company, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, estimates regarding contractual commitments for the MountainWest Overthrust Pipeline rate case settlement, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of recent Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and VSP programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments related thereto, and their impacts to impairments, write-downs, or losses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, including with regard to the MountainWest Overthrust Section 5 rate case before the FERC, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, the impact of variable rate indebtedness with a discontinuance of LIBOR including in relation to amounts of indebtedness then outstanding, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri spin-off, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill and other intangible assets. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2022 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk.
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
Based on the most recent evaluation, as of March 31, 2023, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and Southwest are named as defendants in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of these legal proceedings individually or in the aggregate will have a material adverse impact on the Company’s or Southwest’s financial position or results of operations.
ITEM 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION None.

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 4.01	-
Fifth Supplemental Indenture, dated March 23, 2023, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 21, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 4.02	-	Form of 5.450% Senior Note due 2028. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 21, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.1	-
Term Loan Credit Agreement, dated as of April 17, 2023, by and among Southwest Gas Holdings, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Bank, N.A. and U.S. Bank, National Association as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, N.A. and U.S. Bank, National Association as Co-Documentation Agents. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 17, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.2	-
Grant Agreement for Time-Lapse Restricted Stock Units Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 29, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.3	-
Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (UNI/ROE Shares). Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 29, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.4	-
Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (EPS/ROE Shares). Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 29, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.5	-
Centuri Grant Agreement for Time-Lapse Restricted Stock Units Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated March 29, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.6	-
Centuri Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.5 to Form 8-K dated March 29, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 10.7	-	Amendment No. 2 to the Southwest Gas Holdings, Inc. Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 25, 2023. File Nos. 001-37976 and 001-07850.

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended March 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 9, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 9, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

