Form 10-Q
period 2023-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2023-08-09
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,476,607 shares as of July 28, 2023.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 28, 2023.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,741,687	$9,453,907
Less: accumulated depreciation	(2,743,845)	(2,674,157)
Construction work in progress	254,872	244,750
Net regulated operations plant	7,252,714	7,024,500
Other property and investments, net	1,267,762	1,281,172
Current assets:
Cash and cash equivalents	221,367	123,078
Accounts receivable, net of allowances	936,161	866,246
Accrued utility revenue	43,200	88,100
Income taxes receivable, net	6,804	8,738
Deferred purchased gas costs	785,588	450,120
Prepaid and other current assets	220,291	433,850
Current assets held for sale	26,802	1,737,530
Total current assets	2,240,213	3,707,662
Noncurrent assets:
Goodwill	789,617	787,250
Deferred income taxes	99	82
Deferred charges and other assets	400,517	395,948
Total noncurrent assets	1,190,233	1,183,280
Total assets	$11,950,922	$13,196,614
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,473,472 and 67,119,143 shares)	$73,103	$68,749
Additional paid-in capital	2,534,223	2,287,183
Accumulated other comprehensive loss, net	(41,458)	(44,242)
Retained earnings	696,958	747,069
Total equity	3,262,826	3,058,759
Redeemable noncontrolling interests	158,180	159,349
Long-term debt, less current maturities	5,284,844	4,403,299
Total capitalization	8,705,850	7,621,407
Current liabilities:
Current maturities of long-term debt	42,120	44,557
Short-term debt	15,500	1,542,806
Accounts payable	273,950	662,090
Customer deposits	48,414	51,182
Income taxes payable, net	1,322	2,690
Accrued general taxes	62,803	67,094
Accrued interest	38,530	38,556
Other current liabilities	574,769	369,743
Current liabilities held for sale	—	644,245
Total current liabilities	1,057,408	3,422,963
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	740,886	682,067
Accumulated removal costs	452,000	445,000
Other deferred credits and other long-term liabilities	994,778	1,025,177
Total deferred income taxes and other credits	2,187,664	2,152,244
Total capitalization and liabilities	$11,950,922	$13,196,614
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Operating revenues:
Regulated operations revenues	$487,866	$440,030	$1,437,877	$1,183,562	$2,453,997	$1,890,624
Utility infrastructure services revenues	805,779	706,090	1,459,072	1,229,967	2,989,432	2,496,028
Total operating revenues	1,293,645	1,146,120	2,896,949	2,413,529	5,443,429	4,386,652
Operating expenses:
Net cost of gas sold	231,053	147,860	738,590	446,778	1,090,872	645,168
Operations and maintenance	128,795	175,791	277,703	325,094	589,375	586,717
Depreciation and amortization	111,705	108,010	224,225	230,656	464,024	425,407
Taxes other than income taxes	21,604	22,606	45,834	47,422	91,795	87,740
Utility infrastructure services expenses	715,717	646,193	1,319,397	1,149,425	2,699,290	2,290,638
Goodwill impairment and loss on sale	—	—	71,230	—	526,655	—
Total operating expenses	1,208,874	1,100,460	2,676,979	2,199,375	5,462,011	4,035,670
Operating income (loss)	84,771	45,660	219,970	214,154	(18,582)	350,982
Other income and (expenses):
Net interest deductions	(69,347)	(53,206)	(146,681)	(101,569)	(287,862)	(170,864)
Other income (deductions)	19,604	(2,835)	38,064	(1,591)	33,466	(4,227)
Total other income and (expenses)	(49,743)	(56,041)	(108,617)	(103,160)	(254,396)	(175,091)
Income (loss) before income taxes	35,028	(10,381)	111,353	110,994	(272,978)	175,891
Income tax expense (benefit)	4,769	(4,300)	33,444	19,825	(62,034)	22,839
Net income (loss)	30,259	(6,081)	77,909	91,169	(210,944)	153,052
Net income attributable to noncontrolling interests	1,381	494	3,120	1,566	7,160	5,082
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$28,878	$(6,575)	$74,789	$89,603	$(218,104)	$147,970
Earnings (loss) per share:
Basic	$0.40	$(0.10)	$1.07	$1.40	$(3.18)	$2.39
Diluted	$0.40	$(0.10)	$1.07	$1.40	$(3.18)	$2.38
Weighted average shares:
Basic	71,536	67,045	69,901	63,909	68,542	62,022
Diluted	71,722	67,045	70,072	64,041	68,542	62,157
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Net income (loss)	$30,259	$(6,081)	$77,909	$91,169	$(210,944)	$153,052
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain	—	—	—	—	3,099	44,974
Amortization of prior service cost	33	33	66	66	133	431
Amortization of net actuarial loss	254	6,615	507	13,231	13,737	30,179
Regulatory adjustment	(90)	(5,524)	(180)	(11,047)	(10,590)	(63,520)
Net defined benefit pension plans	197	1,124	393	2,250	6,379	12,064
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	—	—	416	—	1,241
Net forward-starting interest rate swaps	—	—	—	416	—	1,241
Foreign currency translation adjustments	2,294	(2,680)	2,391	(1,433)	(2,309)	(3,145)
Total other comprehensive income, net of tax	2,491	(1,556)	2,784	1,233	4,070	10,160
Comprehensive income (loss)	32,750	(7,637)	80,693	92,402	(206,874)	163,212
Comprehensive income attributable to noncontrolling interests	1,381	494	3,120	1,566	7,160	5,082
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$31,369	$(8,131)	$77,573	$90,836	$(214,034)	$158,130
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$77,909	$91,169	$(210,944)	$153,052
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	224,225	230,656	464,024	425,407
Impairment of assets and other charges	71,230	—	526,655	—
Deferred income taxes	44,186	30,163	(58,025)	47,197
Gains on sale of property and equipment	(1,835)	(3,475)	(6,225)	(6,348)
Changes in undistributed stock compensation	5,696	7,036	8,106	10,594
Equity AFUDC	(82)	(575)	28	(575)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(71,206)	(42,212)	(222,769)	(103,771)
Accrued utility revenue	44,900	44,900	(3,200)	(1,500)
Deferred purchased gas costs	(350,473)	(64,176)	(433,512)	(120,217)
Accounts payable	(349,451)	(33,356)	(22,186)	58,145
Accrued taxes	(1,913)	(5,023)	21,039	(8,584)
Other current assets and liabilities	368,464	16,480	144,131	(40,801)
Changes in deferred charges and other assets	(17,034)	13,736	(13,884)	11,366
Changes in other liabilities and deferred credits	(32,430)	(21,705)	(37,210)	(50,321)
Net cash provided by operating activities	12,186	263,618	156,028	373,644
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(438,735)	(367,932)	(930,224)	(745,509)
Acquisition of businesses, net of cash acquired	—	(18,809)	—	(2,373,069)
Proceeds from the sale of business, net of cash sold	1,050,878	—	1,050,878	—
Changes in customer advances	(8,296)	17,051	(3,841)	25,518
Other	3,586	3,905	17,503	13,002
Net cash provided by (used in) investing activities	607,433	(365,785)	134,316	(3,080,058)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	246,727	456,280	252,275	548,619
Centuri distribution to redeemable noncontrolling interest	(39,894)	(39,649)	(39,894)	(39,649)
Dividends paid	(85,916)	(77,419)	(169,060)	(148,511)
Issuance of long-term debt, net	1,027,036	759,602	1,335,239	2,338,053
Retirement of long-term debt	(102,334)	(412,263)	(189,985)	(804,427)
Change in long-term credit facility and commercial paper	(50,000)	(130,000)	—	(150,000)
Issuance of short-term debt	450,000	—	450,000	1,850,000
Other changes in short-term debt	(1,979,747)	(446,253)	(1,899,687)	(705,253)
Withholding remittance - share-based compensation	(1,707)	(2,089)	(2,280)	(2,110)
Other, including principal payments on finance leases	(9,596)	(12,811)	(20,957)	(11,917)
Net cash provided by (used in) financing activities	(545,431)	95,398	(284,349)	2,874,805
Effects of currency translation on cash and cash equivalents	298	35	(591)	7
Change in cash and cash equivalents	74,486	(6,734)	5,404	168,398
Cash and cash equivalents included in current assets held for sale at beginning of period	23,803	—	—	—
Cash and cash equivalents at beginning of period	123,078	222,697	215,963	47,565
Cash and cash equivalents at end of period	$221,367	$215,963	$221,367	$215,963
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$136,174	$92,297	$263,702	$149,174
Income taxes paid, net	$4,059	$8,300	$7,760	$5,849
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock shares
Beginning balances	71,331	66,849	67,119	60,422
Common stock issuances	142	155	4,354	6,582
Ending balances	71,473	67,004	71,473	67,004
Common stock amount
Beginning balances	$72,961	$68,479	$68,749	$62,052
Common stock issuances	142	155	4,354	6,582
Ending balances	73,103	68,634	73,103	68,634
Additional paid-in capital
Beginning balances	2,524,631	2,273,837	2,287,183	1,824,216
Common stock issuances	9,592	5,656	247,040	455,277
Ending balances	2,534,223	2,279,493	2,534,223	2,279,493
Accumulated other comprehensive loss
Beginning balances	(43,949)	(43,972)	(44,242)	(46,761)
Foreign currency exchange translation adjustment	2,294	(2,680)	2,391	(1,433)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	197	1,124	393	2,250
FSIRS amounts reclassified to net income, net of tax	—	—	—	416
Ending balances	(41,458)	(45,528)	(41,458)	(45,528)
Retained earnings
Beginning balances	742,513	1,190,738	747,069	1,114,313
Net income (loss)	28,878	(6,575)	74,789	89,603
Dividends declared	(44,660)	(41,732)	(89,295)	(83,641)
Redemption value adjustments	(29,773)	13,822	(35,605)	35,978
Ending balances	696,958	1,156,253	696,958	1,156,253
Total equity ending balances	$3,262,826	$3,458,852	$3,262,826	$3,458,852
Dividends declared per common share	$0.62	$0.62	$1.24	$1.24
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,741,687	$9,453,907
Less: accumulated depreciation	(2,743,845)	(2,674,157)
Construction work in progress	254,872	244,750
Net regulated operations plant	7,252,714	7,024,500
Other property and investments, net	148,964	169,397
Current assets:
Cash and cash equivalents	192,952	51,823
Accounts receivable, net of allowance	173,202	234,081
Accrued utility revenue	43,200	88,100
Income taxes receivable, net	126	103
Deferred purchased gas costs	785,588	450,120
Receivable from parent	—	2,130
Prepaid and other current assets	176,615	401,789
Current assets held for sale	26,802	—
Total current assets	1,398,485	1,228,146
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	377,123	370,483
Total noncurrent assets	388,278	381,638
Total assets	$9,188,441	$8,803,681
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,156,026	1,622,969
Accumulated other comprehensive loss, net	(37,868)	(38,261)
Retained earnings	1,009,608	935,355
Total equity	3,176,878	2,569,175
Long-term debt, less current maturities	3,499,819	3,251,296
Total capitalization	6,676,697	5,820,471
Current liabilities:
Short-term debt	—	225,000
Accounts payable	118,285	497,046
Customer deposits	48,414	51,182
Accrued general taxes	62,803	67,094
Accrued interest	34,634	29,569
Payable to parent	2,617	—
Other current liabilities	276,005	150,817
Total current liabilities	542,758	1,020,708
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	727,741	683,948
Accumulated removal costs	452,000	445,000
Other deferred credits and other long-term liabilities	789,245	833,554
Total deferred income taxes and other credits	1,968,986	1,962,502
Total capitalization and liabilities	$9,188,441	$8,803,681
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Regulated operations revenues	$487,866	$377,942	$1,402,745	$1,054,481	$2,283,333	$1,761,543
Operating expenses:
Net cost of gas sold	231,053	146,654	732,222	443,775	1,077,663	642,165
Operations and maintenance	124,731	127,811	255,919	247,447	500,400	476,725
Depreciation and amortization	74,845	55,930	149,495	128,044	284,494	255,113
Taxes other than income taxes	21,604	20,098	44,344	41,750	85,791	82,068
Total operating expenses	452,233	350,493	1,181,980	861,016	1,948,348	1,456,071
Operating income	35,633	27,449	220,765	193,465	334,985	305,472
Other income and (expenses):
Net interest deductions	(37,104)	(28,633)	(75,726)	(55,243)	(136,363)	(106,462)
Other income (deductions)	18,742	(3,433)	37,185	(2,118)	32,419	(6,062)
Total other income and (expenses)	(18,362)	(32,066)	(38,541)	(57,361)	(103,944)	(112,524)
Income (loss) before income taxes	17,271	(4,617)	182,224	136,104	231,041	192,948
Income tax expense (benefit)	(1,849)	(2,351)	28,408	26,575	32,374	26,412
Net income (loss)	$19,120	$(2,266)	$153,816	$109,529	$198,667	$166,536
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Net income (loss)	$19,120	$(2,266)	$153,816	$109,529	$198,667	$166,536
Other comprehensive income, net of tax
Defined benefit pension plans:
Net actuarial gain	—	—	—	—	3,099	44,974
Amortization of prior service cost	33	33	66	66	133	431
Amortization of net actuarial loss	254	6,615	507	13,231	13,737	30,179
Regulatory adjustment	(90)	(5,524)	(180)	(11,047)	(10,590)	(63,520)
Net defined benefit pension plans	197	1,124	393	2,250	6,379	12,064
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	—	—	—	416	—	1,241
Net forward-starting interest rate swaps	—	—	—	416	—	1,241
Total other comprehensive income, net of tax	197	1,124	393	2,666	6,379	13,305
Comprehensive income (loss)	$19,317	$(1,142)	$154,209	$112,195	$205,046	$179,841
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,		Twelve Months Ended June 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$153,816	$109,529	$198,667	$166,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,495	128,044	284,494	255,113
Deferred income taxes	43,668	36,624	49,431	51,683
Gain on sale of property	—	(1,503)	—	(1,503)
Changes in undistributed stock compensation	4,188	4,459	5,505	6,692
Equity AFUDC	—	(157)	157	(157)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	60,879	27,846	(31,381)	(22,978)
Accrued utility revenue	44,900	44,900	(3,200)	(1,500)
Deferred purchased gas costs	(335,469)	(63,426)	(431,018)	(119,467)
Accounts payable	(349,060)	(72,201)	(33,583)	42,081
Accrued taxes	(4,314)	(181)	17,621	5,171
Other current assets and liabilities	349,295	46,730	113,828	(28,090)
Changes in deferred charges and other assets	(33,384)	2,529	(37,607)	(8,674)
Changes in other liabilities and deferred credits	(31,843)	(22,230)	(37,303)	(49,307)
Net cash provided by operating activities	52,171	240,963	95,611	295,600
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(381,193)	(293,197)	(771,127)	(619,071)
Changes in customer advances	(8,297)	17,051	(3,842)	25,517
Other	278	(896)	8,091	(934)
Net cash used in investing activities	(389,212)	(277,042)	(766,878)	(594,488)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	530,000	—	530,000	86,942
Dividends paid	(71,600)	(60,200)	(133,600)	(118,100)
Issuance of long-term debt, net	297,759	593,862	595,560	891,180
Retirement of long-term debt	—	(275,000)	—	(275,000)
Change in long-term credit facility and commercial paper	(50,000)	(130,000)	—	(150,000)
Issuance of short-term debt	450,000	—	450,000	—
Other changes in short-term debt	(675,000)	(25,000)	(675,000)	(66,000)
Withholding remittance - share-based compensation	(1,494)	(1,996)	(2,067)	(2,017)
Other	(1,495)	(2,135)	(2,817)	(3,692)
Net cash provided by financing activities	478,170	99,531	762,076	363,313

Change in cash and cash equivalents	141,129	63,452	90,809	64,425
Cash and cash equivalents at beginning of period	51,823	38,691	102,143	37,718
Cash and cash equivalents at end of period	$192,952	$102,143	$192,952	$102,143
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$68,303	$51,312	$124,971	$96,718
Income taxes paid (received), net	$—	$5	$—	$(13,524)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,624,919	1,620,616	1,622,969	1,618,911
Share-based compensation	1,107	1,390	3,057	3,095
Contributions from Southwest Gas Holdings, Inc.	530,000	—	530,000	—
Ending balances	2,156,026	1,622,006	2,156,026	1,622,006
Accumulated other comprehensive loss
Beginning balances	(38,065)	(45,371)	(38,261)	(46,913)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	197	1,124	393	2,250
FSIRS amounts reclassified to net income, net of tax	—	—	—	416
Ending balances	(37,868)	(44,247)	(37,868)	(44,247)
Retained earnings
Beginning balances	1,030,164	987,177	935,355	906,827
Net income (loss)	19,120	(2,266)	153,816	109,529
Share-based compensation	(76)	(186)	(363)	(631)
Dividends declared to Southwest Gas Holdings, Inc.	(39,600)	(32,000)	(79,200)	(63,000)
Ending balances	1,009,608	952,725	1,009,608	952,725
Total Southwest Gas Corporation equity ending balances	$3,176,878	$2,579,596	$3,176,878	$2,579,596
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

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
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments (collectively, the “MountainWest sale”). The MountainWest sale closed on February 14, 2023. Additionally, the Company determined it will pursue a spin-off of Centuri (the “Centuri spin-off”), to form a new independent publicly traded utility infrastructure services company. The Centuri spin-off is expected to be completed towards the end of the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. See Note 8 - Dispositions for more information.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Net cash surrender value of COLI policies	$142,624	$136,245
Other property	6,340	33,152
Total Southwest Gas Corporation	148,964	169,397
Non-regulated property, equipment, and intangibles	1,737,114	1,677,218
Non-regulated accumulated provision for depreciation and amortization	(652,644)	(596,518)
Other property and investments	34,328	31,075
Total Southwest Gas Holdings, Inc.	$1,267,762	$1,281,172
Held for sale. In the first quarter of 2023, the Company and Southwest concluded certain assets associated with its previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Condensed Consolidated Balance Sheets in the first quarter of 2023.
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $183.3 million and $30 million of money market fund investments at June 30, 2023 and December 31, 2022, respectively. The money market fund investments for Southwest were $181.4 million at June 30, 2023 and $17.6 million at December 31, 2022, respectively.
Noncash investing activities include capital expenditures that were not yet paid, thereby remaining in accounts payable, the amounts related to which declined by approximately $34 million and $29.7 million during the six months ended June 30, 2023, for the Company and Southwest, respectively, and increased $1 million and $8.4 million for each of these entities during the twelve months ended June 30, 2023.
The Other change in short-term debt as presented on the Company’s and Southwest’s Condensed Consolidated Statements of Cash Flows is comprised of repayments of short-term debt and changes in the current portion of the credit facility.
Deferred purchased gas costs. In July 2023, the Arizona Corporation Commission (the “ACC”) approved an increase in the gas cost balancing account (“GCBA”) rate, over a two-year period, as an enhancement to the existing gas cost recovery mechanism, given the $358 million Arizona account balance existing as of May 31, 2023. The increased GCBA rate of $0.20 per therm will support timely recovery of the existing balance. Based on the design of base tariff gas cost rates in Arizona, a separate gas cost balancing recovery rate commonly in place, and the updated GCBA rate now in place, it is estimated that without regard to additional gas costs incurred or interest on the balance following the most recent balance sheet date of June 30, 2023, the account balance existing as of that date is deemed generally recoverable over the next twelve months, and it is therefore classified as a current asset on the balance sheets of the Company and Southwest.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest include, among other things, materials and operating supplies of $84.6 million at June 30, 2023 and $77.3 million at December 31, 2022 (carried at weighted average cost). Also included in the balance was $207 million as of December 31, 2022 in unrecovered purchased gas costs, with no corresponding asset balance as of June 30, 2023.
Goodwill. Since December 31, 2022, management qualitatively assessed whether events during the first six months of 2023 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2022	$11,155	$776,095	$787,250
Foreign currency translation adjustment	—	2,367	2,367
June 30, 2023	$11,155	$778,462	$789,617
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

accrued liabilities. Other current liabilities for the Company include $44.3 million and $41.6 million of dividends declared as of June 30, 2023 and December 31, 2022, respectively. Also included in the balance for the Company and Southwest was $54.1 million and $7.5 million related to a regulatory liability associated with the Arizona decoupling mechanism as of June 30, 2023 and December 31, 2022, as well as $37.5 million as of June 30, 2023 in accrued purchased gas cost, with no corresponding liability balance as of December 31, 2022.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Southwest Gas Corporation:
Change in COLI policies	$3,900	$(5,200)	$6,300	$(7,200)	$8,100	$(4,200)
Interest income	14,515	3,198	26,986	5,999	37,170	9,165
Equity AFUDC	—	81	—	157	(157)	157
Other components of net periodic benefit cost	5,234	(187)	10,193	(375)	9,817	(7,386)
Miscellaneous expense	(4,907)	(1,325)	(6,294)	(699)	(22,511)	(3,798)
Southwest Gas Corporation - total other income (deductions)	18,742	(3,433)	37,185	(2,118)	32,419	(6,062)
Centuri and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	273	214	(417)	217	343	207
Equity AFUDC	—	236	82	418	129	418
Equity in earnings of unconsolidated investments	89	728	449	1,243	1,835	1,368
Miscellaneous income and (expense)	521	(572)	516	(1,223)	(1,374)	(23)
Corporate and administrative	(21)	(8)	249	(128)	114	(135)
Southwest Gas Holdings, Inc. - total other income (deductions)	$19,604	$(2,835)	$38,064	$(1,591)	$33,466	$(4,227)
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which increased from $355 million as of June 30, 2022 to $786 million as of June 30, 2023. Refer also to Note 2 – Components of Net Periodic Benefit Cost. Miscellaneous expense for Southwest includes a variety of items, including reserves for uncompleted software projects at Southwest deemed non-recoverable from its utility operations.
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner initially retained a 20% equity interest in that entity, with redemption being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreeing once again to a partial 5% redemption (of the 15% then remaining). Centuri paid $39.9 million to the previous owner in April 2023, thereby reducing the balance continuing to be redeemable as of June 30, 2023 to 10% under the terms of the original agreement, with Centuri now owning a 90% stake in Linetec.
Furthermore, certain members of Riggs Distler management have a 1.42% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased approximately $35.3 million during the six months ended June 30, 2023 (notwithstanding the change resulting from the partial redemption noted above), and the estimated redemption value of the Drum redeemable noncontrolling interest increased by approximately $266,000 over the same period. Valuation adjustments also impact retained

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but do not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2022	$146,765	$12,584	$159,349
Net income attributable to redeemable noncontrolling interests	2,994	126	3,120
Redemption value adjustments	35,339	266	35,605
Redemption of equity interest from noncontrolling party	(39,894)	—	(39,894)
Balance, June 30, 2023	$145,204	$12,976	$158,180
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

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(In thousands)	2023	2022	2023	2022	2023	2022
Weighted average basic shares	71,536	67,045	69,901	63,909	68,542	62,022
Effect of dilutive securities:
Restricted stock units (1)(2)	186	—	171	132	—	135
Weighted average diluted shares	71,722	67,045	70,072	64,041	68,542	62,157
(1) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares during the the three months ended June 30, 2022 is 145,000, and 177,000 during the twelve months ended June 30, 2023.
(2) The number of securities included 159,000 performance shares during the three months ended June 30, 2023, 146,000 and 125,000 performance shares during the six months ending June 30, 2023 and 2022, and 124,000 performance shares during the twelve months ended June 30, 2022, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was 13.6% for the three months ended June 30, 2023, compared to 41.4% for the corresponding period in 2022 primarily due to pre-tax income differences and the amortization of excess deferred income taxes. The Company’s effective tax was 30.0% for the six months ended June 30, 2023, compared to 17.9% for corresponding period in 2022 primarily due to amortization of excess deferred income taxes, corporate-owned life insurance, and the MountainWest sale, and includes the impact of book versus tax basis differences related to the transaction (See Note 8 - Dispositions).
Southwest’s effective tax rate was (10.7)% for the three months ended June 30, 2023, compared to 50.9% for the corresponding period in 2022 primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and corporate-owned life insurance. Southwest’s effective tax rate was 15.6% for the six months ended June 30, 2023, compared to 19.5% in the corresponding period in 2022 primarily due to the amortization of excess accumulated deferred income taxes and corporate-owned life insurance.
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
Contingencies. In November 2021, the City Pension Fund for Firefighters and Police Officers in the City of Miami Beach (“City Pension Fund”) commenced a putative class action lawsuit in the Court of Chancery for the State of Delaware on behalf of a putative class of persons who purchased the Company’s stock. The action is captioned City Pension Fund for Firefighters and Police Officers in the City of Miami Beach v. Robert L. Boughner, et al., C.A. No. 2021-0990-KSJM (Del. Ch.) and named the Company and the individual members of the Board as defendants. The complaint asserted breach of fiduciary duty claims, alleging that the Board’s recommendation that stockholders reject Icahn’s offer to purchase shares of the Company’s common stock omitted material information about the Company’s financial analysis; and sought to have the Board approve Icahn’s slate of nominees as “continuing directors” under certain of the Company’s debt instruments. The City Pension Fund filed a notice of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

withdrawal of its motion for summary judgment in April 2022, and on August 2, 2023, the Delaware Court of Chancery dismissed the lawsuit without prejudice, based on a stipulation among the parties.
Recent Accounting Standards Updates.
There are no recently issued accounting standards updates that are expected to be adopted or material to Southwest or the Company effective in 2023 or thereafter.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees for employees hired before 2022 and a separate unfunded supplemental retirement plan (“SERP”), which is limited to officers hired before 2022. Southwest also provides limited postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.
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

	Qualified Retirement Plan
	June 30,
	Three Months		Six Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$6,460	$11,028	$12,920	$22,056	$34,974	$42,635
Interest cost	14,791	11,251	29,582	22,502	52,086	42,718
Expected return on plan assets	(21,015)	(19,978)	(42,030)	(39,956)	(81,987)	(76,132)
Amortization of net actuarial loss	84	8,117	168	16,234	16,402	37,211
Net periodic benefit cost	$320	$10,418	$640	$20,836	$21,475	$46,432

	SERP
	June 30,
	Three Months		Six Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$62	$106	$124	$212	$336	$475
Interest cost	531	360	1,062	720	1,783	1,435
Amortization of net actuarial loss	250	587	499	1,175	1,674	2,497
Net periodic benefit cost	$843	$1,053	$1,685	$2,107	$3,793	$4,407

	PBOP
	June 30,
	Three Months		Six Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$317	$485	$634	$970	$1,605	$1,815
Interest cost	825	613	1,650	1,226	2,876	2,323
Expected return on plan assets	(606)	(807)	(1,212)	(1,614)	(2,826)	(3,233)
Amortization of prior service costs	44	44	88	88	175	567
Net periodic benefit cost	$580	$335	$1,160	$670	$1,830	$1,472
Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment and Centuri encompasses the utility infrastructure services segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Residential	$322,674	$228,573	$1,061,987	$743,159	$1,643,622	$1,182,306
Small commercial	106,528	78,730	280,712	202,714	456,518	335,437
Large commercial	25,042	20,989	56,133	41,150	100,217	72,690
Industrial/other	14,455	10,773	35,569	20,745	65,718	42,314
Transportation	23,737	24,466	54,280	51,098	103,824	97,005
Revenue from contracts with customers	492,436	363,531	1,488,681	1,058,866	2,369,899	1,729,752
Alternative revenue program revenues (deferrals)	(7,887)	11,022	(94,091)	(12,477)	(100,092)	18,608
Other revenues (1)	3,317	3,389	8,155	8,092	13,526	13,183
Total Regulated operations revenues	$487,866	$377,942	$1,402,745	$1,054,481	$2,283,333	$1,761,543
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Service Types:
Gas infrastructure services	$433,469	$418,869	$730,877	$679,551	$1,583,144	$1,413,177
Electric power infrastructure services	234,494	179,749	468,134	361,717	884,541	695,314
Other	137,816	107,472	260,061	188,699	521,747	387,537
Total Utility infrastructure services revenues	$805,779	$706,090	$1,459,072	$1,229,967	$2,989,432	$2,496,028

	Three Months Ended June 30,		Six Months Ended June 30,		Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Contract Types:
Master services agreement	$650,723	$617,489	$1,198,329	$1,062,834	$2,477,715	$2,023,482
Bid contract	155,056	88,601	260,743	167,133	511,717	472,546
Total Utility infrastructure services revenues	$805,779	$706,090	$1,459,072	$1,229,967	$2,989,432	$2,496,028

Unit price contracts	$422,575	$421,927	$751,102	$724,450	$1,634,783	$1,497,157
Fixed price contracts	189,170	128,793	356,085	215,330	638,794	398,023
Time and materials contracts	194,034	155,370	351,885	290,187	715,855	600,848
Total Utility infrastructure services revenues	$805,779	$706,090	$1,459,072	$1,229,967	$2,989,432	$2,496,028
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

excess of revenue earned on contracts (contract liabilities), which are included in Other current liabilities as of June 30, 2023 and December 31, 2022 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Contracts receivable, net	$476,345	$394,022
Revenue earned on contracts in progress in excess of billings	286,473	238,059
Amounts billed in excess of revenue earned on contracts	62,618	35,769
The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2022 to June 30, 2023 increased due to amounts received for services not yet performed, net of revenue recognized.
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
As of June 30, 2023, Centuri had 59 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2023 was $426 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Billed on completed contracts and contracts in progress	$478,138	$395,771
Other receivables	2,787	2,569
Contracts receivable, gross	480,925	398,340
Allowance for doubtful accounts	(4,580)	(4,318)
Contracts receivable, net	$476,345	$394,022
Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity under the Equity Shelf Program during the quarter ended June 30, 2023. The following table provides the life-to-date activity under that program through June 30, 2023:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of June 30, 2023, the Company had approximately $342 million in common stock available for issuance under the program.
In March 2023, the Company issued, through a separate prospectus supplement under the Universal Shelf, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

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
During the six months ended June 30, 2023, the Company issued approximately 59,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the six months ended June 30, 2023, the Company issued 182,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $10.3 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
Notes, 6.1%, due 2041	$125,000	$122,646	$125,000	$113,184
Notes, 4.05%, due 2032	600,000	541,254	600,000	527,052
Notes, 4.875%, due 2043	250,000	210,663	250,000	195,703
Notes, 3.8%, due 2046	300,000	224,430	300,000	209,169
Notes, 3.7%, due 2028	300,000	278,031	300,000	275,043
Notes, 5.45%, due 2028	300,000	298,962	—	—
Notes, 4.15%, due 2049	300,000	234,870	300,000	218,712
Notes, 2.2%, due 2030	450,000	365,378	450,000	353,763
Notes, 3.18%, due 2051	300,000	193,077	300,000	185,523
Notes, 5.8%, due 2027	300,000	302,790	300,000	305,913
8% Series, due 2026	75,000	78,196	75,000	80,027
Medium-term notes, 7.92% series, due 2027	25,000	26,458	25,000	26,840
Medium-term notes, 6.76% series, due 2027	7,500	7,644	7,500	7,662
Unamortized discount and debt issuance costs	(31,110)		(29,471)
	3,301,390		3,003,029
Revolving credit facility and commercial paper	—	—	50,000	50,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,571)		(1,733)
	198,429		198,267
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,499,819		3,251,296
Southwest Gas Holdings, Inc.:
SWH term loan facility	550,000	550,000	—	—
Centuri secured term loan facility	999,963	996,213	1,008,550	995,852
Centuri secured revolving credit facility	184,305	184,438	81,955	82,315
Other debt obligations	111,827	105,789	126,844	118,314
Unamortized discount and debt issuance costs	(18,950)		(20,789)
Less: current maturities	(42,120)		(44,557)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$5,284,844		$4,403,299

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At June 30, 2023, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At June 30, 2023, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility are based on SOFR or the Canadian Dollar Offered Rate (“CDOR”), plus an applicable margin. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. On May 31, 2023, Centuri amended the interest rate benchmark for the term loan from the London Interbank Offered Rate (“LIBOR”) to SOFR; the applicable margin for the term loan is 1.50% for base rate loans and 2.50% for SOFR loans. All other terms of the revolving credit facility remained unchanged. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at June 30, 2023 totaled $2.6 billion. At June 30, 2023, $1.184 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.450% Senior Notes (the “March 2023 Notes”). The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under its credit facility and the remainder for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that matures in October 2024. Interest rates for the Term Loan are calculated, at the Company’s option, at either the SOFR plus an adjustment of 0.100% or the “alternate base rate,” plus in each case an applicable margin. Loans bearing interest with reference to SOFR have an applicable margin of 1.300% and loans bearing interest with reference to the alternate base rate have an applicable margin of 0.300%. SOFR is calculated with a floor of 0.000% and alternative base rate is calculated with a floor of 1.000%. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its $450 million 364-day term loan, with the remainder of the equity contribution used for working capital and general corporate purposes.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin. There was $15.5 million outstanding under this credit facility as of June 30, 2023.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at June 30, 2023.
LIBOR
Certain rates established at LIBOR were scheduled to be discontinued after 2021 as part of reference rate reform, while other LIBOR-based rates are scheduled to be discontinued after June 2023. As of June 30, 2023, Centuri (subsequent to amending its term loan, see above), Southwest, and Southwest Gas Holdings, Inc. had no outstanding borrowings or variable rate debt agreements with reference to LIBOR.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(11)	$33
Amortization of net actuarial (gain)/loss	334	(80)	254	8,704	(2,089)	6,615
Regulatory adjustment	(119)	29	(90)	(7,268)	1,744	(5,524)
Total other comprehensive income (loss) - Southwest Gas Corporation	259	(62)	197	1,480	(356)	1,124
Foreign currency translation adjustments:
Translation adjustments	2,294	—	2,294	(2,680)	—	(2,680)
Foreign currency other comprehensive income (loss)	2,294	—	2,294	(2,680)	—	(2,680)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,553	$(62)	$2,491	$(1,200)	$(356)	$(1,556)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$88	$(22)	$66	$88	$(22)	$66
Amortization of net actuarial (gain)/loss	667	(160)	507	17,409	(4,178)	13,231
Regulatory adjustment	(238)	58	(180)	(14,536)	3,489	(11,047)
Pension plans other comprehensive income (loss)	517	(124)	393	2,961	(711)	2,250
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	545	(129)	416
FSIRS other comprehensive income (loss)	—	—	—	545	(129)	416
Total other comprehensive income (loss) - Southwest Gas Corporation	517	(124)	393	3,506	(840)	2,666
Foreign currency translation adjustments:
Translation adjustments	2,391	—	2,391	(1,433)	—	(1,433)
Foreign currency other comprehensive income (loss)	2,391	—	2,391	(1,433)	—	(1,433)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$2,908	$(124)	$2,784	$2,073	$(840)	$1,233

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

	Twelve Months Ended June 30, 2023			Twelve Months Ended June 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$4,079	$(980)	$3,099	$59,176	$(14,202)	$44,974
Amortization of prior service cost	175	(42)	133	567	(136)	431
Amortization of net actuarial (gain)/loss	18,076	(4,339)	13,737	39,709	(9,530)	30,179
Regulatory adjustment	(13,934)	3,344	(10,590)	(83,580)	20,060	(63,520)
Pension plans other comprehensive income (loss)	8,396	(2,017)	6,379	15,872	(3,808)	12,064
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	1,631	(390)	1,241
FSIRS other comprehensive income (loss)	—	—	—	1,631	(390)	1,241
Total other comprehensive income (loss) - Southwest Gas Corporation	8,396	(2,017)	6,379	17,503	(4,198)	13,305
Foreign currency translation adjustments:
Translation adjustments	(2,309)	—	(2,309)	(3,145)	—	(3,145)
Foreign currency other comprehensive income (loss)	(2,309)	—	(2,309)	(3,145)	—	(3,145)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$6,087	$(2,017)	$4,070	$14,358	$(4,198)	$10,160
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)	$(5,981)	$—	$(5,981)	$(44,242)
Translation adjustments	—	—	—	2,391	—	2,391	2,391
Other comprehensive income (loss) before reclassifications	—	—	—	2,391	—	2,391	2,391
Amortization of prior service cost (1)	88	(22)	66	—	—	—	66
Amortization of net actuarial loss (1)	667	(160)	507	—	—	—	507
Regulatory adjustment (2)	(238)	58	(180)	—	—	—	(180)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	517	(124)	393	2,391	—	2,391	2,784
Ending Balance AOCI June 30, 2023	$(49,825)	$11,957	$(37,868)	$(3,590)	$—	$(3,590)	$(41,458)
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
(3)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2023

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (6)	After-Tax
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)
Amortization of prior service cost (4)	88	(22)	66
Amortization of net actuarial loss (4)	667	(160)	507
Regulatory adjustment (5)	(238)	58	(180)
Net current period other comprehensive income attributable to Southwest Gas Corporation	517	(124)	393
Ending Balance AOCI June 30, 2023	$(49,825)	$11,957	$(37,868)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Net actuarial loss	$(359,446)	$(360,113)
Prior service cost	(1,265)	(1,353)
Less: amount recognized in regulatory assets	310,886	311,124
Recognized in AOCI	$(49,825)	$(50,342)

Note 7 – Segment Information
The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the Pipeline and Storage segment), the information for the six and twelve months ended June 30, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2023	December 31, 2022
Centuri accounts receivable for services provided to Southwest	$14,163	$18,067
In order to reconcile the table below to net income (loss) as disclosed in the Condensed Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to the natural gas distribution, utility infrastructure services, and pipeline and storage segments are as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended June 30, 2023
Revenues from external customers	$487,866	$775,473	$—	$—	$1,263,339
Intersegment revenues	—	30,306	—	—	30,306
Total	$487,866	$805,779	$—	$—	$1,293,645
Segment net income (loss)	$19,120	$18,818	$—	$(9,060)	$28,878

Three Months Ended June 30, 2022
Revenues from external customers	$377,942	$672,119	$62,088	$—	$1,112,149
Intersegment revenues	—	33,971	—	—	33,971
Total	$377,942	$706,090	$62,088	$—	$1,146,120
Segment net income (loss)	$(2,266)	$4,741	$15,076	$(24,126)	$(6,575)

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Six Months Ended June 30, 2023
Revenues from external customers	$1,402,745	$1,399,962	$35,132	$—	$2,837,839
Intersegment revenues	—	59,110	—	—	59,110
Total	$1,402,745	$1,459,072	$35,132	$—	$2,896,949
Segment net income (loss)	$153,816	$6,946	$(16,288)	$(69,685)	$74,789

Six Months Ended June 30, 2022
Revenues from external customers	$1,054,481	$1,167,663	$129,081	$—	$2,351,225
Intersegment revenues	—	62,304	—	—	62,304
Total	$1,054,481	$1,229,967	$129,081	$—	$2,413,529
Segment net income (loss)	$109,529	$(18,745)	$32,006	$(33,187)	$89,603

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended June 30, 2023
Revenues from external customers	$2,283,333	$2,857,968	$170,664	$—	$5,311,965
Intersegment revenues	—	131,464	—	—	131,464
Total	$2,283,333	$2,989,432	$170,664	$—	$5,443,429
Segment net income (loss)	$198,667	$27,756	$(332,027)	$(112,500)	$(218,104)

Twelve Months Ended June 30, 2022
Revenues from external customers	$1,761,543	$2,379,265	$129,081	$—	$4,269,889
Intersegment revenues	—	116,763	—	—	116,763
Total	$1,761,543	$2,496,028	$129,081	$—	$4,386,652
Segment net income (loss)	$166,536	$7,418	$32,006	$(57,990)	$147,970
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three months ending June 30, 2023 include approximately $8 million of interest expense, including amounts incurred under the $550 million Term Loan entered into in April 2023, along with $2.5 million in costs associated with the planned separation of Centuri, additional legal indemnity and other costs incurred pursuant to the terms of the MountainWest sale agreement with Williams, and other professional services/consulting arrangements, including an undertaking associated with the identification of business optimization opportunities, related benchmarking, and assessment.
The six-month and twelve-month periods ended June 30, 2023 incrementally include, among other things, additional amounts related to commitments under the sale agreement with Williams in regard to MountainWest, including a charge of $28.4 million from the post-closing rate case settlement agreement for MountainWest Overthrust Pipeline (pending Federal Energy Regulatory Commission (the “FERC”) approval); and an additional $21 million reflecting the final post-closing payment of $7.4 million related to cash and net working capital balances above/below a contract benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. The post-closing payment of $7.4 million returned approximately the same amount initially paid by Williams to the Company at closing. Other corporate and administrative amounts during the year-to-date period also reflect residual costs associated with or as a result of the MountainWest sale, as well as $21.9 million of interest expense, including amounts noted above in the second quarter of 2023 and amounts under the loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest prior to it being paid in full in March 2023 (including $2.5 million in debt issuance costs written off when the debt was repaid). The twelve-month period ended June 30, 2023 included $55.8 million of interest expense under the aforementioned MountainWest acquisition loan, the other items noted above, as well as $12.5 million in combined costs associated with stockholder activism and the associated proxy contest, and costs of a strategic review initiative initiated in 2022. The amounts related to the MountainWest sale, including the rate case settlement, and post-closing adjustments, are included in Goodwill impairment and loss on sale on the Company’s Condensed Consolidated Statement of Income.
Note 8 - Dispositions
Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest sale closed on February 14, 2023. Additionally, the Company determined it will pursue a spin-off of Centuri to form a new independent publicly traded utility infrastructure services company. The Centuri spin-off is currently expected to be completed towards the end of the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. The separation of Centuri will be subject to, among other things, finalizing the transaction structure, final approval by the Board, approval by the ACC, the receipt of a favorable private letter ruling by the IRS relating to the tax-free nature of the transaction, and the effectiveness of a registration statement to be filed with the SEC. The application for the private letter ruling was filed with the IRS in March 2023, and the application to the ACC was filed in April 2023 and approved in June 2023. The Company confidentially submitted a draft Registration Statement on Form 10 relating to the spin-off to the SEC in the second quarter of 2023.

The fair value of the MountainWest assets held-for-sale was previously estimated based on the preliminary closing statement and subject to certain adjustments, including a post-closing payment between the parties related to final working capital balances. The amount of the post-closing payment was finalized in May 2023. The Company recognized an additional loss on sale of approximately $21 million during the quarter ended March 31, 2023. This reflects the accrued post-closing payment of $7.4 million related to cash and net working capital balances above/below a contractual benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. The post-closing payment of $7.4 million effectively returned approximately the same amount initially paid by Williams to the Company at closing. The $7.4 million reduced Proceeds from the sale of businesses, net of cash acquired in the Company’s Condensed Consolidated Statements of Cash Flows.
As referred to in Note 7 – Segment Information, in September 2022, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). Unless earlier settled by the parties, a hearing on the matter was to commence on August 1, 2023 with an initial decision from the presiding administrative law judge due by November 14, 2023. Under the terms of the purchase and sale agreement entered into in connection with the MountainWest sale, the Company is obligated, for a period of four years following the closing of the MountainWest sale, to indemnify Williams and MountainWest for any damages and liabilities resulting from the Section 5 Rate Case, including any reduction to the current applicable rate, up to a cap of $75 million. Williams agreed not to enter into any settlement of the Section 5 Rate Case that would result in damages being paid by the Company under the indemnity arrangement without prior written consent of the Company. In March 2023, the parties agreed to a settlement, which is pending approval by the FERC. As a result, the Company recorded an additional estimated loss of $28.4 million from the disposal of MountainWest in the first quarter of 2023, which is included in Goodwill impairment and loss on sale in the Company’s Condensed Consolidated Statement of Income. Other contingent commitments were part of the agreement as well, expenses for which have been immaterial to date and are expected to continue to be immaterial overall.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment) and all of the shares of common stock of Centuri Group, Inc. (“Centuri,” or the “utility infrastructure services” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction that closed on February 14, 2023. Additionally, the Company determined it would pursue a spin-off of Centuri (the “Centuri spin-off”), to form a new independent publicly traded utility infrastructure services company. The Centuri spin-off is currently expected to be completed towards the end of the first quarter of 2024 and to be tax free to the Company and its stockholders for U.S. federal income tax purposes. See Note 8 - Dispositions for more information.
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
As of June 30, 2023, Southwest had 2,207,000 residential, commercial, industrial, and other natural gas customers, of which 1,182,000 customers were located in Arizona, 820,000 in Nevada, and 205,000 in California. Over the past twelve months, first-time meter sets were approximately 42,000, compared to 39,000 for the twelve months ended June 2022. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2023, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 84% of its operating margin from residential and small commercial customers, 5% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 87 primary locations across 45 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
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
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months		Twelve Months
(In thousands, except per share amounts)	2023	2022	2023	2022	2023	2022
Contribution to net income (loss)
Natural gas distribution	$19,120	$(2,266)	$153,816	$109,529	$198,667	$166,536
Utility infrastructure services	18,818	4,741	6,946	(18,745)	27,756	7,418
Pipeline and storage	—	15,076	(16,288)	32,006	(332,027)	32,006
Corporate and administrative	(9,060)	(24,126)	(69,685)	(33,187)	(112,500)	(57,990)
Net income (loss)	$28,878	$(6,575)	$74,789	$89,603	$(218,104)	$147,970

Weighted average common shares	71,536	67,045	69,901	63,909	68,542	62,022
Basic earnings (loss) per share
Consolidated	$0.40	$(0.10)	$1.07	$1.40	$(3.18)	$2.39

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$102,789	$99,637	$362,153	$333,519	$603,168	$574,335
Plus:
Operations and maintenance (excluding Admin. & General) expense	79,179	75,721	158,875	149,143	318,008	289,930
Depreciation and amortization expense	74,845	55,930	149,495	128,044	284,494	255,113
Operating margin	$256,813	$231,288	$670,523	$610,706	$1,205,670	$1,119,378

2nd Quarter 2023 Overview
Southwest Gas Holdings highlights include the following:
•Application for Centuri separation approved by the Arizona Corporation Commission
•Confidentially submitted a draft Registration Statement on Form 10 relating to the Centuri spin-off to the SEC
•Corporate and administrative expenses include $7.7 million in interest expense related to borrowings and $2.5 million in Centuri spin costs
Natural gas distribution highlights include the following:
•42,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $26 million in the second quarter of 2023, including Arizona rate relief
•$381 million capital investment during the quarter
•COLI results increased $9.1 million compared to the prior-year quarter
Utility infrastructure services highlights include the following:
•Record revenues of $806 million in the second quarter of 2023, an increase of $99.7 million, or 14%, compared to the second quarter of 2022
•Record operating income of $53 million in the second quarter of 2023, an increase of $32.2 million, or 153%, compared to the second quarter of 2022
•$65 million storm restoration services revenue earned in the first half of 2023, an increase of $46 million over the first half of 2022
•Completed contracted work with customer acceptance on first offshore wind project

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$487,866	$377,942
Net cost of gas sold	231,053	146,654
Operating margin	256,813	231,288
Operations and maintenance expense	124,731	127,811
Depreciation and amortization	74,845	55,930
Taxes other than income taxes	21,604	20,098
Operating income	35,633	27,449
Other income (deductions)	18,742	(3,433)
Net interest deductions	37,104	28,633
Income (loss) before income taxes	17,271	(4,617)
Income tax benefit	(1,849)	(2,351)
Contribution to consolidated results	$19,120	$(2,266)
Results from natural gas distribution operations improved $21.4 million between the second quarters of 2023 and 2022. The improvement was primarily due to an increase in Operating margin and Other income (deductions) and a decrease in Operations and maintenance expense, offset by increases in Depreciation and amortization and Net interest deductions.
Operating margin increased $25.5 million quarter over quarter. Approximately $3 million of incremental margin was attributable to customer growth, including 42,000 first-time meter sets during the last twelve months. Combined rate relief added approximately $14 million of combined margin, nearly all of which relates to our recently concluded Arizona case. Additionally, a $16 million increase in recovery/return associated with regulatory account balances contributed to the increase; an associated comparable increase is also reflected in amortization expense between periods (discussed below). Included in the $16 million is a mostly timing-related item associated with approximately $10 million returned to customers during the second quarter of 2022 under a California climate credit program, whereas the annual return to customers (of approximately $11 million) occurred during the first quarter in 2023. Partially offsetting collective favorable impacts to margin between periods was Vintage Steel Pipe (“VSP”) and Customer-owned Yard Line (“COYL”) revenue in Arizona, which (combined) decreased approximately $2 million between the comparable second quarter periods. The remaining variance primarily relates to miscellaneous revenue and customers outside of the decoupling mechanism.
Operations and maintenance expense decreased $3.1 million between quarters primarily due to an $8 million decrease in legal claim-related expenses between periods, offset by an increase in external contractor and professional services costs in various areas of the business, including a consulting arrangement for the identification, benchmarking, and assessment of business optimization opportunities ($2 million), as well as increases in other costs, including with regard to leak survey, line locating, and uncollectible customer accounts.
Depreciation and amortization expense increased $18.9 million, or 34%, between quarters, primarily due to the timing item noted in regard to the California climate credit program and other increases in regulatory account amortization, discussed above ($16 million combined between quarters). The remaining increase was a result of a $552 million, or 6%, increase in average gas plant in service since the corresponding second quarter of 2022. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income increased $22.2 million. Interest income increased $11.3 million between quarters related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which increased from $355 million as of June 30, 2022 to $786 million as of June 30, 2023. The non-service-related components of employee pension and other postretirement benefit costs decreased $5.4 million between quarters. Southwest also recognized a $9.1 million increase in COLI results, inclusive of net death benefits of $1.6 million, compared to the comparable quarter in the prior year. Offsetting these impacts was $3.25 million related to an uncompleted software project deemed non-recoverable from utility operations.

Net interest deductions increased $8.5 million in the second quarter of 2023, as compared to the prior-year quarter, primarily due to interest associated with $300 million of Senior Notes issued in December 2022 and $300 million of Senior Notes issued in March 2023.
Results of Natural Gas Distribution
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2023	2022
Gas operating revenues	$1,402,745	$1,054,481
Net cost of gas sold	732,222	443,775
Operating margin	670,523	610,706
Operations and maintenance expense	255,919	247,447
Depreciation and amortization	149,495	128,044
Taxes other than income taxes	44,344	41,750
Operating income	220,765	193,465
Other income (deductions)	37,185	(2,118)
Net interest deductions	75,726	55,243
Income before income taxes	182,224	136,104
Income tax expense	28,408	26,575
Contribution to consolidated results	$153,816	$109,529
Contribution from natural gas distribution operations to consolidated net income increased $44 million between the first six months of 2023 and 2022. The increase was primarily due to increases in Operating margin and Other income (deductions), offset by an increase in Depreciation and amortization, Operations and maintenance, and Net interest deductions.
Operating margin increased $59.8 million, including $8 million attributable to customer growth. Rate relief contributed an additional $28 million. Amounts related to the recovery/return associated with other regulatory programs of $15 million also contributed to the increase; such amounts also increase amortization expense below. Additionally, an $8 million out-of-period adjusting entry was made in the first quarter of 2023, which reduced Net cost of gas sold (See Basis of Presentation in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q).
Operations and maintenance expense increased $8.5 million between periods, including increases in external contractor and professional services expenses in various areas of the business ($4 million), including $2 million for the optimization initiative noted earlier, as well as $3 million associated with customer-provided fuel for pipeline operations (offset in Operating margin) and approximately $2 million in vehicle/equipment fuel and related costs. A variety of other cost increases related to leak survey and line locating activities, reserves for customer accounts deemed uncollectible, and general office and related expenses were offset by approximately $7 million reduction in legal and claim-related costs.
Depreciation and amortization expense increased $21.5 million, or 17%, between periods primarily due to the increase in amortization related to regulatory account recoveries of approximately $15 million between periods, which is also reflected in Operating margin above. The additional increase was a result of a $542 million, or 6%, increase in average gas plant in service between periods. The increase in plant was attributable to pipeline reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (deductions) increased $39.3 million. Interest income increased $21 million between periods related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which have increased substantially since the comparable period in the the prior year. The non-service-related components of employee pension and other postretirement benefit costs decreased $10.6 million between periods. Southwest also recognized a $13.5 million increase in COLI policy cash surrender values and recognized death benefits in the current period compared to the comparable period in the prior year.
Net interest deductions increased $20 million between periods primarily due to interest associated with $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and $300 million of Senior Notes issued in March 2023. Additionally, increased interest resulted from short-term debt, primarily a $450 million term loan issued in January 2023 (paid off in full in April 2023).

Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$2,283,333	$1,761,543
Net cost of gas sold	1,077,663	642,165
Operating margin	1,205,670	1,119,378
Operations and maintenance expense	500,400	476,725
Depreciation and amortization	284,494	255,113
Taxes other than income taxes	85,791	82,068
Operating income	334,985	305,472
Other income (deductions)	32,419	(6,062)
Net interest deductions	136,363	106,462
Income before income taxes	231,041	192,948
Income tax expense	32,374	26,412
Contribution to consolidated results	$198,667	$166,536
Contribution from natural gas distribution operations to consolidated net income increased approximately $32 million between the twelve-month periods ended June 2023 and 2022. The increase was due primarily to increases in Operating margin and Other income (deductions), offset by an increase in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $86 million between periods. Customer growth provided $14 million, and combined rate relief provided $32 million of incremental operating margin. Approved VSP and COYL revenue in Arizona contributed to the improvement between periods ($13 million), as did recovery surcharges associated with regulatory account balances ($17 million). The $8 million out-of-period adjustment to Net cost of gas sold during the first quarter of 2023 also contributed to the increase.
Operations and maintenance expense increased $24 million between periods. In addition to general increases in a variety of general office, labor and insurance expenses, specific increases related to external contractor and professional services in various areas of the business ($10 million), leak survey and line locating costs ($5 million), reserves for customer accounts deemed uncollectible ($6 million), and in the cost of fuel used in operations ($8 million), partially offset by a $13.2 million reduction in legal and claim-related expenses.
Depreciation and amortization expense increased $29 million, or 12%, between periods due to a $531 million, or 6%, increase in average gas plant in service since the corresponding period in the prior year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. Additionally, an increase in amortization of regulatory account balances of $17 million, as discussed in regard to Operating margin above, contributed to the increase.
Other income increased $38 million between the twelve-month periods of 2023 and 2022. Interest income increased $28 million between periods related to carrying charges associated with the significant increase in deferred purchased gas cost balances and interest on other regulatory account balances. Non-service-related components of employee pension and other postretirement benefit costs decreased $17.2 million between periods. Southwest also recognized a $12.3 million increase in COLI results between periods. Offsetting these impacts were $12 million related to uncompleted software projects deemed non-recoverable from utility operations, and $3 million in market adjustments on other property in 2022.
Net interest deductions increased $30 million between periods primarily due to $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and $300 million of Senior Notes issued in March 2023. Other impacts include increased interest associated with a higher amount of short-term debt and higher rates on variable-debt overall, including under Southwest’s credit facility.
Income tax expense in both periods includes the amortization of Excess Accumulated Deferred Income Taxes (“EADIT”), which reduces tax expense as amounts are returned to customers through the billing process; tax expense also gives effect for COLI results, which are without tax impacts, similar to the non-taxable nature of death benefit proceeds under the associated insurance policies.

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$805,779	$706,090
Operating expenses:
Utility infrastructure services expenses	715,717	646,193
Depreciation and amortization	36,860	38,863
Operating income	53,202	21,034
Other income (deductions)	883	(147)
Net interest deductions	24,525	12,598
Income before income taxes	29,560	8,289
Income tax expense	9,361	3,054
Net income	20,199	5,235
Net income attributable to noncontrolling interests	1,381	494
Contribution to consolidated results	$18,818	$4,741
Utility infrastructure services revenues increased $99.7 million in the second quarter of 2023 when compared to the prior-year quarter, driven primarily by a $54.7 million increase in electric infrastructure revenues and a $26 million increase in offshore wind revenue, which is reflected as a component of other revenues (refer to Note 3 – Revenue in this Quarterly Report on Form 10-Q). Offshore wind revenue stems from three multi-year contracts whereby Centuri provides materials, subcontracts manufacturing, and self-performs fabrication and assembly of secondary steel components onshore, with delivery at a port facility. The increase in electric infrastructure services revenues was due to growth from both new and existing customers as well as revenues of $33.9 million from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $4.9 million in storm restoration work in the prior-year quarter. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The current quarter also included increased gas infrastructure services revenues of $14.6 million primarily resulting from $49.2 million of revenue related to a new bid contract that commenced during the first quarter of 2023, offset by lower volumes under certain existing customer master service agreements. Favorable weather in several operating locations, which allowed projects in those areas to be completed during an otherwise seasonally slow period also contributed to the increase.
Utility infrastructure services expenses increased $69.5 million in the second quarter of 2023 when compared to the prior-year quarter, driven primarily by a higher volume of work. Subcontractor costs increased during the second quarter of 2023 compared to the prior-year quarter primarily due to increased work under offshore wind projects. Despite continued inflationary pressures, operating margin in the second quarter of 2023 improved due to changes in the mix of work and increased operating efficiencies related to emergency restoration services, lower fuel prices, as well as favorable weather conditions in other locations between quarters. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $2.5 million between quarters primarily due to higher incentive compensation based on improved results, partially offset by lower strategic review costs incurred. Gains on sale of equipment in the second quarter of 2023 and 2022 (reflected as an offset to Utility infrastructure services expenses) were approximately $1.2 million and $1.6 million, respectively.
Depreciation and amortization expense decreased $2 million between quarters, primarily attributable to a $1.1 million decrease in amortization expense at Riggs Distler related to an acquired backlog intangible asset becoming fully amortized during 2022.
The increase in net interest deductions of $11.9 million included higher interest rates on outstanding variable-rate borrowings.
Income tax expense increased $6.3 million between quarters, primarily due to an increase in pre-tax income in 2023.

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$1,459,072	$1,229,967
Operating expenses:
Utility infrastructure services expenses	1,319,397	1,149,425
Depreciation and amortization	74,730	76,475
Operating income	64,945	4,067
Other income (deductions)	203	(633)
Net interest deductions	46,901	23,729
Income (loss) before income taxes	18,247	(20,295)
Income tax expense (benefit)	8,181	(3,116)
Net income (loss)	10,066	(17,179)
Net income attributable to noncontrolling interest	3,120	1,566
Contribution to consolidated results	$6,946	$(18,745)
Utility infrastructure services revenues increased $229.1 million in the first six months of 2023 when compared to the same period in the prior year, driven primarily by a $106.4 million increase in electric infrastructure revenues and a $69.3 million increase in offshore wind revenue, which is reflected as a component of other revenues. The increase in electric infrastructure services revenues during the first six months of 2023 was due to growth from both new and existing customers as well as revenues of $64.5 million from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $19 million in storm restoration work in the same period in the prior year. The current six month period also included $51.3 million of increased gas infrastructure services revenues primarily resulting from $78.9 million of revenue related to a new bid contract that commenced during the first quarter of 2023, partially offset by lower volumes under certain existing customer master service agreements.
Utility infrastructure services expenses increased $170 million in the first six months of 2023 when compared to the same period in the prior year, driven primarily by a higher volume of work. Subcontractor costs increased during the first six months of 2023 compared to the prior year primarily due to increased work under offshore wind projects. Despite continued inflationary pressures, operating margin in the first six months of 2023 improved due to changes in the mix of work and increased operating efficiencies related to emergency restoration services, lower fuel prices, and favorable weather conditions in certain locations between periods. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $2.4 million between periods primarily due to higher incentive compensation based on improved results, partially offset by lower strategic review costs incurred. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $1.8 million and $2 million, during the first six months of 2023 and 2022, respectively.
Depreciation and amortization expense decreased $1.7 million between periods, primarily attributable to decreased amortization expense of Riggs Distler related to the acquired backlog intangible asset becoming fully amortized during 2022.
The increase in net interest deductions of $23.2 million was primarily due to higher interest rates on outstanding variable-rate borrowings.
Income tax expense increased $11.3 million during the first six months of 2023, primarily due to increased pre-tax income in 2023.

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended June 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$2,989,432	$2,496,028
Operating expenses:
Utility infrastructure services expenses	2,699,290	2,290,638
Depreciation and amortization	153,608	144,157
Operating income	136,534	61,233
Other income (deductions)	(51)	682
Net interest deductions	84,543	41,474
Income before income taxes	51,940	20,441
Income tax expense	17,024	7,941
Net income	34,916	12,500
Net income attributable to noncontrolling interests	7,160	5,082
Contribution to consolidated results	$27,756	$7,418
Utility infrastructure services revenues increased $493.4 million in the current twelve-month period compared to the corresponding period of 2022, including a $313.7 million increase at Riggs Distler (acquired in August 2021), of which $132.8 million related to offshore wind projects that are reflected as a component of other revenues. Revenues from electric infrastructure services overall increased $189.2 million in the current twelve-month period when compared to the prior year, with $79 million attributable to Riggs Distler. Included in the incremental electric infrastructure revenues during the twelve-month period of 2023 was $115.2 million from emergency restoration services following storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, as compared to $72.1 million in similar services during the twelve-month period in 2022. The current twelve-month period also included $170 million of increased gas infrastructure services revenues primarily resulting from $78.9 million of revenue related to a new bid contract that commenced during the first quarter of 2023, as well as growth with existing gas infrastructure customers under master service and bid agreements.
Utility infrastructure services expenses increased $408.7 million between periods. The overall increase included $289.5 million from Riggs Distler, and incremental costs related to the generally higher volume of work. Changes in the mix of work caused by customers’ supply chain challenges, as well as inflation, led to higher input costs including subcontractor expenses, as well as increased project-related travel and equipment rental costs incurred to fulfill electric infrastructure services. A loss of $6.7 million was incurred on a gas infrastructure bid project during the current twelve-month period due to higher costs than anticipated and scheduling delays. General and administrative costs, included in total Utility infrastructure services expenses, decreased approximately $6.2 million between comparative periods attributable to $13.2 million of professional fees incurred during the twelve-month period of 2022 in connection with the Riggs Distler acquisition that did not recur in 2023. Other administrative costs increased due to the growth in the business and higher incentive compensation based on improved results. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $6.3 million and $4.8 million for the twelve-month periods of 2023 and 2022, respectively.
Depreciation and amortization expense increased $9.5 million between comparative twelve-month periods primarily related to Riggs Distler.
Net interest deductions increased $43.1 million between periods due to incremental outstanding borrowings under Centuri’s $1.545 billion amended and restated secured revolving credit and term loan facility which funded the 2021 acquisition of Riggs Distler, in addition to higher interest rates on outstanding variable-rate borrowings.
The increase in income tax expense of $9.1 million between the current and prior-year twelve-month period was primarily due to increased pre-tax income.

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and the Federal Energy Regulatory Commission (the “FERC”).
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed a general rate case application in December 2021, primarily to reflect in rates the substantial capital investments that were made since the end of the test year in an earlier case, including investments in a customer information system implemented in May 2021. At a hearing held in September 2022, Southwest, the Utilities Division Staff (the “Staff”), and the Residential Utility Consumer Office jointly stipulated to several issues, including a target capital structure consisting of 50% equity and 50% debt; a 9.30% return on equity; and foregoing a premium related to the Graham County acquisition as well as the recovery of $12 million of waived late fees on customer account balances that would have otherwise applied to delinquent accounts in the absence of a COVID-19 moratorium on such fees. Approximately $12 million in costs related to the Liquefied Natural Gas facility deferred in an authorized regulatory asset was approved to be amortized over four years. The ACC’s final order authorized a $54.3 million increase, with new rates effective February 1, 2023.
Delivery Charge Adjustment. The Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to recover/return the over- or under-collected margin tracker (decoupling mechanism) balance. An April 2022 request proposed a rate to return $10.5 million, the over-collected balance existing at the end of the first quarter 2022, which became effective July 1, 2022. The most recent filing was made in April 2023 to request a rate to address the over-collected balance of $53.5 million existing as of March 31, 2023. The requested rate to return the over-collected balance was approved and will become effective August 1, 2023.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT (including that which resulted from 2017 U.S. federal tax reform) compared to the amount authorized in the most recently concluded rate case. Following inaugural surcredit rate establishment under the TEAM mechanism, in December 2022, Southwest filed its most recent TEAM rate application, proposing to update the TEAM surcredit to refund $6.5 million of estimated net EADIT savings, which was approved by the ACC and was made effective May 1, 2023.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2023, Southwest requested approval to recover the outstanding revenue requirement of approximately $4.3 million associated with 2022 COYL investments, which will increase the COYL recovery rate. The new rate became effective July 1, 2023.
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current gas cost balancing account (“GCBA”) adjustment to clear the then existing $351 million balance. In July, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately $358 million balance as of May 31, 2023. The increased GCBA rate will remain for two years or until the balance drops below $10 million, at which point the GCBA rate would be set to $0.00 per therm, where it will remain until the under collected balance exceeds $10 million or the over collected balance exceeds negative $10 million. The ongoing deferred energy rates, separate from the GCBA rates, continue to be updated monthly.
California Jurisdiction
Attrition Filing. Following the 2021 implementation of rates approved as part of the most recent general rate case, the continuation of annual Post Test Year (“PTY”) attrition increases of 2.75% began in January 2022, with the most recent annual attrition increase effective January 1, 2023. The PTY increase associated with the North Lake Tahoe Lateral revenue requirement became effective February 1, 2023.
Carbon Offset Program. In March 2022, Southwest filed an application to seek approval to offer a voluntary program to California customers to purchase carbon offsets in an effort to provide customers additional options to offset their respective greenhouse gas (“GHG”) emissions. A request to establish a two-way balancing account to track program-related costs and revenues was included as part of the application. The CPUC issued a decision dismissing Southwest’s application without prejudice. Southwest anticipates filing a new application in 2023 addressing points raised by third parties as part of the earlier request, which included a request to demonstrate that purchased offsets would result in actual GHG emissions reductions.
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
General Revenues Adjustment. As noted above, the continuation of the GRA was affirmed as part of Southwest’s most recent general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2022 related to balances as of September 30, 2022. Given the magnitude of the outstanding balances, further discussion with the parties resulted in a settlement of the issues and utilizing a more current GRA balance as of January 2023 to more closely align the rates implemented with the existing balance. Recovery rates and adjustments thereto as part of the ARA primarily impact cash flows but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA became effective July 1, 2023.
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
Nevada Leak Survey. In 2019, the PUCN opened an Investigation and Rulemaking action to consider certain amendments to the Nevada Administrative Code requiring annual leak surveys of distribution pipelines transporting natural gas or liquid petroleum. The increased survey activity was to focus on business districts and to be conducted generally on an annual basis (not exceeding 15-month survey intervals). The proposed regulations were permanently adopted with a January 1, 2023 effective date. Regulatory asset treatment was approved for the purpose of tracking incremental costs associated with implementing the increased leak surveys with recovery expected in the next general rate case.
FERC Jurisdiction
MountainWest Overthrust Pipeline. On September 22, 2022, during the period of Southwest Gas Holdings’ ownership of the MountainWest entities, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). Unless earlier settled by the parties, a hearing on the matter was to commence in August 2023 with an initial decision from the presiding administrative law judge due by November 14, 2023. Under the terms of the purchase and sale agreement entered into in connection with the MountainWest sale, the Company became obligated, for a period of four years following the closing of the MountainWest sale, to indemnify Williams and MountainWest for any damages and liabilities resulting from the Section 5 Rate Case, including any reduction to the current applicable rate, up to a cap of $75 million. Williams, in collaboration with the Company, agreed to a settlement of the Section 5 Rate Case, which is pending approval by the FERC. As a result of the settlement, the Company recorded a charge of $28.4 million, the amount expected to be obligated in regard to the revenue reduction of the settlement, which was recognized during the first quarter of 2023 in Goodwill impairment and loss on sale, and continues to be reflected as such on the Company’s Condensed Consolidated Statements of Income for the six- and twelve- months ended June 30, 2023.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of June 30, 2023, under-collections in each of Southwest’s service territories resulted in an asset of $786 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets.
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

The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2023	December 31, 2022	June 30, 2022
Arizona	$338,831	$292,472	$254,319
Northern Nevada	60,781	27,384	10,488
Southern Nevada	349,649	122,959	89,426
California	36,327	7,305	338
	$785,588	$450,120	$354,571
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. More recently, a number of conditions, such as winter storms and market forces (including historically low storage levels) have caused gas prices to spike and remain higher during extended periods as compared to previous historical levels. The Company’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $251 million in the first six months of 2023 as compared to the same period of 2022. The decline in cash flows primarily resulted from the impacts of changes in components of working capital overall, including the timing and amount of accounts payable and other current asset and liability balances. Additionally, the decline was impacted by the change in purchased gas costs for Southwest, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. Amounts were greatly impacted due to higher than expected natural gas costs during the most recent winter period, which was reflected in higher Deferred purchased gas cost balances in advance of rates to recover the balance.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the six- and twelve-month periods ended June 30, 2023 mainly include charges related to the MountainWest sale that closed in February 2023, interest paid on borrowings, and costs associated with the Centuri spin-off.
Investing Cash Flows. Cash flows from consolidated investing activities increased $1 billion in the first six months of 2023 as compared to the same period of 2022. The overall increase was driven by $1.05 billion in proceeds received in connection with the MountainWest sale (which is net of cash sold), partially offset by an increase in capital expenditures in both the natural gas distribution and utility infrastructure services segments.
Financing Cash Flows. Cash flows from consolidated financing activities decreased $641 million in the first six months of 2023 as compared to the same period of 2022. The overall decrease was primarily due to the first quarter 2023 repayment ($1.1 billion) of the term loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest. Other impacts included proceeds from the issuance of common stock in underwritten public offerings in each period ($200 million lower than in the 2022 period), $300 million of Senior Notes (the “March 2023 Notes”) issued by Southwest compared to $600 million in notes issued by Southwest in the first quarter of 2022. In March 2023, Southwest repaid the remaining indebtedness ($225 million) related to a $250 million Term Loan (the “March 2021 Term Loan”), whereas, in the first six months of 2022, Southwest repaid $300 million, including $275 million related to two maturing debt obligations and $25 million in regard to a portion of the March 2021 Term Loan. Separately, Southwest Gas Holdings entered into a $550 million Term Loan Credit Agreement in April 2023. A substantial portion of the term loan proceeds were contributed to Southwest as equity, which in turn was primarily used by Southwest to repay term loan indebtedness entered into to finance an escalation in purchased gas costs. Other financing cash flows include borrowings and repayment under the companies’ credit facilities.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.

Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $189 million in the first six months of 2023 as compared to the same period of 2022. The decline in operating cash flows was primarily attributable to Deferred purchased gas costs changes and the other working capital balances (as discussed above).
Investing Cash Flows. Cash used in investing activities increased $112 million in the first six months of 2023 as compared to the same period of 2022. The change was primarily due to increases in capital expenditures in 2023 and decreases related to customer advances for construction (amounts collected and/or returned) as compared to the same period in the prior year. See also Gas Segment Construction Expenditures, and Debt Maturities, and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $379 million in the first six months of 2023 as compared to the same period of 2022. The increase was primarily due to $530 million in parent capital contributions in the current period, offset by the $225 million repayment of the March 2021 Term Loan. A $450 million term loan in January 2023 to finance the escalation in purchased gas cost (noted above), was repaid following the parent capital contribution in the second quarter of 2023. Dividends paid and borrowing and repayment activity under the credit facility comprise the remaining activity between periods. See Note 5 – Debt.
Gas Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended June 30, 2023, construction expenditures for the natural gas distribution segment were $771 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures represented costs associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2025 will be approximately $2.0 billion. Of this amount, approximately $700 million to $720 million is expected to be incurred during calendar year 2023. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period ending December 31, 2025, cash flows from operating activities of Southwest are expected to provide approximately 75% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities, equity contributions from the Company, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2023, the combined balance in the PGA accounts totaled an under-collection of $786 million. See PGA Filings for more information. The market price of natural gas spiked as a result of numerous market forces including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region in the latter part of 2022 and continuing into January 2023. As a result of this increase in pricing, in January 2023, Southwest entered into a 364-day $450 million term loan in order to fund the incremental cost. This indebtedness was repaid in April 2023 (refer to Note 5 – Debt in this Quarterly Report on Form 10-Q). We may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events or otherwise.
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
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At June 30, 2023, $15.5 million was outstanding under this facility.
Southwest has a credit facility with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first six months of 2023 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first six months of 2023 was $75 million. At June 30, 2023, no borrowings were outstanding on either the long-term or short-term portions of the facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2023, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at June 30, 2023 totaled $2.6 billion. The maximum amount outstanding on the combined facility during the first six months of 2023 was $1.184 billion. As of June 30, 2023, $184 million was outstanding on the revolving credit facility, in addition to $1 billion that was outstanding on the term loan portion of the facility. Also at June 30, 2023, there was approximately $139 million, net of letters of credit, available for borrowing under the line of credit.
In the first quarter of 2023, the Company paid off (primarily with proceeds from the MountainWest sale) the remaining balance on the $1.6 billion term loan entered into in November 2021 in connection with the acquisition of MountainWest.
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

In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the SEC. There was no activity under this multi-year program during the second quarter of 2023. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, or other indebtedness), and to provide for working capital. The Company had approximately $341.8 million available under the program as of June 30, 2023. See Note 4 – Common Stock for more information.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term maturities, to separate from Centuri by means of a spin-off from the Company, by other means or at all, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, estimates regarding contractual commitments for the MountainWest Overthrust Pipeline rate case settlement, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, expectations of a tax-free nature of a spin-off of Centuri, the impact of recent Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement and VSP programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, including with regard to the MountainWest Overthrust Section 5 rate case before the FERC, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri spin-off, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2022.
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

Based on the most recent evaluation, as of June 30, 2023, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2023 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
During fiscal quarter ended June 30, 2023, none of our directors or Section 16 officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1#		Second Amendment to Second Amended and Restated Centuri Credit Agreement

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended June 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 9, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 9, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

