Form 10-Q
period 2023-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2023-11-08
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,519,025 shares as of October 31, 2023.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 31, 2023.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,892,766	$9,453,907
Less: accumulated depreciation	(2,780,482)	(2,674,157)
Construction work in progress	272,969	244,750
Net regulated operations plant	7,385,253	7,024,500
Other property and investments, net	1,254,065	1,281,172
Current assets:
Cash and cash equivalents	104,939	123,078
Accounts receivable, net of allowances	903,365	866,246
Accrued utility revenue	44,600	88,100
Income taxes receivable, net	4,268	8,738
Deferred purchased gas costs	687,137	450,120
Prepaid and other current assets	229,696	433,850
Current assets held for sale	24,480	1,737,530
Total current assets	1,998,485	3,707,662
Noncurrent assets:
Goodwill	787,433	787,250
Deferred income taxes	253	82
Deferred charges and other assets	410,793	395,948
Total noncurrent assets	1,198,479	1,183,280
Total assets	$11,836,282	$13,196,614
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,515,428 and 67,119,143 shares)	$73,145	$68,749
Additional paid-in capital	2,539,759	2,287,183
Accumulated other comprehensive loss, net	(43,523)	(44,242)
Retained earnings	669,364	747,069
Total equity	3,238,745	3,058,759
Redeemable noncontrolling interests	145,157	159,349
Long-term debt, less current maturities	5,235,539	4,403,299
Total capitalization	8,619,441	7,621,407
Current liabilities:
Current maturities of long-term debt	42,335	44,557
Short-term debt	57,500	1,542,806
Accounts payable	255,251	662,090
Customer deposits	47,206	51,182
Income taxes payable, net	267	2,690
Accrued general taxes	75,932	67,094
Accrued interest	46,837	38,556
Other current liabilities	527,201	369,743
Current liabilities held for sale	—	644,245
Total current liabilities	1,052,529	3,422,963
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	742,078	682,067
Accumulated removal costs	454,000	445,000
Other deferred credits and other long-term liabilities	968,234	1,025,177
Total deferred income taxes and other credits	2,164,312	2,152,244
Total capitalization and liabilities	$11,836,282	$13,196,614
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Operating revenues:
Regulated operations revenues	$394,603	$367,122	$1,832,480	$1,550,684	$2,481,478	$2,001,898
Utility infrastructure services revenues	774,889	758,466	2,233,961	1,988,433	3,005,855	2,621,646
Total operating revenues	1,169,492	1,125,588	4,066,441	3,539,117	5,487,333	4,623,544
Operating expenses:
Net cost of gas sold	170,056	100,991	908,646	547,769	1,159,937	682,449
Operations and maintenance	126,851	154,236	404,554	479,330	561,990	618,026
Depreciation and amortization	105,520	116,933	329,745	347,589	452,611	450,960
Taxes other than income taxes	21,147	23,356	66,981	70,778	89,586	90,987
Utility infrastructure services expenses	685,687	680,135	2,005,084	1,829,560	2,704,842	2,403,503
Goodwill impairment and loss on sale	—	—	71,230	—	526,655	—
Total operating expenses	1,109,261	1,075,651	3,786,240	3,275,026	5,495,621	4,245,925
Operating income (loss)	60,231	49,937	280,201	264,091	(8,288)	377,619
Other income and (expenses):
Net interest deductions	(71,998)	(64,373)	(218,679)	(165,942)	(295,487)	(203,939)
Other income	14,464	1,593	52,528	2	46,337	478
Total other income and (expenses)	(57,534)	(62,780)	(166,151)	(165,940)	(249,150)	(203,461)
Income (loss) before income taxes	2,697	(12,843)	114,050	98,151	(257,438)	174,158
Income tax expense (benefit)	(1,270)	(1,525)	32,174	18,300	(61,779)	23,130
Net income (loss)	3,967	(11,318)	81,876	79,851	(195,659)	151,028
Net income attributable to noncontrolling interests	736	991	3,856	2,557	6,905	3,791
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$3,231	$(12,309)	$78,020	$77,294	$(202,564)	$147,237
Earnings (loss) per share:
Basic	$0.05	$(0.18)	$1.11	$1.19	$(2.91)	$2.30
Diluted	$0.04	$(0.18)	$1.10	$1.19	$(2.91)	$2.30
Weighted average shares:
Basic	71,626	67,157	70,488	65,004	69,660	63,905
Diluted	71,851	67,157	70,676	65,148	69,660	64,051
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Net income (loss)	$3,967	$(11,318)	$81,876	$79,851	$(195,659)	$151,028
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain	—	—	—	—	3,099	44,974
Amortization of prior service cost	33	34	99	100	132	282
Amortization of net actuarial loss	253	6,616	760	19,847	7,374	28,321
Regulatory adjustment	(90)	(5,524)	(270)	(16,571)	(5,156)	(61,767)
Net defined benefit pension plans	196	1,126	589	3,376	5,449	11,810
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	—	—	416	—	828
Net forward-starting interest rate swaps	—	—	—	416	—	828
Foreign currency translation adjustments	(2,261)	(5,830)	130	(7,263)	1,260	(6,919)
Total other comprehensive income, net of tax	(2,065)	(4,704)	719	(3,471)	6,709	5,719
Comprehensive income (loss)	1,902	(16,022)	82,595	76,380	(188,950)	156,747
Comprehensive income attributable to noncontrolling interests	736	991	3,856	2,557	6,905	3,791
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$1,166	$(17,013)	$78,739	$73,823	$(195,855)	$152,956
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$81,876	$79,851	$(195,659)	$151,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	329,745	347,589	452,611	450,960
Impairment of assets and other charges	71,230	—	526,655	—
Deferred income taxes	45,317	22,955	(49,686)	38,793
Gains on sale of property and equipment	(3,090)	(5,215)	(5,740)	(6,756)
Changes in undistributed stock compensation	8,557	7,855	10,148	9,473
Equity AFUDC	(82)	(912)	365	(912)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(40,232)	(78,719)	(155,288)	(68,192)
Accrued utility revenue	43,500	43,600	(3,300)	(1,600)
Deferred purchased gas costs	(252,022)	(92,200)	(307,037)	(142,518)
Accounts payable	(360,554)	(29,353)	(37,292)	72,159
Accrued taxes	12,687	18,352	12,264	5,673
Other current assets and liabilities	315,728	(1,039)	108,914	(113,537)
Changes in deferred charges and other assets	1,243	16,417	1,712	10,832
Changes in other liabilities and deferred credits	(55,469)	(25,826)	(56,128)	(42,186)
Net cash provided by operating activities	198,434	303,355	302,539	363,217
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(664,590)	(612,516)	(911,495)	(821,405)
Acquisition of businesses, net of cash acquired	—	(18,809)	—	(1,542,674)
Proceeds from the sale of business, net of cash sold	1,022,483	—	1,022,483	—
Changes in customer advances	(6,974)	23,222	(8,690)	31,256
Other	6,147	4,005	19,964	7,506
Net cash provided by (used in) investing activities	357,066	(604,098)	122,262	(2,325,317)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	249,238	459,051	252,015	461,880
Centuri distribution to redeemable noncontrolling interest	(39,894)	(39,649)	(39,894)	(39,649)
Dividends paid	(130,232)	(118,980)	(171,815)	(154,910)
Issuance of long-term debt, net	1,043,602	770,240	1,341,167	775,976
Retirement of long-term debt	(168,127)	(422,356)	(245,685)	(468,205)
Change in long-term credit facility and commercial paper	(50,000)	8,000	(138,000)	138,000
Issuance of short-term debt	450,000	—	450,000	1,850,000
Other changes in short-term debt	(1,937,747)	(380,253)	(1,923,687)	(593,253)
Withholding remittance - share-based compensation	(1,742)	(2,105)	(2,299)	(2,115)
Other, including principal payments on finance leases	(12,642)	(19,929)	(16,885)	(16,303)
Net cash provided by (used in) financing activities	(597,544)	254,019	(495,083)	1,951,421
Effects of currency translation on cash and cash equivalents	102	(701)	(51)	(739)
Change in cash and cash equivalents	(41,942)	(47,425)	(70,333)	(11,418)
Cash and cash equivalents included in current assets held for sale at beginning of period	23,803	—	—	—
Cash and cash equivalents at beginning of period	123,078	222,697	175,272	186,690
Cash and cash equivalents at end of period	$104,939	$175,272	$104,939	$175,272
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$196,609	$146,792	$269,642	$194,016
Income taxes paid, net	$5,957	$10,317	$7,641	$6,860
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock shares
Beginning balances	71,473	67,004	67,119	60,422
Common stock issuances	42	60	4,396	6,642
Ending balances	71,515	67,064	71,515	67,064
Common stock amount
Beginning balances	$73,103	$68,634	$68,749	$62,052
Common stock issuances	42	60	4,396	6,642
Ending balances	73,145	68,694	73,145	68,694
Additional paid-in capital
Beginning balances	2,534,223	2,279,493	2,287,183	1,824,216
Common stock issuances	5,536	3,757	252,576	459,034
Ending balances	2,539,759	2,283,250	2,539,759	2,283,250
Accumulated other comprehensive loss
Beginning balances	(41,458)	(45,528)	(44,242)	(46,761)
Foreign currency exchange translation adjustment	(2,261)	(5,830)	130	(7,263)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	196	1,126	589	3,376
FSIRS amounts reclassified to net income, net of tax	—	—	—	416
Ending balances	(43,523)	(50,232)	(43,523)	(50,232)
Retained earnings
Beginning balances	696,958	1,156,253	747,069	1,114,313
Net income (loss)	3,231	(12,309)	78,020	77,294
Dividends declared	(44,584)	(41,696)	(133,879)	(125,337)
Redemption value adjustments	13,759	8,955	(21,846)	44,933
Ending balances	669,364	1,111,203	669,364	1,111,203
Total equity ending balances	$3,238,745	$3,412,915	$3,238,745	$3,412,915
Dividends declared per common share	$0.62	$0.62	$1.86	$1.86
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Regulated operations plant:
Gas plant	$9,892,766	$9,453,907
Less: accumulated depreciation	(2,780,482)	(2,674,157)
Construction work in progress	272,969	244,750
Net regulated operations plant	7,385,253	7,024,500
Other property and investments, net	147,461	169,397
Current assets:
Cash and cash equivalents	70,970	51,823
Accounts receivable, net of allowance	167,805	234,081
Accrued utility revenue	44,600	88,100
Income taxes receivable, net	159	103
Deferred purchased gas costs	687,137	450,120
Receivable from parent	—	2,130
Prepaid and other current assets	191,212	401,789
Current assets held for sale	24,480	—
Total current assets	1,186,363	1,228,146
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	388,529	370,483
Total noncurrent assets	399,684	381,638
Total assets	$9,118,761	$8,803,681
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,157,274	1,622,969
Accumulated other comprehensive loss, net	(37,672)	(38,261)
Retained earnings	966,582	935,355
Total equity	3,135,296	2,569,175
Long-term debt, less current maturities	3,500,684	3,251,296
Total capitalization	6,635,980	5,820,471
Current liabilities:
Short-term debt	—	225,000
Accounts payable	115,267	497,046
Customer deposits	47,206	51,182
Accrued general taxes	75,932	67,094
Accrued interest	38,120	29,569
Payable to parent	1,822	—
Other current liabilities	256,365	150,817
Total current liabilities	534,712	1,020,708
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	727,483	683,948
Accumulated removal costs	454,000	445,000
Other deferred credits and other long-term liabilities	766,586	833,554
Total deferred income taxes and other credits	1,948,069	1,962,502
Total capitalization and liabilities	$9,118,761	$8,803,681
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Regulated operations revenues	$394,603	$303,944	$1,797,348	$1,358,425	$2,373,992	$1,809,639
Operating expenses:
Net cost of gas sold	170,056	100,441	902,278	544,216	1,147,278	678,896
Operations and maintenance	122,270	121,537	378,189	368,984	501,133	478,554
Depreciation and amortization	69,268	64,390	218,763	192,434	289,372	258,144
Taxes other than income taxes	21,147	20,693	65,491	62,443	86,245	82,652
Total operating expenses	382,741	307,061	1,564,721	1,168,077	2,024,028	1,498,246
Operating income (loss)	11,862	(3,117)	232,627	190,348	349,964	311,393
Other income and (expenses):
Net interest deductions	(35,772)	(29,417)	(111,498)	(84,660)	(142,718)	(110,957)
Other income (deductions)	14,537	1,678	51,722	(440)	45,278	(97)
Total other income and (expenses)	(21,235)	(27,739)	(59,776)	(85,100)	(97,440)	(111,054)
Income (loss) before income taxes	(9,373)	(30,856)	172,851	105,248	252,524	200,339
Income tax expense (benefit)	(6,122)	(8,657)	22,286	17,918	34,909	28,458
Net income (loss)	$(3,251)	$(22,199)	$150,565	$87,330	$217,615	$171,881
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Net income (loss)	$(3,251)	$(22,199)	$150,565	$87,330	$217,615	$171,881
Other comprehensive income, net of tax
Defined benefit pension plans:
Net actuarial gain	—	—	—	—	3,099	44,974
Amortization of prior service cost	33	34	99	100	132	282
Amortization of net actuarial loss	253	6,616	760	19,847	7,374	28,321
Regulatory adjustment	(90)	(5,524)	(270)	(16,571)	(5,156)	(61,767)
Net defined benefit pension plans	196	1,126	589	3,376	5,449	11,810
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income (loss)	—	—	—	416	—	828
Net forward-starting interest rate swaps	—	—	—	416	—	828
Total other comprehensive income, net of tax	196	1,126	589	3,792	5,449	12,638
Comprehensive income (loss)	$(3,055)	$(21,073)	$151,154	$91,122	$223,064	$184,519
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$150,565	$87,330	$217,615	$171,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,763	192,434	289,372	258,144
Deferred income taxes	43,348	26,579	59,156	44,016
Gain on sale of property	(136)	(1,503)	(136)	(1,503)
Changes in undistributed stock compensation	5,395	4,993	6,178	5,948
Equity AFUDC	—	(248)	248	(248)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	66,275	66,048	(64,187)	(188)
Accrued utility revenue	43,500	43,600	(3,300)	(1,600)
Deferred purchased gas costs	(237,017)	(90,206)	(305,786)	(140,524)
Accounts payable	(346,579)	(71,899)	(31,404)	28,401
Accrued taxes	8,782	18,725	11,811	21,082
Other current assets and liabilities	291,863	(5,908)	109,034	(94,787)
Changes in deferred charges and other assets	(21,750)	1,112	(24,556)	(8,905)
Changes in other liabilities and deferred credits	(54,894)	(26,467)	(56,117)	(42,948)
Net cash provided by operating activities	168,115	244,590	207,928	238,769
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(581,190)	(485,825)	(778,496)	(672,410)
Changes in customer advances	(6,974)	23,222	(8,690)	31,255
Other	670	(1,005)	8,592	(1,102)
Net cash used in investing activities	(587,494)	(463,608)	(778,594)	(642,257)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	530,000	—	530,000	—
Dividends paid	(111,200)	(92,200)	(141,200)	(121,600)
Issuance of long-term debt, net	297,759	593,862	595,560	593,862
Retirement of long-term debt	—	(275,000)	—	(275,000)
Change in long-term credit facility and commercial paper	(50,000)	8,000	(138,000)	138,000
Issuance of short-term debt	450,000	—	450,000	—
Other changes in short-term debt	(675,000)	(25,000)	(675,000)	(25,000)
Withholding remittance - share-based compensation	(1,528)	(2,011)	(2,086)	(2,020)
Other	(1,505)	(2,173)	(2,789)	(2,361)
Net cash provided by financing activities	438,526	205,478	616,485	305,881

Change in cash and cash equivalents	19,147	(13,540)	45,819	(97,607)
Cash and cash equivalents at beginning of period	51,823	38,691	25,151	122,758
Cash and cash equivalents at end of period	$70,970	$25,151	$70,970	$25,151
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$99,425	$76,141	$131,264	$113,161
Income taxes paid (received), net	$—	$5	$—	$(13,524)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	2,156,026	1,622,006	1,622,969	1,618,911
Share-based compensation	1,248	614	4,305	3,709
Contributions from Southwest Gas Holdings, Inc.	—	—	530,000	—
Ending balances	2,157,274	1,622,620	2,157,274	1,622,620
Accumulated other comprehensive loss
Beginning balances	(37,868)	(44,247)	(38,261)	(46,913)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	196	1,126	589	3,376
FSIRS amounts reclassified to net income, net of tax	—	—	—	416
Ending balances	(37,672)	(43,121)	(37,672)	(43,121)
Retained earnings
Beginning balances	1,009,608	952,725	935,355	906,827
Net income (loss)	(3,251)	(22,199)	150,565	87,330
Share-based compensation	(75)	(98)	(438)	(729)
Dividends declared to Southwest Gas Holdings, Inc.	(39,700)	(30,000)	(118,900)	(93,000)
Ending balances	966,582	900,428	966,582	900,428
Total Southwest Gas Corporation equity ending balances	$3,135,296	$2,529,039	$3,135,296	$2,529,039
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

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
As part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri and has continued to undertake significant efforts toward a near-term separation, including submitting a confidential draft registration statement on Form S-1 to the U.S. Securities and Exchange Commission (the “SEC”). See Note 8 - Dispositions for more information.
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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest (with its subsidiaries) included herein have been prepared pursuant to the rules and regulations of the SEC. The year-end 2022 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole during the recently completed quarter.
The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring items and estimates necessary for a fair statement of results for the interim periods, have been made.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Annual Report to Stockholders, which is incorporated by reference into Southwest’s and the Company’s 2022 Annual Report on Form 10-K.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Net cash surrender value of COLI policies	$141,321	$136,245
Other property	6,140	33,152
Total Southwest Gas Corporation	147,461	169,397
Non-regulated property, equipment, and intangibles	1,748,625	1,677,218
Non-regulated accumulated provision for depreciation and amortization	(677,442)	(596,518)
Other property and investments	35,421	31,075
Total Southwest Gas Holdings, Inc.	$1,254,065	$1,281,172
Held for sale. In the first quarter of 2023, the Company and Southwest concluded certain assets associated with its previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Condensed Consolidated Balance Sheets in the first quarter of 2023. In September 2023, the Company and Southwest recorded an estimated loss of $2.1 million on the assets based upon an updated fair value less costs to sell, which is recorded in Other income (deductions).
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $67.7 million and $30 million of money market fund investments at September 30, 2023 and December 31, 2022, respectively. The money market fund investments for Southwest were $66 million at September 30, 2023 and $17.6 million at December 31, 2022, respectively.
Noncash investing activities include capital expenditures that were not yet paid, thereby remaining in accounts payable, the amounts related to which declined by approximately $39.6 million and $35.2 million during the nine months ended September 30, 2023, for the Company and Southwest, respectively, and decreased $10.5 million and $2.9 million for each of these entities during the twelve months ended September 30, 2023.
The Other change in short-term debt as presented on the Company’s and Southwest’s Condensed Consolidated Statements of Cash Flows is comprised of repayments of short-term debt and changes in the current portion of the credit facility.
Deferred purchased gas costs. In July 2023, the Arizona Corporation Commission approved an increase in the gas cost balancing account (“GCBA”) rate, over a two-year period, as an enhancement to the existing gas cost recovery mechanism, given the $358 million Arizona account balance existing as of May 31, 2023. The increased GCBA rate of $0.20 per therm will support timely recovery of the existing balance. Based on the design of base tariff gas cost rates in Arizona and surcharges, the account balance existing as of that date is deemed generally recoverable over the next twelve months, and is therefore classified as a current asset on the balance sheets of the Company and Southwest.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest include, among other things, materials and operating supplies of $86.6 million at September 30, 2023 and $77.3 million at December 31, 2022 (carried at weighted average cost). Also included in the balance was $207 million as of December 31, 2022 in unrecovered purchased gas costs, with no corresponding asset balance as of September 30, 2023.
Goodwill. Since December 31, 2022, management qualitatively assessed whether events during the first nine months of 2023 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2022	$11,155	$776,095	$787,250
Foreign currency translation adjustment	—	183	183
September 30, 2023	$11,155	$776,278	$787,433
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

accrued liabilities. Other current liabilities for the Company include $44.3 million and $41.6 million of dividends declared as of September 30, 2023 and December 31, 2022, respectively. Also included in the balance for the Company and Southwest was $36.6 million and $7.5 million related to a regulatory liability associated with the Arizona decoupling mechanism as of September 30, 2023 and December 31, 2022, respectively, as well as $41.5 million as of September 30, 2023 in accrued purchased gas cost, with no corresponding liability balance as of December 31, 2022.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Southwest Gas Corporation:
Change in COLI policies	$(1,500)	$(1,500)	$4,800	$(8,700)	$8,100	$(5,700)
Interest income	13,249	4,356	40,235	10,355	46,063	12,156
Equity AFUDC	—	91	—	248	(248)	248
Other components of net periodic benefit cost	5,097	(188)	15,290	(563)	15,102	(4,068)
Miscellaneous expense	(2,309)	(1,081)	(8,603)	(1,780)	(23,739)	(2,733)
Southwest Gas Corporation - total other income (deductions)	14,537	1,678	51,722	(440)	45,278	(97)
Centuri and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	18	(182)	(399)	35	543	32
Equity AFUDC	—	246	82	664	(117)	664
Equity in earnings of unconsolidated investments	142	624	591	1,867	1,353	1,925
Miscellaneous income and (expense)	(50)	(523)	466	(1,746)	(901)	(1,661)
Corporate and administrative	(183)	(250)	66	(378)	181	(385)
Southwest Gas Holdings, Inc. - total other income (deductions)	$14,464	$1,593	$52,528	$2	$46,337	$478
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which increased from $381 million as of September 30, 2022 to $687 million as of September 30, 2023. Refer also to Note 2 – Components of Net Periodic Benefit Cost. Miscellaneous expense for Southwest includes a variety of items, including reserves for uncompleted software projects and held-for-sale assets (discussed above) at Southwest deemed non-recoverable from its utility operations.
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner initially retained a 20% equity interest in that entity, with redemption being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreeing once again to a partial 5% redemption (of the 15% then remaining). Centuri paid $39.9 million to the previous owner in April 2023, thereby reducing the balance continuing to be redeemable as of September 30, 2023 to 10% under the terms of the original agreement, with Centuri now owning a 90% stake in Linetec.
Furthermore, certain members of Riggs Distler management have a 1.42% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest increased approximately $21.8 million during the nine months ended September 30, 2023 (notwithstanding the change resulting from the partial redemption noted above), and the estimated redemption value of the Drum redeemable noncontrolling interest did not change from the balance at December 31, 2022. Valuation adjustments also

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

impact retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but do not impact net income. The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2022	$146,765	$12,584	$159,349
Net income attributable to redeemable noncontrolling interests	3,714	142	3,856
Redemption value adjustments	21,846	—	21,846
Redemption of equity interest from noncontrolling party	(39,894)	—	(39,894)
Balance, September 30, 2023	$132,431	$12,726	$145,157
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

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(In thousands)	2023	2022	2023	2022	2023	2022
Weighted average basic shares	71,626	67,157	70,488	65,004	69,660	63,905
Effect of dilutive securities:
Restricted stock units (1)(2)	225	—	188	144	—	146
Weighted average diluted shares	71,851	67,157	70,676	65,148	69,660	64,051
(1) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares during the three months ended September 30, 2022 is 168,000, and 192,000 during the twelve months ended September 30, 2023.
(2) The number of securities included 189,000 performance shares during the three months ended September 30, 2023, 160,000 and 135,000 performance shares during the nine months ending September 30, 2023 and 2022, and 135,000 performance shares during the twelve months ended September 30, 2022, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was (47.1)% for the three months ended September 30, 2023, compared to 11.9% for the corresponding period in 2022 primarily due to pre-tax income differences and the amortization of excess deferred income taxes. The Company’s effective tax rate was 28.2% for the nine months ended September 30, 2023, compared to 18.6% for the corresponding period in 2022 primarily due to amortization of excess deferred income taxes, company-owned life insurance (“COLI”), which is non-taxable and non-deductible, and the MountainWest sale, and also includes the impact of book versus tax basis differences related to the transaction (See Note 8 - Dispositions).
Southwest’s effective tax rate was 65.3% for the three months ended September 30, 2023, compared to 28.1% for the corresponding period in 2022 primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and corporate-owned life insurance. Southwest’s effective tax rate was 12.9% for the nine months ended September 30, 2023, compared to 17.0% in the corresponding period in 2022, primarily due to the amortization of excess accumulated deferred income taxes and corporate-owned life insurance.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Note 2 – Components of Net Periodic Benefit Cost
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees (those hired before 2022) and a separate unfunded supplemental retirement plan (“SERP”), which is limited to officers hired before 2022. Southwest also provides limited postretirement benefits other than pensions (“PBOP”) to its qualified retirees for health care, dental, and life insurance.
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

	Qualified Retirement Plan
	September 30,
	Three Months		Nine Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$6,460	$11,028	$19,380	$33,084	$30,406	$43,374
Interest cost	14,791	11,251	44,373	33,753	55,626	43,861
Expected return on plan assets	(21,015)	(19,978)	(63,045)	(59,934)	(83,024)	(78,022)
Amortization of net actuarial loss	84	8,117	252	24,351	8,369	34,839
Net periodic benefit cost	$320	$10,418	$960	$31,254	$11,377	$44,052

	SERP
	September 30,
	Three Months		Nine Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$62	$106	$186	$318	$292	$450
Interest cost	531	360	1,593	1,080	1,954	1,437
Amortization of net actuarial loss	249	588	748	1,763	1,335	2,424
Net periodic benefit cost	$842	$1,054	$2,527	$3,161	$3,581	$4,311

	PBOP
	September 30,
	Three Months		Nine Months		Twelve Months
	2023	2022	2023	2022	2023	2022
(Thousands of dollars)
Service cost	$317	$485	$951	$1,455	$1,437	$1,877
Interest cost	825	613	2,475	1,839	3,088	2,387
Expected return on plan assets	(606)	(807)	(1,818)	(2,421)	(2,625)	(3,230)
Amortization of prior service costs	44	44	132	132	175	372
Net periodic benefit cost	$580	$335	$1,740	$1,005	$2,075	$1,406
Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment and Centuri encompasses the utility infrastructure services segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Residential	$215,376	$170,196	$1,277,363	$913,355	$1,688,802	$1,205,176
Small commercial	85,955	61,780	366,667	264,494	480,693	348,934
Large commercial	27,888	19,590	84,021	60,740	108,515	78,081
Industrial/other	16,596	13,319	52,165	34,064	68,995	46,025
Transportation	23,278	22,936	77,558	74,034	104,166	98,057
Revenue from contracts with customers	369,093	287,821	1,857,774	1,346,687	2,451,171	1,776,273
Alternative revenue program revenues (deferrals)	21,840	13,609	(72,251)	1,132	(91,861)	19,648
Other revenues (1)	3,670	2,514	11,825	10,606	14,682	13,718
Total Regulated operations revenues	$394,603	$303,944	$1,797,348	$1,358,425	$2,373,992	$1,809,639
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
Utility Infrastructure Services Segment:
The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Service Types:
Gas infrastructure services	$443,083	$467,751	$1,173,960	$1,147,302	$1,558,476	$1,487,806
Electric power infrastructure services	200,547	189,209	668,681	550,926	895,879	729,067
Other	131,259	101,506	391,320	290,205	551,500	404,773
Total Utility infrastructure services revenues	$774,889	$758,466	$2,233,961	$1,988,433	$3,005,855	$2,621,646

	Three Months Ended September 30,		Nine Months Ended September 30,		Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022	2023	2022	2023	2022
Contract Types:
Master services agreement	$631,913	$637,582	$1,830,242	$1,700,416	$2,472,046	$2,193,195
Bid contract	142,976	120,884	403,719	288,017	533,809	428,451
Total Utility infrastructure services revenues	$774,889	$758,466	$2,233,961	$1,988,433	$3,005,855	$2,621,646

Unit price contracts	$440,787	$453,718	$1,191,889	$1,178,168	$1,621,852	$1,544,471
Fixed price contracts	165,637	117,983	521,722	333,313	686,448	451,374
Time and materials contracts	168,465	186,765	520,350	476,952	697,555	625,801
Total Utility infrastructure services revenues	$774,889	$758,466	$2,233,961	$1,988,433	$3,005,855	$2,621,646
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of September 30, 2023 and December 31, 2022 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Contracts receivable, net	$452,728	$394,022
Revenue earned on contracts in progress in excess of billings	282,759	238,059
Amounts billed in excess of revenue earned on contracts	51,710	35,769
The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. Contract assets increased $44.7 million during 2023 due primarily to continued revenue growth. The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2022 to September 30, 2023 increased $15.9 million due to amounts received for services not yet performed, net of revenue recognized.
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
As of September 30, 2023, Centuri had 57 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2023 was $383 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Billed on completed contracts and contracts in progress	$453,434	$395,771
Other receivables	3,906	2,569
Contracts receivable, gross	457,340	398,340
Allowance for doubtful accounts	(4,612)	(4,318)
Contracts receivable, net	$452,728	$394,022
Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. The shares are issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-251074), or “the Universal Shelf.” There was no activity under the Equity Shelf Program during the quarter ended September 30, 2023. The following table provides the life-to-date activity under that program through September 30, 2023:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
As of September 30, 2023, the Company had approximately $342 million in common stock available for issuance under the program.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

In March 2023, the Company issued, through a separate prospectus supplement under the Universal Shelf, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to the Company of $238.4 million, net of an underwriter’s discount of $8.3 million and estimated expenses of the offering. Approximately $140 million (2.3 million shares) of the offering was purchased by certain funds affiliated with Carl C. Icahn, a significant stockholder beneficially owning more than 15% of the outstanding stock of the Company as of September 30, 2023. The Company used the net proceeds to repay outstanding amounts under the Company’s credit facility, with the remaining proceeds used to pay off residual amounts outstanding under the loan entered into in November 2021 in connection with the acquisition of MountainWest and the remainder, for working capital and general corporate purposes.
During the nine months ended September 30, 2023, the Company issued approximately 61,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally, during the nine months ended September 30, 2023, the Company issued 222,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $12.7 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$77,489	$75,000	$80,027
Medium-term notes, 7.92% series, due 2027	25,000	26,063	25,000	26,840
Medium-term notes, 6.76% series, due 2027	7,500	7,533	7,500	7,662
Notes, 5.8%, due 2027	300,000	300,300	300,000	305,913
Notes, 3.7%, due 2028	300,000	274,884	300,000	275,043
Notes, 5.45%, due 2028	300,000	295,212	—	—
Notes, 2.2%, due 2030	450,000	353,831	450,000	353,763
Notes, 4.05%, due 2032	600,000	518,934	600,000	527,052
Notes, 6.1%, due 2041	125,000	113,156	125,000	113,184
Notes, 4.875%, due 2043	250,000	193,110	250,000	195,703
Notes, 3.8%, due 2046	300,000	203,553	300,000	209,169
Notes, 4.15%, due 2049	300,000	210,048	300,000	218,712
Notes, 3.18%, due 2051	300,000	172,647	300,000	185,523
Unamortized discount and debt issuance costs	(30,357)		(29,471)
	3,302,143		3,003,029
Revolving credit facility and commercial paper	—	—	50,000	50,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,459)		(1,733)
	198,541		198,267
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,500,684		3,251,296
Southwest Gas Holdings, Inc.:
SWH term loan facility	550,000	550,000	—	—
Centuri secured term loan facility	997,100	994,607	1,008,550	995,852
Centuri secured revolving credit facility	143,881	143,918	81,955	82,315
Other debt obligations	104,240	97,261	126,844	118,314
Unamortized discount and debt issuance costs	(18,031)		(20,789)
Less: current maturities	(42,335)		(44,557)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$5,235,539		$4,403,299

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At September 30, 2023, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At September 30, 2023, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility and term loan facility are based on either a “base rate,” SOFR or the Canadian Dollar Offered Rate (“CDOR”), plus an applicable margin. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at September 30, 2023 totaled $2.6 billion. At September 30, 2023, $1.141 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.450% Senior Notes (the “March 2023 Notes”). The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under its credit facility and the remainder for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that matures in October 2024. Interest rates for the Term Loan are calculated, at the Company’s option, at either SOFR plus an adjustment of 0.100% or the “alternate base rate,” plus in each case an applicable margin. Loans bearing interest with reference to SOFR have an applicable margin of 1.300% and loans bearing interest with reference to the alternate base rate have an applicable margin of 0.300%. SOFR is calculated with a floor of 0.000% and alternative base rate is calculated with a floor of 1.000%. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its then existing $450 million 364-day term loan, with the remainder of the equity contribution used for working capital and general corporate purposes.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin. There was $57.5 million outstanding under this credit facility as of September 30, 2023.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at September 30, 2023.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(10)	$34
Amortization of net actuarial (gain)/loss	333	(80)	253	8,705	(2,089)	6,616
Regulatory adjustment	(118)	28	(90)	(7,268)	1,744	(5,524)
Total other comprehensive income (loss) - Southwest Gas Corporation	259	(63)	196	1,481	(355)	1,126
Foreign currency translation adjustments:
Translation adjustments	(2,261)	—	(2,261)	(5,830)	—	(5,830)
Foreign currency other comprehensive income (loss)	(2,261)	—	(2,261)	(5,830)	—	(5,830)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(2,002)	$(63)	$(2,065)	$(4,349)	$(355)	$(4,704)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$132	$(33)	$99	$132	$(32)	$100
Amortization of net actuarial (gain)/loss	1,000	(240)	760	26,114	(6,267)	19,847
Regulatory adjustment	(356)	86	(270)	(21,804)	5,233	(16,571)
Pension plans other comprehensive income (loss)	776	(187)	589	4,442	(1,066)	3,376
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	545	(129)	416
FSIRS other comprehensive income (loss)	—	—	—	545	(129)	416
Total other comprehensive income (loss) - Southwest Gas Corporation	776	(187)	589	4,987	(1,195)	3,792
Foreign currency translation adjustments:
Translation adjustments	130	—	130	(7,263)	—	(7,263)
Foreign currency other comprehensive income (loss)	130	—	130	(7,263)	—	(7,263)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$906	$(187)	$719	$(2,276)	$(1,195)	$(3,471)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

	Twelve Months Ended September 30, 2023			Twelve Months Ended September 30, 2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$4,079	$(980)	$3,099	$59,176	$(14,202)	$44,974
Amortization of prior service cost	175	(43)	132	372	(90)	282
Amortization of net actuarial (gain)/loss	9,704	(2,330)	7,374	37,263	(8,942)	28,321
Regulatory adjustment	(6,784)	1,628	(5,156)	(81,273)	19,506	(61,767)
Pension plans other comprehensive income (loss)	7,174	(1,725)	5,449	15,538	(3,728)	11,810
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	1,087	(259)	828
FSIRS other comprehensive income (loss)	—	—	—	1,087	(259)	828
Total other comprehensive income (loss) - Southwest Gas Corporation	7,174	(1,725)	5,449	16,625	(3,987)	12,638
Foreign currency translation adjustments:
Translation adjustments	1,260	—	1,260	(6,919)	—	(6,919)
Foreign currency other comprehensive income (loss)	1,260	—	1,260	(6,919)	—	(6,919)
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$8,434	$(1,725)	$6,709	$9,706	$(3,987)	$5,719
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)	$(5,981)	$—	$(5,981)	$(44,242)
Translation adjustments	—	—	—	130	—	130	130
Amortization of prior service cost (1)	132	(33)	99	—	—	—	99
Amortization of net actuarial loss (1)	1,000	(240)	760	—	—	—	760
Regulatory adjustment (2)	(356)	86	(270)	—	—	—	(270)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	776	(187)	589	130	—	130	719
Ending Balance AOCI September 30, 2023	$(49,566)	$11,894	$(37,672)	$(5,851)	$—	$(5,851)	$(43,523)
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
(3)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2023

The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (6)	After-Tax
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)
Amortization of prior service cost (4)	132	(33)	99
Amortization of net actuarial loss (4)	1,000	(240)	760
Regulatory adjustment (5)	(356)	86	(270)
Net current period other comprehensive income attributable to Southwest Gas Corporation	776	(187)	589
Ending Balance AOCI September 30, 2023	$(49,566)	$11,894	$(37,672)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Net actuarial loss	$(359,113)	$(360,113)
Prior service cost	(1,221)	(1,353)
Less: amount recognized in regulatory assets	310,768	311,124
Recognized in AOCI	$(49,566)	$(50,342)

Note 7 – Segment Information
The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the pipeline and storage segment), the information for the nine and twelve months ended September 30, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	September 30, 2023	December 31, 2022
Centuri accounts receivable for services provided to Southwest	$11,764	$18,067
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

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended September 30, 2023
Revenues from external customers	$394,603	$745,639	$—	$—	$1,140,242
Intersegment revenues	—	29,250	—	—	29,250
Total	$394,603	$774,889	$—	$—	$1,169,492
Segment net income (loss)	$(3,251)	$17,956	$—	$(11,474)	$3,231

Three Months Ended September 30, 2022
Revenues from external customers	$303,944	$721,910	$63,178	$—	$1,089,032
Intersegment revenues	—	36,556	—	—	36,556
Total	$303,944	$758,466	$63,178	$—	$1,125,588
Segment net income (loss)	$(22,199)	$14,345	$12,320	$(16,775)	$(12,309)

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Nine Months Ended September 30, 2023
Revenues from external customers	$1,797,348	$2,145,601	$35,132	$—	$3,978,081
Intersegment revenues	—	88,360	—	—	88,360
Total	$1,797,348	$2,233,961	$35,132	$—	$4,066,441
Segment net income (loss)	$150,565	$24,902	$(16,288)	$(81,159)	$78,020

Nine Months Ended September 30, 2022
Revenues from external customers	$1,358,425	$1,889,573	$192,259	$—	$3,440,257
Intersegment revenues	—	98,860	—	—	98,860
Total	$1,358,425	$1,988,433	$192,259	$—	$3,539,117
Segment net income (loss)	$87,330	$(4,400)	$44,326	$(49,962)	$77,294

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Twelve Months Ended September 30, 2023
Revenues from external customers	$2,373,992	$2,881,697	$107,486	$—	$5,363,175
Intersegment revenues	—	124,158	—	—	124,158
Total	$2,373,992	$3,005,855	$107,486	$—	$5,487,333
Segment net income (loss)	$217,615	$31,367	$(344,347)	$(107,199)	$(202,564)

Twelve Months Ended September 30, 2022
Revenues from external customers	$1,809,639	$2,495,169	$192,259	$—	$4,497,067
Intersegment revenues	—	126,477	—	—	126,477
Total	$1,809,639	$2,621,646	$192,259	$—	$4,623,544
Segment net income (loss)	$171,881	$3,223	$44,326	$(72,193)	$147,237
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three months ending September 30, 2023 include approximately $10 million of interest expense, including amounts incurred under the $550 million Term Loan entered into in April 2023, along with $3 million in costs associated with the planned separation of Centuri, offset by tax benefits experienced during the quarter.
The nine-month and twelve-month periods ended September 30, 2023 incrementally include, among other things, additional amounts related to the sale agreement with Williams in regard to MountainWest, including a charge of $28.4 million from the post-closing rate case settlement agreement for MountainWest Overthrust Pipeline; and an additional $21 million reflecting the final post-closing payment of $7.4 million related to cash and net working capital balances above/below a contract benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. The post-closing payment of $7.4 million returned approximately the same amount initially paid by Williams to the Company at closing. Other corporate and administrative amounts during the year-to-date period also reflect residual costs associated with or as a result of the MountainWest sale, as well as $32 million of interest expense, including amounts noted above in the third quarter of 2023 and amounts under the loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest prior to it being paid in full in March 2023 (including $2.5 million in debt issuance costs written off when the debt was repaid). The twelve-month period ended September 30, 2023 included $52 million of interest expense including the aforementioned MountainWest acquisition loan, $7.3 million in costs associated with the planned separation of Centuri, as well as $5.7 million in combined costs associated with stockholder activism and the associated proxy contest, and costs of a strategic review initiative initiated in 2022. The amounts related to the MountainWest sale, including the rate case settlement, and post-closing adjustments, are included in Goodwill impairment and loss on sale on the Company’s Condensed Consolidated Statement of Income.
Note 8 - Dispositions
Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest sale closed on February 14, 2023. As part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In September 2023, the Company announced that Centuri Holdings, Inc., a wholly owned subsidiary of the Company formed for purposes of completing the separation (“Centuri Holdings”), had confidentially submitted a draft Registration Statement on Form S-1 with the SEC for a proposed initial public offering (“IPO”) of newly issued shares of Centuri Holdings common stock. The IPO is subject to market and other conditions, the completion of the SEC's review process, and the Board’s approval to proceed with the transaction. In the event an IPO is executed, the Company expects to maintain the option to either spin Centuri on a tax-free or taxable basis or sell down any remaining stake in a series of taxable sell downs following the IPO once the applicable lock-up period expires. The Company will continue to evaluate options for the separation following any IPO.
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
As referred to in Note 7 – Segment Information, in September 2022, the Federal Energy Regulatory Commission (the “FERC”) issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). In March 2023, the parties agreed to a settlement, and as a result the Company recorded an additional estimated loss of $28.4 million from the disposal of MountainWest in the first quarter of 2023, which is included in Goodwill impairment and loss on sale in the Company’s Condensed Consolidated Statement of Income. The $28.4 million was paid in the third quarter of 2023 and the matter is now deemed closed. The $28.4 million reduced Proceeds from the sale of businesses, net of cash sold in the Company’s Condensed Consolidated Statements of Cash Flows. Other contingent commitments were part of the agreement as well, expenses for which have been immaterial to date and are expected to continue to be immaterial overall.
Note 9 - Subsequent Events

On November 3, 2023, the Board authorized a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, $1 par value per share, of the Company (the “Common Stock”). The dividend is payable on November 17, 2023 (the “Record Date”) to holders of record of Common Stock as of 5:00 P.M., New York City time, on the Record Date. The description and terms of the Rights are set forth in a Tax-Free Spin Protection Plan, dated as of November 5, 2023 (as may be amended from time to time, the “Plan”), between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company (the “Series A Preferred”), at a purchase price of $300.00 per one ten-thousandth of a share of Series A Preferred, subject to adjustment.
By adopting the Plan, the Board is seeking to preserve the Company’s ability to effectuate a separation of Centuri Holdings (the “Spin-Off Transaction”) that would be tax-free to the Company (the “Tax-Free Status”). While the Company intends that any Spin-Off Transaction, if effected, would qualify as a tax-free transaction to the Company’s stockholders, the ability to effect a spin-off that is tax-free to the Company (as opposed to its stockholders) could be lost if certain stock purchases (including by existing or new holders in the open market) are treated as part of a plan pursuant to which one or more persons directly or indirectly acquire a 50% or greater interest in the Company (a “355 Ownership Change”) within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. The Company believes that there is minimal capacity for changes in the ownership of its stock before a 355 Ownership Change could occur. The Plan is intended to restrict acquisitions of Company stock that could cause a 355 Ownership Change and could impair the Company’s ability to effectuate a Spin-Off Transaction that has Tax-Free Status. The Board believes it is in the best interest of the Company and its stockholders to preserve the Company’s ability to effectuate a Spin-Off Transaction with Tax-Free Status.
For additional information regarding the Plan, refer to our current report on Form 8-K, as filed with the SEC on November 6, 2023.
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
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction that closed on February 14, 2023. Additionally, the Company determined it would pursue a spin-off of Centuri (the “Centuri spin-off”), to form a new independent publicly traded utility infrastructure services company. In September 2023, the Company announced that Centuri Holdings, Inc., a wholly owned subsidiary of the Company formed for purposes of completing the separation of Centuri (“Centuri Holdings”), had confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) for the proposed initial public offering of newly issued shares of Centuri Holdings common stock. The Company remains committed to separating Centuri and continues to assess the value of a potential tax-free spin-off of Centuri, either following, or in lieu of, a potential initial public offering by Centuri as well as other transaction alternatives. See “Item1A - Risk Factors” and Note 8 - Dispositions in this Quarterly Report on Form 10-Q for more information.
On November 3, 2023, the Board authorized a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, $1 par value per share, of the Company (the “Common Stock”). The dividend is payable on November 17, 2023 (the “Record Date”) to the holders of record of Common Stock as of 5:00 P.M., New York City time, on the Record Date. The description and terms of the Rights are set forth in a Tax-Free Spin Protection Plan, dated as of November 5, 2023 (as may be amended from time to time, the “Plan”), between the Company and Equiniti Trust Company, LLC, as rights agent. See Note 9 - Subsequent Events in this Quarterly Report on Form 10-Q for more information.
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
As of September 30, 2023, Southwest had 2,211,000 residential, commercial, industrial, and other natural gas customers, of which 1,184,000 customers were located in Arizona, 822,000 in Nevada, and 205,000 in California. Over the past twelve months, first-time meter sets were approximately 41,000, compared to 40,000 for the twelve months ended September 2022. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2023, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 84% of its operating margin from residential and small commercial customers, 5% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the United States (“U.S.”) and Canada. With an unwavering commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 82 primary locations across 45 states and provinces in the U.S. and Canada. It operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.

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
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A included in the 2022 Annual Report to Stockholders, which is incorporated by reference into Southwest’s and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in addition to the Risk Factors included in these documents, and as updated from time to time.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months		Twelve Months
(In thousands, except per share amounts)	2023	2022	2023	2022	2023	2022
Contribution to net income (loss)
Natural gas distribution	$(3,251)	$(22,199)	$150,565	$87,330	$217,615	$171,881
Utility infrastructure services	17,956	14,345	24,902	(4,400)	31,367	3,223
Pipeline and storage	—	12,320	(16,288)	44,326	(344,347)	44,326
Corporate and administrative	(11,474)	(16,775)	(81,159)	(49,962)	(107,199)	(72,193)
Net income (loss)	$3,231	$(12,309)	$78,020	$77,294	$(202,564)	$147,237

Weighted average common shares	71,626	67,157	70,488	65,004	69,660	63,905
Basic earnings (loss) per share
Consolidated	$0.05	$(0.18)	$1.11	$1.19	$(2.91)	$2.30

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$80,852	$58,021	$443,005	$391,540	$623,205	$569,675
Plus:
Operations and maintenance (excluding Admin. & General) expense	74,427	81,092	233,302	230,235	314,137	302,924
Depreciation and amortization expense	69,268	64,390	218,763	192,434	289,372	258,144
Operating margin	$224,547	$203,503	$895,070	$814,209	$1,226,714	$1,130,743

3rd Quarter 2023 Overview
Southwest Gas Holdings highlights include the following:
•Centuri Holdings confidentially filed a draft Registration Statement on Form S-1 with the SEC
•Corporate and administrative expenses include $10 million in interest expense related to borrowings and $3 million in Centuri separation costs, offset by certain tax benefits
Natural gas distribution highlights include the following:
•41,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $21 million in the third quarter of 2023, including Arizona rate relief
•Filed $70 million general rate case in Nevada
•Operations and maintenance expenses were relatively flat between comparative periods
•$200 million capital investment during the quarter
Utility infrastructure services highlights include the following:
•Revenues of $775 million in the third quarter of 2023, an increase of $16.4 million, or 2%, compared to the third quarter of 2022
•Operating income of $53 million in the third quarter of 2023, an increase of $14 million, or 37%, compared to the third quarter of 2022
•$83 million storm restoration services revenue earned in the first nine months of 2023, an increase of $47 million over the first nine months of 2022

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$394,603	$303,944
Net cost of gas sold	170,056	100,441
Operating margin	224,547	203,503
Operations and maintenance expense	122,270	121,537
Depreciation and amortization	69,268	64,390
Taxes other than income taxes	21,147	20,693
Operating income (loss)	11,862	(3,117)
Other income	14,537	1,678
Net interest deductions	35,772	29,417
Loss before income taxes	(9,373)	(30,856)
Income tax benefit	(6,122)	(8,657)
Contribution to consolidated results	$(3,251)	$(22,199)
Results from natural gas distribution operations improved $18.9 million between the third quarters of 2023 and 2022. The improvement was primarily due to an increase in Operating margin and Other income (deductions), offset by increases in Depreciation and amortization and Net interest deductions.
Operating margin increased $21 million quarter over quarter. Approximately $2 million of incremental margin was attributable to customer growth, including 41,000 first-time meter sets during the last twelve months. Combined rate relief added approximately $14 million of combined margin, nearly all of which relates to our recently concluded Arizona rate case. Additionally, a $1.8 million increase in recovery/return associated with regulatory account balances contributed to the increase; an associated comparable increase is also reflected in amortization expense between periods. The remaining variance primarily relates to miscellaneous revenue and customers outside of the decoupling mechanism.
Operations and maintenance expense increased $0.7 million (less than 1%) between quarters, as increases in external contractor and professional services costs in various areas of the business, including a consulting arrangement for the identification, benchmarking, and assessment of utility business optimization opportunities, were mostly offset by decreases in other costs, including pension service cost and the cost of fuel used in operations.
Depreciation and amortization expense increased $4.9 million, or 8%, between quarters, primarily due to a $585 million, or 6%, increase in average gas plant in service since the corresponding third quarter of 2022, in addition to $1.8 million of increased amortization related to regulatory account balances. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income increased $12.9 million. Interest income increased $8.9 million between quarters related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which increased from $381 million as of September 30, 2022 to $687 million as of September 30, 2023. The non-service-related components of employee pension and other postretirement benefit costs decreased $5.3 million between quarters.
Net interest deductions increased $6.4 million in the third quarter of 2023, as compared to the prior-year quarter, primarily due to interest associated with $300 million of Senior Notes issued in December 2022 and $300 million of Senior Notes issued in March 2023.

Results of Natural Gas Distribution
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2023	2022
Gas operating revenues	$1,797,348	$1,358,425
Net cost of gas sold	902,278	544,216
Operating margin	895,070	814,209
Operations and maintenance expense	378,189	368,984
Depreciation and amortization	218,763	192,434
Taxes other than income taxes	65,491	62,443
Operating income	232,627	190,348
Other income (deductions)	51,722	(440)
Net interest deductions	111,498	84,660
Income before income taxes	172,851	105,248
Income tax expense	22,286	17,918
Contribution to consolidated results	$150,565	$87,330
Contribution from natural gas distribution operations to consolidated net income increased $63.2 million between the first nine months of 2023 and 2022. The increase was primarily due to increases in Operating margin and Other income (deductions), offset by an increase in Depreciation and amortization, Operations and maintenance, and Net interest deductions.
Operating margin increased $80.9 million, including approximately $10 million attributable to customer growth. Rate relief contributed an additional $42 million. Amounts related to the recovery/return associated with other regulatory programs of $17 million also contributed to the increase; such amounts also increase amortization expense. Additionally, an $8 million out-of-period adjusting entry was made in the first quarter of 2023, which reduced Net cost of gas sold (See Basis of Presentation in Note 1 – Background, Organization, and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q).
Operations and maintenance expense increased $9.2 million (or 2%) between periods, primarily due to $5 million of increases in external contractor and professional services expenses in various areas of the business (including $3.6 million for the utility optimization initiative noted earlier), $6 million in higher direct labor charges, increases from leak survey and line locating activities ($2.6 million, combined), increased fuel used in operations ($3.2 million), and other general and employee-related costs, which were collectively offset by a decrease in the service component of postretirement benefit and legal/claim-related costs.
Depreciation and amortization expense increased $26.3 million, or 14%, between periods primarily due to the increase in regulatory account amortization, discussed above ($17 million). The remaining increase was a result of a $557 million, or 6%, increase in average gas plant in service between periods. The increase in plant was attributable to pipeline reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (deductions) increased $52.2 million. Interest income increased $30 million between periods related to carrying charges associated with regulatory account balances, notably deferred purchased gas cost balances, which have increased substantially since the comparable period in the prior year. Furthermore, the non-service-related components of employee pension and other postretirement benefit costs decreased $15.9 million between periods. Southwest also recognized a $13.5 million increase in COLI policy cash surrender values and recognized death benefits in the current period compared to the comparable period in the prior year. The prior period included decreases in the investment values underlying the insurance, while the current period reflected positive returns.
Net interest deductions increased $27 million between periods primarily due to interest associated with $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and $300 million of Senior Notes issued in March 2023. Additionally, increased interest resulted from short-term debt, primarily a $450 million term loan issued in January 2023 (paid off in full in April 2023).

Results of Natural Gas Distribution
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022
Regulated operations revenues	$2,373,992	$1,809,639
Net cost of gas sold	1,147,278	678,896
Operating margin	1,226,714	1,130,743
Operations and maintenance expense	501,133	478,554
Depreciation and amortization	289,372	258,144
Taxes other than income taxes	86,245	82,652
Operating income	349,964	311,393
Other income (deductions)	45,278	(97)
Net interest deductions	142,718	110,957
Income before income taxes	252,524	200,339
Income tax expense	34,909	28,458
Contribution to consolidated results	$217,615	$171,881
Contribution from natural gas distribution operations to consolidated net income increased approximately $46 million between the twelve-month periods ended September 2023 and 2022. The increase was due primarily to increases in Operating margin and Other income (deductions), offset by an increase in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $96 million between periods. Customer growth provided $14 million, and combined rate relief provided $42 million of incremental operating margin. Approved Vintage Steel Pipe (“VSP”) and Customer-owned Yard Line (“COYL”) revenue in Arizona also contributed to the improvement between periods ($6 million), as did recovery surcharges associated with regulatory account balances ($19 million). The $8 million out-of-period adjustment to Net cost of gas sold during the first quarter of 2023 also contributed to the increase.
Operations and maintenance expense increased $23 million between periods. General cost increases were experienced in a variety of areas, including in direct labor charges ($8 million), external contractor and professional services in various areas of the business ($8 million), leak survey and line locating activities ($3 million), in reserves for customer accounts deemed uncollectible ($3 million), and in the cost of fuel used in operations ($5 million). These increases were partially offset by a reduction in legal and claim-related expenses.
Depreciation and amortization expense increased $31 million, or 12%, between periods due partially to a $550 million, or 6%, increase in average gas plant in service since the corresponding period in the prior year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. An increase in amortization of regulatory account balances of $19 million, as discussed in regard to Operating margin above, also contributed to the increase.
Other income increased $45 million between the twelve-month periods of 2023 and 2022. Interest income increased $34 million between periods related to carrying charges associated with the significant increase in deferred purchased gas cost balances and interest on other regulatory account balances. Additionally, non-service-related components of employee pension and other postretirement benefit costs decreased $19.2 million between periods. Southwest also recognized a $13.8 million increase in COLI results between periods. Offsetting these impacts was $12 million related to uncompleted software projects deemed non-recoverable from utility operations, and $5 million in market adjustments on other property.
Net interest deductions increased $32 million between periods primarily due to $600 million of Senior Notes issued in March 2022, $300 million of Senior Notes issued in December 2022, and $300 million of Senior Notes issued in March 2023. Other impacts include increased interest associated with a higher amount of short-term debt and higher rates on variable-debt overall, including under Southwest’s credit facility, during the period of outstanding indebtedness.

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$774,889	$758,466
Operating expenses:
Utility infrastructure services expenses	685,687	680,135
Depreciation and amortization	36,252	39,811
Operating income	52,950	38,520
Other income (deductions)	108	(110)
Net interest deductions	26,131	16,608
Income before income taxes	26,927	21,802
Income tax expense	8,235	6,466
Net income	18,692	15,336
Net income attributable to noncontrolling interests	736	991
Contribution to consolidated results	$17,956	$14,345
Utility infrastructure services revenues increased $16.4 million in the third quarter of 2023 when compared to the prior-year quarter, driven primarily by a $45 million increase in offshore wind revenue and an increase in electric infrastructure services revenue of $11.3 million, partially offset by a decrease in gas infrastructure services revenue (discussed below). Offshore wind revenue is reflected as a component of other revenues (refer to Note 3 – Revenue in this Quarterly Report on Form 10-Q). The increase in offshore wind revenue was offset in part by a $15.2 million decline in other revenues due to timing of work completed. This revenue stems from four multi-year contracts whereby Centuri provides materials, subcontracts manufacturing, and self-performs fabrication and assembly of secondary steel components onshore, with delivery at a port facility. The increase in electric infrastructure services revenues was due to higher volumes under certain existing customer master service agreements. Included in electric infrastructure revenue was $18.9 million from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $17.5 million in storm restoration work in the same quarter in the prior year. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. Despite an increase in bid revenue of $24.4 million with a U.S. gas infrastructure services customer, gas infrastructure services revenue overall decreased $24.7 million during the third quarter of 2023 primarily due to a net decrease in volumes under existing customer master service agreements, primarily in Canada.
Utility infrastructure services expenses increased $5.6 million in the third quarter of 2023 when compared to the prior-year quarter, primarily as a result of increased costs to complete a higher volume of work and due to higher incentive compensation from improved results. General and administrative costs that are included in Utility infrastructure services expense overall increased $4.3 million between comparative quarters, and include incentive compensation. Subcontractor costs increased during the third quarter of 2023 compared to the prior-year quarter, in association with the higher volume of work noted, and the increased revenues related to offshore wind projects. Despite continued inflationary pressures, margin on work completed in the third quarter of 2023 improved due to changes in the mix of work and lower fuel prices. Gains on sale of equipment in the third quarter of 2023 and 2022 (reflected as an offset to Utility infrastructure services expenses) were approximately $1.1 million and $1.7 million, respectively.
Depreciation and amortization expense levels are contingent upon timing of equipment purchases, retirements, and replacements, and remained largely consistent as a percentage of revenue between quarters.
The increase in net interest deductions of $9.5 million included higher interest rates on outstanding variable-rate borrowings.
Income tax expense increased $1.8 million between quarters, primarily due to an increase in pre-tax income in 2023.

Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$2,233,961	$1,988,433
Operating expenses:
Utility infrastructure services expenses	2,005,084	1,829,560
Depreciation and amortization	110,982	116,286
Operating income	117,895	42,587
Other income (deductions)	311	(743)
Net interest deductions	73,032	40,337
Income (loss) before income taxes	45,174	1,507
Income tax expense (benefit)	16,416	3,350
Net income (loss)	28,758	(1,843)
Net income attributable to noncontrolling interest	3,856	2,557
Contribution to consolidated results	$24,902	$(4,400)
Utility infrastructure services revenues increased $245.5 million in the first nine months of 2023 when compared to the same period in the prior year, driven primarily by a $117.8 million increase in electric infrastructure revenues and a $114.3 million increase in offshore wind revenue, which is reflected as a component of other revenues. The increase in electric infrastructure services revenues during the first nine months of 2023 was due to growth from both new and existing customers, as well as revenues of $83.4 million in 2023 from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $36.5 million in storm restoration work during the same period in 2022. The current nine month period also includes $26.7 million of increased gas infrastructure services revenues, primarily due to increased revenue from bid work of $88.8 million with a U.S. customer, partially offset by a net decrease related to reduced volume under master services agreements with certain existing customers, primarily in Canada.
Utility infrastructure services expenses increased $175.5 million in the first nine months of 2023 when compared to the same period in the prior year, driven primarily by the higher volume of work noted above. Subcontractor costs increased during the first nine months of 2023 compared to the prior year primarily in association with offshore wind projects and resulting revenue generation. Despite continued inflationary pressures, operating margin in the first nine months of 2023 improved due to changes in the mix of work and increased operating efficiencies related to emergency restoration services, and lower fuel prices. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $6.7 million between periods, primarily due to increased incentive compensation. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $3 million and $3.7 million, during the first nine months of 2023 and 2022, respectively.
Depreciation and amortization expense remained largely consistent as a percentage of revenue between periods.
The increase in net interest deductions of $32.7 million was primarily due to higher interest rates on outstanding variable-rate borrowings.
Income tax expense increased $13.1 million during the first nine months of 2023, primarily due to increased pre-tax income in 2023.

Results of Utility Infrastructure Services
Twelve-Month Analysis

	Twelve Months Ended September 30,
(Thousands of dollars)	2023	2022
Utility infrastructure services revenues	$3,005,855	$2,621,646
Operating expenses:
Utility infrastructure services expenses	2,704,842	2,403,503
Depreciation and amortization	150,049	153,947
Operating income	150,964	64,196
Other income (deductions)	167	(603)
Net interest deductions	94,066	51,825
Income before income taxes	57,065	11,768
Income tax expense	18,793	4,754
Net income	38,272	7,014
Net income attributable to noncontrolling interests	6,905	3,791
Contribution to consolidated results	$31,367	$3,223
Utility infrastructure services revenues increased $384.2 million in the current twelve-month period compared to the corresponding period of 2022, driven primarily by a $166.8 million increase in electric infrastructure revenue and a $165.2 million increase in offshore wind projects that are reflected as a component of other revenues. Included in the incremental electric infrastructure revenues during the twelve-month period of 2023 was $116.6 million from emergency restoration services following storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S. and Canada, as compared to $43.9 million in similar services during the twelve-month period in 2022. The current twelve-month period also included $70.7 million of increased gas infrastructure services revenues, including increased bid revenue of $91.9 million with a U.S. customer, partially offset by a net decrease in volume under master services agreements with certain existing customers in Canada.
Utility infrastructure services expenses increased $301.3 million between periods, driven primarily by a higher volume of work. Subcontractor costs increased during the current twelve-month period compared to the corresponding period of 2022 in association with offshore wind projects and related revenue generation. Despite continued inflationary pressures, operating margin improved due to changes in the mix of work and increased operating efficiencies related to emergency restoration services, lower fuel prices, as well as favorable weather conditions in certain locations between comparative twelve-month periods. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $16.2 million between periods, primarily due to higher incentive compensation. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $5.7 million and $5.3 million for the twelve-month periods of 2023 and 2022, respectively.
Depreciation and amortization expense remained largely consistent as a percentage of revenue between periods.
Net interest deductions increased $42.2 million between periods primarily due to higher interest rates on outstanding variable-rate borrowings.
The increase in income tax expense of $14 million between the current and prior-year twelve-month period was primarily due to increased pre-tax income.
Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and two of Southwest’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”).
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed a general rate case application in December 2021, primarily to reflect in rates the substantial capital investments that were made since the end of the test year in an earlier case, including investments in a customer information system implemented in May 2021. At a hearing held in September 2022, Southwest, the ACC’s Utilities Division Staff (the “Staff”), and the Residential Utility Consumer Office jointly stipulated to several issues, including a target capital structure consisting of 50% equity and 50% debt; a 9.30% return on equity; and foregoing a premium related to the Graham County acquisition as well as the recovery of $12 million of waived late fees on customer account balances that would have otherwise applied to delinquent accounts in the absence of a COVID-19 moratorium on such fees. Approximately $12 million in costs related to the Liquefied Natural Gas facility deferred in an authorized regulatory asset was approved to be amortized over four years. The ACC’s final order authorized a $54.3 million increase, with new rates effective February 1, 2023.
Delivery Charge Adjustment. The Delivery Charge Adjustment (“DCA”) is filed each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The most recent filing was made in April 2023 to request a rate to address the over-collected balance of $53.5 million existing as of March 31, 2023. The requested rate to return the over-collected balance was approved and new rates became effective August 1, 2023.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of excess accumulated deferred income taxes (“EADIT”), including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following inaugural surcredit rate establishment under the TEAM mechanism, in December 2022, Southwest filed its most recent TEAM rate application, proposing to update the TEAM surcredit to refund $6.5 million of estimated net EADIT savings, which was approved by the ACC effective May 1, 2023 and will be further updated effective November 1, 2023.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2023, Southwest requested approval to recover the outstanding revenue requirement of approximately $4.3 million associated with 2022 COYL investments, which increased the COYL recovery rate. The new rate became effective July 1, 2023.
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current gas cost balancing account (“GCBA”) adjustment to clear the then existing $351 million balance. In July, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately $358 million balance as of May 31, 2023. The increased GCBA rate will remain for up to two years or until the balance drops below $10 million, at which point the GCBA rate will be set to $0.00 per therm, where it will remain until the under- or over-collected balance exceeds $10 million. The ongoing deferred energy rates, separate from the GCBA rates, continue to be updated monthly.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case in September 2023 proposing a combined statewide revenue increase of $69.8 million based on the test year ended May 2023. The request includes a proposed return on common equity of 10.0% relative to a 50% target equity ratio; an increase in rate base of approximately $250 million; continuation of full revenue decoupling under the General Revenues Adjustment (“GRA”) mechanism; recovery of approximately $4 million in incremental leak survey costs; the inclusion of new depreciation rates supported by a depreciation study that proposes to increase depreciation rates by $7.8 million; and to reflect in rates a level of operations and maintenance expense representative of current costs. New rates are anticipated in April 2024. Southwest’s previous general rate case concluded in February 2022, with rates effective April 1, 2022.
General Revenues Adjustment. The GRA was affirmed as part of Southwest’s most recently concluded general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2022 related to the approximate $19 million balance as of September 30, 2022. Given the magnitude of the outstanding balances, further discussion with the parties resulted in a settlement of the issues and utilizing a more current GRA balance of approximately $12 million as of January 2023 to more closely align the rates implemented with the existing balance. Recovery rates and adjustments thereto as part of the ARA primarily impact cash flows but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA became effective July 1, 2023.

Nevada Leak Survey. In 2019, the PUCN opened an Investigation and Rulemaking action to consider certain amendments to the Nevada Administrative Code requiring annual leak surveys of distribution pipelines transporting natural gas or liquid petroleum. The increased survey activity was to focus on business districts and to be conducted generally on an annual basis (not exceeding 15-month survey intervals). The proposed regulations were permanently adopted with a January 1, 2023 effective date. Regulatory asset treatment was approved for the purpose of tracking incremental costs associated with implementing the increased leak surveys, which resulted in the inclusion of approximately $4 million in Southwest’s pending general rate case.
California Jurisdiction
Attrition Filing. Following the 2021 implementation of rates approved as part of the most recent general rate case, the continuation of annual Post Test Year (“PTY”) margin attrition increases of 2.75% began in January 2022, with the latest annual margin attrition increase of approximately $2.2 million effective January 1, 2023. The annual attrition adjustments are intended to reflect changes in the cost of service between general rate cases, thereby stabilizing customer bill impact by implementing gradual changes in rates. The recent order also approved the inclusion of the revenue requirement associated with Southwest’s North Lake Tahoe Lateral project in rates as a PTY margin adjustment, as phases of the project are placed into service and become operational. The PTY margin increase of approximately $1.3 million associated with the project became effective February 1, 2023.
FERC Jurisdiction
MountainWest Overthrust Pipeline. On September 22, 2022, during the period of Southwest Gas Holdings’ ownership of the MountainWest entities, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing (the “Section 5 Rate Case”). A settlement was reached whereby the Company recorded a charge of $28.4 million in the first quarter of 2023, which was included in Goodwill impairment and loss on sale on the Company’s Condensed Consolidated Statements of Income. The settlement was approved and the $28.4 million was paid in the third quarter of 2023. The matter is now closed.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of September 30, 2023, under-collections in each of Southwest’s service territories resulted in an asset of $687 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	September 30, 2023	December 31, 2022	September 30, 2022
Arizona	$301,321	$292,472	$269,811
Northern Nevada	56,975	27,384	15,619
Southern Nevada	294,624	122,959	94,707
California	34,217	7,305	1,214
	$687,137	$450,120	$381,351
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows from consolidated operating activities decreased $105 million in the first nine months of 2023 as compared to the same period of 2022. The decline was primarily driven by the change in purchased gas costs for Southwest, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. Amounts were greatly impacted due to higher than expected natural gas costs during the most recent winter period, which was reflected in higher Deferred purchased gas cost balances in advance of rates to recover the balance. The decline in cash flows also resulted from the impacts of changes in components of working capital overall, including the timing and amount of accounts payable and other current asset and liability balances.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the nine- and twelve-month periods ended September 30, 2023 mainly include charges related to the MountainWest sale that closed in February 2023, interest paid on borrowings, and costs associated with the Centuri separation.
Investing Cash Flows. Cash flows from consolidated investing activities increased $961 million in the first nine months of 2023 as compared to the same period of 2022. The overall increase was driven by $1.02 billion in proceeds received in connection with the MountainWest sale (which is net of cash sold), including impacts of post-closing true-ups and commitments, partially offset by an increase in capital expenditures in the natural gas distribution segment.
Financing Cash Flows. Cash flows from consolidated financing activities decreased $852 million in the first nine months of 2023 as compared to the same period of 2022. The overall decrease was primarily due to the first quarter 2023 repayment ($1.1 billion) of the then remaining balance of the term loan entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest. Other impacts included proceeds from the issuance of common stock in underwritten public offerings in each period ($200 million lower than in the 2022 period), and proceeds from Southwest Gas Holdings entering into a $550 million Term Loan Credit Agreement in April 2023. A substantial portion of the term loan proceeds were contributed to Southwest as equity, which in turn was primarily used by Southwest to repay term loan indebtedness entered into to finance an escalation in purchased gas costs. Other financing cash flows include borrowings and repayments, including under the companies’ credit facilities.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows from operating activities decreased $76 million in the first nine months of 2023 as compared to the same period of 2022. The decline in operating cash flows was primarily attributable to gas purchases, including amounts incurred and deferred and other working capital balances (as discussed above).
Investing Cash Flows. Cash used in investing activities increased $124 million in the first nine months of 2023 as compared to the same period of 2022. The change was primarily due to increases in capital expenditures in 2023 and decreases related to customer advances for construction (amounts collected and/or returned) as compared to the same period in the prior year. See also Gas Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash provided by financing activities increased $233 million in the first nine months of 2023 as compared to the same period of 2022. The increase was primarily due to $530 million in parent capital contributions, offset by the $225 million repayment of the March 2021 Term Loan. A $450 million term loan in January 2023 to finance the escalation in purchased gas cost (noted above) was repaid following the parent capital contribution in the first nine months of 2023. Dividends paid and borrowing and repayment activity, aside from the foregoing, including under the credit facility, comprise the remaining activity between periods. See Note 5 – Debt.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the twelve-month period ended September 30, 2023, construction expenditures for the natural gas distribution segment were $778 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures, approximately 55%, were associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures, with the remainder related to new construction.

Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2025 will be approximately $2.0 billion. Of this amount, approximately $720 million to $740 million is expected to be incurred during calendar year 2023. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period ending December 31, 2025, cash flows from operating activities of Southwest are expected to provide approximately 75% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Additional cash requirements, including construction-related, and pay down or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2023, the combined balance in the PGA accounts totaled an under-collection of $687 million. See PGA Filings for more information. The market price of natural gas spiked as a result of numerous market forces including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region in the latter part of 2022 and continuing into January 2023. As a result of this increase in pricing, in January 2023, Southwest entered into a 364-day $450 million term loan in order to fund the incremental cost. This indebtedness was repaid in April 2023 (refer to Note 5 – Debt in this Quarterly Report on Form 10-Q). We may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events or otherwise.
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
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At September 30, 2023, $57.5 million was outstanding under this facility.
Southwest has a credit facility with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding on the long-term portion of the credit facility (including a commercial paper program) during the first nine months of 2023 was $150 million. The maximum amount outstanding on the short-term portion of the credit facility during the first nine months of 2023 was $75 million. At September 30, 2023, no borrowings were outstanding on either the long-term or short-term portions of the facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2023, there were no borrowings outstanding under this program.
Centuri has a senior secured revolving credit and term loan multi-currency facility. The line of credit portion comprises $400 million; associated amounts borrowed and repaid are available to be re-borrowed. The term loan facility portion provided approximately $1.145 billion in financing. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at September 30, 2023 totaled $2.6 billion. The maximum amount outstanding on the combined facility during the first nine months of 2023 was $1.184 billion. As of September 30, 2023, $144 million was outstanding on the revolving credit facility, in addition to $1 billion that was outstanding on the term loan portion of the facility. Also at September 30, 2023, there was approximately $180 million, net of letters of credit, available for borrowing under the line of credit.
In the first quarter of 2023, the Company paid off (primarily with proceeds from the MountainWest sale) the remaining balance on the $1.6 billion term loan entered into in November 2021 in connection with the acquisition of MountainWest.
In March 2023, the Company issued through a separate prospectus supplement under the Universal Shelf, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to the Company of $238.4 million, net of an underwriter’s discount of $8.3 million and estimated expenses of the offering. The Company used the net proceeds to repay outstanding amounts under the Company’s credit facility, with remaining amounts used to pay a residual portion of amounts outstanding under the term loan entered into in connection with the MountainWest acquisition, and for working capital and other general corporate purposes.
In April 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in at-the-market offerings under the related prospectus supplement filed with the SEC. There was no activity under this multi-year program during the third quarter of 2023. Net proceeds from the sale of shares of common stock under the Equity Shelf Program are intended for general corporate purposes, including the acquisition of property for the construction, completion, extension, or improvement of pipeline systems and facilities located in and around the communities served by Southwest, as well as for repayment or repurchase of indebtedness (including amounts outstanding from time to time under the credit facilities, senior notes, or other indebtedness), and to provide for working capital. The Company had approximately $341.8 million available under the program as of September 30, 2023. See Note 4 – Common Stock for more information.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term maturities, to separate from Centuri, by means of an IPO or a spin-off from the Company, other means or at all, including regarding the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest), the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, plans and expectations regarding the tax treatment of a separation of Centuri, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under the existing at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
Based on the most recent evaluation, as of September 30, 2023, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2023 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Described below is a risk factor we have identified that may have a negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. This risk factor supplements, but does not replace, the Risk Factors and other disclosures made in our Annual Report on Form 10-K filed February 28, 2023 or in our Quarterly Reports on Form 10-Q filed May 9, 2023 and August 9, 2023.
Our options for separating Centuri may be limited by market conditions and tax considerations. Any separation transaction of Centuri may not occur on the anticipated timeline and may not have the anticipated benefits.

On December 15, 2022, we announced our intention to pursue a spin-off of Centuri into an independent publicly-traded company, subject to the satisfaction of certain conditions, including receipt of favorable rulings from the IRS and receipt of other regulatory approvals. On September 22, 2023, we announced that Centuri Holdings had confidentially submitted a draft registration statement with respect to an initial public offering of its shares of common stock (the “Centuri IPO”). On November 6, 2023, we announced that the IRS had advised us that it had exercised its discretion not to rule on certain tax questions related to a potential spin-off of Centuri due to the fact-intensive nature of the questions presented. We remain committed to separating Centuri and continue to assess the value of a potential tax-free spin-off of Centuri, either following, or in lieu of, a potential initial public offering by Centuri. Following a Centuri IPO, if one occurs, we intend to maintain the flexibility to dispose of our interests in a number of ways, including through a spin-off transaction, open market sales of Centuri Holdings common stock or an exchange offer of our common stock for Centuri Holdings common stock.
A Centuri IPO may not occur for a number of reasons, including, but not limited to, adverse market conditions, negative investor feedback or declines in business performance. If the Centuri IPO does not occur, our options for separating Centuri will be limited, and we may be forced to pursue a spin-off of Centuri even if such spin-off may be taxable to us.
While we intend that any spin-off transaction, if effected, will qualify as a tax-free transaction to our stockholders, the ability to effect a tax-free spin-off to the Company (as opposed to our stockholders) could be lost if a 355 Ownership Change occurs within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. We have taken certain actions, including the adoption of the Plan, to help preserve the tax-free nature of any spin-off transaction. However, we can provide no assurance that such actions will ultimately permit us to complete a spin-off that is tax-free to us or that our existing net operating losses will fully offset the impact of any spin-off that is taxable to us.
In addition, if we pursue a spin-off of Centuri without a Centuri IPO, we or Centuri may not realize any cash proceeds from a separation, which may cause us to pay transaction expenses and taxes, if applicable, out of cash on hand, to the extent available, or to incur additional indebtedness, and would likely cause Centuri to continue to have significant outstanding indebtedness. If we are required to seek additional third-party financing either for us or for Centuri in connection with a spin-off, it may delay the timing of the transaction.
Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business and disrupt our operations. We cannot provide assurances that the Centuri IPO and the other transactions described above, if consummated, will yield greater net benefits to the Company and its shareholders than if the Centuri IPO and/or other transactions described above had not occurred. If we fail to achieve some or all of the benefits expected to result from the Centuri IPO and/or other potential separation transactions described above, or if such benefits are delayed, our business, operating results and financial condition could be materially and adversely affected.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2023, none of our directors or Section 16 officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 3.1
Amendment to Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 20, 2023. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 25, 2023. File No. 001-37976.

Exhibit 3.2
Certificate of Designations of the Series A Junior Participating Preferred Stock (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant’s Current report on Form 8-K, filed on November 6, 2023. File No. 001-37976.

Exhibit 4.1
Tax-Free Spin Protection Plan, dated November 5, 2023, between Southwest Gas Holdings, Inc. and Equiniti Trust Company, LLC, as Rights Agent (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2023). File No. 001-37976.

Exhibit 10.01#		Form of Indemnification Agreement for Southwest Gas Holdings, Inc. Directors and Officers

Exhibit 10.02#		Form of Indemnification Agreement for Southwest Gas Corporation Directors and Officers

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 8, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 8, 2023

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

