Form 10-K
period 2023-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2024-02-28
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2023
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
$4,549,286,493 as of June 30, 2023
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 71,595,491 shares as of February 15, 2024
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 15, 2024.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
2024 Proxy Statement	Part III

2

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
Additionally, in December 2022, as part of the simplification strategy, the Company communicated it would pursue a separation of Centuri to form a new independent publicly traded utility infrastructure services company. In September 2023, the Company announced that Centuri Holdings, Inc., a wholly owned subsidiary of the Company formed for purposes of completing the separation ("Centuri Holdings") had confidentially submitted a draft Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) for a proposed initial public offering (the “Centuri Holdings IPO”) of newly issued shares of Centuri Holdings common stock. On December 4, 2023, the Board announced the Centuri Holdings IPO as the preferred path to advance the separation of Centuri as an independent publicly-traded infrastructure services company. The execution of the Centuri Holdings IPO is subject to market and other conditions, the completion of the SEC's review process, and final Board approval to proceed with the transaction. Following the Centuri Holdings IPO, the Company intends to reduce its ownership in Centuri Holdings in one or more disposition transactions, including by way of distributions to Company stockholders, one or more distributions in exchange for Company shares or other securities, a sell-down of its remaining owned shares of Centuri Holdings common stock or any combination thereof. Separately, on November 3, 2023, the Board adopted a tax-free spin protection plan to help preserve the Company’s ability to effectuate a tax-free separation of Centuri as it considers additional separation alternatives either following, or in lieu of, a potential Centuri Holdings IPO as well as other transaction alternatives. See Note 15 - Acquisitions and Dispositions in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information.
Southwest and its subsidiaries provide regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California to meet heating, cooking, and other household needs in residential communities across these territories, as well as to facilitate the ongoing business operations of commercial and industrial customers. Southwest makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.

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
Financial information concerning the Company’s business segments is included in Note 13 - Segment Information of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Southwest Gas Holdings maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the SEC’s website at www.sec.gov and the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of the annual report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 8360 S. Durango Drive, Las Vegas, NV 89113.
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
As of December 31, 2023, Southwest purchased and distributed or transported natural gas to 2,226,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest added 40,000 new customers during 2023.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2023	85%	4%	11%
2022	85%	4%	11%
2021	85%	4%	11%
Southwest is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 38% of total system throughput in 2023, but represents only 11% of operating margin as shown in the table above. Customers who utilized this service transported 86 million dekatherms in 2023, 93 million dekatherms in 2022, and 95 million dekatherms in 2021.
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
Rates and Regulation
Rates that Southwest is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC in general rate cases and are derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and liquefied natural gas (“LNG”) storage facilities of Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various local distribution companies (“LDCs”). The LDCs transporting on the Great Basin system are NV Energy (serving Reno and Sparks, Nevada) and Southwest (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity in financing rate base investments. Rate base consists generally of the original cost of utility plant in service, net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Southwest files rate cases frequently, as necessary or required, to reduce the effect regulatory lag may have on revenue levels necessary to support its cost to serve customers, and in turn, to better align actual returns with allowable returns designed/authorized in rate proceedings.
Rate structures in all service territories allow Southwest to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures (alternative revenue programs) vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Nearly all of our customers, and resulting revenue and margin, are included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.
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
Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings can be found in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis included in Item 7.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona*	General rate case	December 2021	February 2023
California:
Northern, Southern, and South Lake Tahoe	General rate case	August 2019	January 2021
Nevada:
Northern and Southern**	General rate case	August 2021	April 2022
FERC:
Great Basin	General rate case	May 2019	February 2020
*Southwest filed a general rate case in Arizona in February 2024, with rates expected to be effective in April 2025.
** Southwest filed a general rate case in Nevada in September 2023, with rates expected to be effective in April 2024.
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
Natural Gas Supply
Southwest is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its customers’ needs. Southwest’s primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2023, Southwest acquired natural gas from 48 suppliers. Southwest regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest’s requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest’s portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2023 Southwest sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction), primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest’s price volatility mitigation program previously included the use of financial derivatives, in the form of fixed-for-floating-index-price swaps combined with indexed-price physical purchases, to secure a portion of the fixed-price portfolio, most recently, for the Arizona rate jurisdiction. The combination of fixed-price contracts and financial derivatives was designed to increase flexibility for Southwest and increase supplier diversification. The cost of such financial derivatives combined with the associated indexed-price physical purchases was historically recoverable from customers through the PGA mechanism. Southwest does not currently plan to make fixed-price term purchases broadly in other than California (as set forth above), nor engage in swap transactions for any of its territories. However, plans could change as Southwest monitors conditions and collaborates with regulatory commissions over time.
For the 2023/2024 heating season, firm fixed-price physical commodity purchases ranged from approximately $5.60 to approximately $7.50 per dekatherm. Southwest makes natural gas purchases, not covered by firm fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
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
In 2022, Southwest began receiving supply area storage services from Spire Storage West that is used for the southern Nevada rate jurisdiction, but could also be used to service the northern Nevada or northern California rate jurisdictions. Southwest generally has limited market area storage services availability for the southern and northern California, northern Nevada, and Arizona rate jurisdictions. The following summarizes Southwest’s access to storage services for those rate jurisdictions.
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
Natural gas supplies for Southwest’s southern system (Arizona, southern Nevada, and southern California jurisdictions) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest primarily obtains natural gas from Rocky Mountain producing areas and from Canada.
The landscape for national natural gas supply is continuously changing, including impacts related to governmental policies. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas at prices that are competitive with other forms of energy; however, the market price of natural gas has spiked in recent periods as a result of numerous market forces, including historically low storage levels, upstream maintenance events, and cold weather conditions across the central United States (“U.S.”) in December 2022 and regional pricing dislocation on the west coast in January 2023. In 2021, winter storms in the central U.S. also led to unprecedented price spikes over a number of days. As a result of these types of price escalation events, Southwest has undertaken incremental borrowing in some cases in order to fund increased supply costs, including when it entered into a $450 million term loan in January 2023 (since repaid) for this purpose. Southwest may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events, or otherwise. Current forecasts show that an ample and diverse natural gas supply continues to be available to Southwest’s customers at a competitive price when compared to competing energy forms.
Southwest arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso Natural Gas Company (“El Paso”), Kern River Gas Transmission Company (“Kern River”), Transwestern Pipeline Company (“Transwestern”), NWPL, Tuscarora Gas Pipeline Company (“Tuscarora”), Southern California Gas Company, Great Basin, and Ruby Pipeline LLC (“Ruby”), costs for which are recovered from Southwest’s customers through the PGA mechanism. Southwest regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest currently receives firm transportation service, both on a short- and long-term basis, for all its service territories on the pipeline systems noted above. Southwest also contracts for firm natural gas supplies that are delivered to its city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.
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
Competition
Electric utilities are the principal competitors of Southwest for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment, meaning that notwithstanding a premise vacancy, customers will continue their service each month and on an ongoing basis. Southwest interfaces with regulators and directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of these efforts, Southwest has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2023, Southwest provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. However, high natural gas prices or policies surrounding electrification could impact Southwest’s ability to retain some of these customers. Reducing fossil fuel use has gained momentum in governmental policy overall in recent years. Southwest has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of greenhouse gas protocols and initiatives in California, partnering on hydrogen blending innovation, and creating new biogas and renewable natural gas (“RNG”) tariff schedules in Arizona, California, and Nevada. In 2023, the legislature passed Senate Bill 281 (“SB 281”) in Nevada that establishes a long-term planning process for gas utilities before the PUCN. Under SB 281, natural gas utilities are required to file a three-year plan to include current and projected demands, significant projects and investments, energy efficiency and load management programs, and renewable energy and low carbon fuel initiatives. The bill creates an opportunity to seek regulatory pre-approval for certain investments and reinforces natural gas’ role in providing safe, reliable, and affordable energy. The rulemaking is currently underway at the PUCN and the first plan under the new law is required to be filed by October 1, 2025. In 2020, House Bill 2687 was passed, prohibiting municipalities and counties from banning or restricting natural gas use in Arizona. Specifically, it prevents municipalities and counties from adopting a code, ordinance, land use regulation, or general or specific plan that would prohibit or have the effect of restricting a person’s or entity’s ability to use the services of a utility provider that is capable and authorized to provide service. The legislation also prevents municipalities and counties from denying a building permit or imposing discriminatory fees or requirements on a building permit based on the utility provider proposed to serve a project. The legislation was passed by bipartisan majorities in the House of Representatives and Senate and signed into law by Governor Doug Ducey on February 21, 2020. The law became effective on August 25, 2020. While certain forms of renewable energy initiatives compete with natural gas, the abundance, low cost, resiliency, and reliability of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term. See also “Environmental Matters” below.
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
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been several federal and state legislative and regulatory initiatives proposed and implemented in recent years attempting to control or limit the effects of global warming and overall climate change, including those focused on greenhouse gas emissions (“GHGs”), such as carbon dioxide or methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, reduction in pipeline or project permitting, or decarbonization generally, could have significant impacts on the energy industry. Such new legislation or regulations could result in increased energy costs overall, increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the supply costs we incur and prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results. However, increased environmental legislation and regulation can also be beneficial to the natural gas industry. Natural gas can be more environmentally friendly than many other fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While motor vehicle transportation is typically cited as the leading source of carbon dioxide emissions in the U.S., natural gas for residential consumption/use is cited as accounting for less than 6% of total U.S. GHG emissions.
Southwest remains committed to providing customers with safe, reliable, sustainable, and affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of RNG and compressed natural gas (“CNG”) as a transportation fuel. Additionally, Southwest is investigating blending hydrogen into its gas supply. Southwest serves multiple companies with CNG across Arizona and Nevada, in addition to supporting a regional transportation customer in Nevada with its fleet’s RNG and CNG needs. Southwest also received favorable cost recovery regarding the conversion of part of its own vehicle fleet to CNG, in support of the state’s GHG emission reduction goals. In recent years, regulatory activity in Arizona, California, and Nevada led to provisions allowing for the development of RNG projects. In addition, proposals were previously made in all three states to allow Southwest to purchase RNG as part of its gas supply portfolio; in the California and Nevada jurisdictions, those proposals have been accepted by regulators or legislative bodies.
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
California legislation and regulations promulgated by the California Air Resources Board (the “CARB”) require Southwest to comply with the California GHG Emissions Reporting Program and the California Cap and Trade Program, which is intended to help the state reach its goal of reducing GHG emissions to 40% below 1990 levels by 2030. Southwest must report annual GHGs each year. The CARB annually allocates to Southwest a certain number of allowances based on Southwest’s reported 2011 GHGs. Of those allocated allowances, Southwest must consign a certain percentage to the CARB for auction. Southwest can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over the counter purchases with other market participants, to meet its compliance obligations.
As part of this program, there are ongoing three-year compliance periods established. The current compliance period ended on December 31, 2023. Southwest successfully met its earlier compliance obligations by surrendering a sufficient number of allowances prior to the required date, the most recent of which was November 1, 2021. Southwest will meet the 2023 compliance obligation by surrendering sufficient allowances prior to November 1, 2024, or may also surrender carbon offsets to meet a portion of the 2023 compliance obligation. In 2022, Southwest purchased carbon offsets that will partially meet the 2023 compliance obligation. Carbon offsets can only be used to satisfy a portion of the 2023 compliance obligation, and those combined with ongoing allowance purchases will support compliance years through 2023. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually and normally distributed each April. There is no expected direct impact on earnings.
California legislation and regulations require Southwest to incorporate RNG produced from diverted waste into its California gas supply portfolios. Southwest representatives have been actively working with the other major California natural gas distribution companies and the state’s regulatory bodies on the processes, procedures, and plans needed to meet this requirement. During the fourth quarter of 2023, Southwest issued a request for proposal seeking RNG supplies compatible with the requirements and expects responses in early 2024. Prior to completing the purchase of any desirable RNG supplies, Southwest will need to file with the CPUC for approval of the RNG purchase agreements and to receive regulatory treatment for any above market costs. There is no expected direct impact on earnings.
In October 2023, California Governor Gavin Newsom signed into law two state senate bills and one state assembly bill that collectively require certain public and private U.S. companies that perform certain business activities in California to provide disclosures about their GHG emissions, climate-related financial risks, voluntary carbon offsets (“VCOs”), and certain climate-related emission claims. The two senate bills, SB-253, Climate Corporate Data Accountability Act, and SB-261, Greenhouse Gases: Climate-Related Financial Risks, will establish the first U.S. regulations that mandate the corporate reporting of GHG emissions and climate risks in the U.S. The assembly bill, AB-1305, Voluntary Carbon Market Disclosures, is intended to combat companies’ “greenwashing” of climate-related emission claims and establishes requirements for both U.S. and international entities that market or sell VCOs within California as well as entities that operate in California and make certain climate-related emission claims (whether or not they purchase or use VCOs). Reporting under SB-253 is required starting in 2026, reporting under SB-261 is required on or before January 1, 2026, and AB-1305 is effective January 1, 2024.
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
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs and expanded protocols. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) instituted Distribution Integrity Management Programs (“DIMP”), which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks as well as the establishment of transmission planning requirements to encourage development of electric transmission infrastructure projects. In 2020, PHMSA issued its final “Mega Rule,” including requirements for reconfirming transmission pipeline maximum allowable operating pressure and verification of pipeline materials, in addition to expanding assessments and requirements for work in moderate consequence areas, among other things. Then, in March 2022, and August 2022, PHMSA issued rules amending federal pipeline safety regulations applicable to valve installation and minimum rupture detection standards for transmission pipelines, and amendments applicable to transmission pipeline integrity management, effective in October 2022 and May 2023, respectively. Even with the regulations in place having spurred significant investment in recent years, substantial opportunity is believed to continue to exist, given multi-decade infrastructure modernization demand expected across North America due to PHMSA-related reports on early vintage systems in operation and in need of upgrade.
Likewise, there has been significant attention placed on electric grid modernization through national infrastructure legislation and related initiatives such as the U.S. Energy Policy Act of 2005, which established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The recently passed Inflation Reduction Act also includes a number of provisions to accelerate the deployment of clean energy technologies, including incentives for the buildout of necessary electric infrastructure. According to the Department of Energy, almost 70% of electric infrastructure in North America is over 25 years old. Recent legislation and the result of aging electric utility infrastructure creates a growing need for investment in the electrical grid as well as related delivery system hardening, which will also help withstand more frequent adverse weather events and support renewable energy innovation. Given the expected demand for replacements and upgrades, Centuri is well positioned to support continued growth in the industries it serves.
Centuri’s contract terms with utility customers generally specify unit-price or time-and-materials (“T&M”) terms under master service agreements, and occasionally, fixed-price arrangements for bid work. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews that provide an opportunity for Centuri to reflect anticipated increases in labor costs. Centuri customers supply materials required for building and maintenance services under the majority of Centuri’s contracts, and thus, increased costs of materials generally do not present a direct material risk to Centuri. During 2023, approximately 77% of revenue was earned under unit-price and T&M contracts. Storm restoration services are often contracted under T&M rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Backlog represents the dollar amount of revenue Centuri expects to recognize in the future from contracts awarded and in progress as of the end of the reporting period. Reported backlog differs from the concept of remaining performance obligations as defined by accounting principles generally accepted in the U.S. (“U.S. GAAP”) and is not a measure of contract profitability. As of December 31, 2023, backlog of approximately $293 million existed with respect to outstanding fixed-priced contracts. Centuri maintains an average customer relationship tenure of more than 20 years, supported by its unwavering commitments to safety, quality, community engagement, and workforce development.
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
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in 87 primary locations across 45 states and provinces in the U.S. and Canada, with its corporate headquarters located in Phoenix, Arizona. During 2023, Centuri served over 400 customers. Southwest accounted for approximately 4% of total revenue. Four additional customers accounted for approximately 26% of total revenue. No other customers individually accounted for 5% or more of total revenue.
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
HUMAN CAPITAL
Throughout our collective operations, employees are critical to our success. Their talent and dedication are what allow us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, stewardship, integrity, relationships, and sustainability, among others. The Board oversees matters relating to our vision, values, and culture where employee health and safety; diversity, equity, and inclusion; and human and workplace rights are priorities. The Board receives regular reports from management and subject matter experts in these areas, and in turn provides guidance on current and future initiatives. The Board also assists management in integrating responsibility and sustainability into strategic activities to create long-term customer and shareholder value.
Our Company and the Board are committed to a culture of continuous improvement over the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of the Company’s business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest, such metrics include Damages per 1,000 Tickets and Incident Response Time; at Centuri, they include Total Recordable Incident Rate and Days Away/Restricted/Transferred (“DART”). In each case, the measures are widely used in the respective industries comprising our businesses. All segments maintain additional behavioral-based programs and extensive employee training initiatives to promote safe work.
At December 31, 2023, Southwest had 2,371 regular full-time equivalent employees. Southwest believes that a skilled, highly trained workforce is a key to success in the utility industry, and a driver of Southwest’s safety performance and high customer satisfaction ratings. Southwest has a positive reputation as an employer and strong relationships with employees. The compensation, benefits, and working conditions are comparable to those generally found in the utility industry. Employee engagement surveys are periodically deployed to gauge the extent to which employees feel connected and valued. Flexible working arrangements are available to employees, which support work-life balance. No Southwest employees are represented by a labor union. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest employees being approximately 11 years. Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed. For employees hired on or before December 31, 2021, Southwest offers an employee pension and employer matching contributions to the employee defined contribution plan. Employees hired on or after January 1, 2022 do not participate in the employee pension plan, but receive non-elective employer contributions and increased employer matching contributions to the employee defined contribution plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. In 2024, Southwest added a preferred provider organization option to our health care coverage, providing more choices for our employees. Southwest also offers a tuition assistance program and encourages employees to leverage these programs to remain current in their role or to acquire new skills for career advancement. Regular succession planning helps ensure that talent is identified and prospective leaders are developed in order to build their skills and be prepared for future roles.
At December 31, 2023, Centuri had 12,572 regular full-time equivalent employees working across 45 states and provinces throughout the U.S. and Canada. Employee counts fluctuate between seasonal periods, normally heaviest in the summer and fall. Typical of the segment’s industry, a majority of Centuri employees are represented by unions and covered by collective bargaining agreements. Centuri maintains a market-based total rewards strategy to attract, retain, motivate, and develop employees. Additionally, Centuri has a scholarship program, which awards more than half of the grants to minority students who are dependents of Centuri employees. Similar employee engagement and succession planning protocols to those existing at Southwest are deployed at Centuri.
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
Southwest must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own on-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, excessive customer usage, cyber attacks, or other force majeure could reduce our normal supply of gas. Restrictions placed on pipelines or the extractive and mid-stream industries could disrupt our business and reduce cash flows and earnings. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.
Failure to attract and retain an appropriately qualified employee workforce, including executives and other management, could adversely affect our collective operations and ability to timely deploy on our plans.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals, including executives and other management, and a technically skilled workforce, and impacts our ability to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. It also impacts our ability to timely deploy on strategic initiatives we plan. Failure to attract, hire, onboard, and adequately train replacement employees, including strategic leaders, and to transfer significant internal historical knowledge and expertise to the new employees and management, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business, and to execute on our strategic plans, or to do so within the timeframes we plan.
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
Our collective businesses have recently experienced turnover, including at the executive ranks at Centuri in 2024. Turnover at these ranks can limit or delay our ability to deploy on plans, including strategic plans, which could adversely impact our business, stock price, financial condition, results of operations, and cash flows. In addition, executive leadership transition periods can often be difficult and may result in changes in leadership strategy and style. We can provide no assurances that any associated organizational change or changes in business strategy will be beneficial or have the desired impact on the Company.
Loss of, or a reduction in business from, one or more significant customers at Centuri could adversely affect results.
During 2023, over half of our utility infrastructure services revenues were generated from eleven customers. This concentration of risk could impact operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not renewed or extended.
Certain of our costs, such as operating expenses (including labor, fuel, and materials) at Southwest and Centuri, and interest and general and administrative expenses at both segments and the Company could be adversely impacted by periods of heightened inflation, which could have an adverse impact on our results of operations.
Recently, the consumer price index increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and recent global events, such as the volatility in prices of oil and natural gas, and the conflicts between Russia-Ukraine and Israel-Hamas, may have exacerbated, and may continue to exacerbate, increases in the consumer price index. In addition, during periods of rising inflation, including by government action, variable interest rates and the interest rates of any debt securities we, Southwest, or Centuri issue will likely be higher than earlier periods or than for earlier fixed-rate debt issuances, which will reduce our earnings. A sustained or further increase in inflation could have a material adverse impact on expenses incurred in connection with our labor force, general and administrative expenses, operating supplies and expenses, and maintenance of our system, as well increasing outlays for gas supply passed on to customers and the cost of capital improvements at Southwest, in addition to requiring us to borrow amounts to fund the incremental outlays.
With regard to Southwest, rate schedules in each of its service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. In order to help cope with the effects of inflation on its operations, Southwest has filed and may file requests for rate increases to cover the increased cost of purchased gas included in a regulatory asset or expense items noted above. However, there can be no assurance that Southwest will be able to obtain timely rate relief to offset the effects of inflation or to timely or adequately cover borrowing costs to fund the increased cost of purchased gas and capital expenditures; and any non-recovery of costs or regulatory lag will reduce our cash flows and earnings. As a result, during periods in which the inflation rate exceeds customer rate increases, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary to complete projects at Centuri, particularly with respect to fuel, labor, and subcontractor costs, in addition to increasing other operating and general and administrative expenses. Centuri has experienced and continues to experience pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and recent general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. Centuri has not been able to (except in limited circumstances), and may not be able to, fully adjust its contract pricing to compensate for these cost increases, which has adversely affected, and may continue to adversely affect, Centuri’s profitability and cash flows.
Inflationary pressures and related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also impact our customers, causing uncertainty for Centuri’s customers and affecting the level of their project activity, which could also adversely affect Centuri’s profitability and cash flows. Inflationary pressures on customers of both Southwest and Centuri may influence the timely remittance (or any remittance) of customer payments for service, which may adversely affect our cash flows and associated reserves for uncollectible accounts and earnings. As inflation persists, the Board of Governors of the United States Federal Reserve Bank has raised during 2023 and may continue to raise benchmark interest rates during 2024, which likely will cause Centuri’s borrowing costs to increase over time.
As a result of the inflationary factors discussed above affecting the Company, Southwest, and Centuri, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time.
Certain contracts at Centuri are subject to potential losses that could adversely affect results of operations.
Centuri enters into a variety of types of contracts customary in the underground utility construction industry. These contracts include unit-priced contracts (including unit-priced contracts with revenue caps), time and material (cost plus) contracts, and fixed-price (lump sum) contracts. Contracts with caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs far in advance of the completion date (at bid inception). Unforeseen inflation, or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts, which could have an adverse impact on Centuri’s financial condition, results of operations, and cash flows.
The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.
Our natural gas distribution operations are subject to inherent hazards and risks such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Our utility infrastructure services operations are reliant on skilled personnel who are trained and qualified to install utility infrastructure under established safety protocols and operator qualification programs, and in conformance with mandated engineering design specifications. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents, causing property damage or personal injury. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third-party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, cause environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.
The Company maintains liability insurance that covers Southwest for some, but not all, risks associated with the operation of our natural gas pipelines and facilities, and the utility infrastructure services of Centuri. In connection with these liability insurance policies, each entity is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $750,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums, and uninsured claims for which we were deemed liable would reduce our earnings in the amount of the claim.

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
Southwest’s revenues are highest during the first and fourth quarters of the year as customer consumption increases during the winter months. While Southwest has decoupling mechanisms in place in all three states in which it operates, warmer than normal weather can reduce the amount of billed revenue, as well as amounts collected or returned related to regulatory tracking mechanisms under various programs, thereby impacting cash flows. Deviations from normal weather conditions, as well as the seasonal nature of our businesses, can create fluctuations in short-term cash requirements of both Southwest and Centuri, and earnings, primarily related to Centuri.
Regulatory and legislative developments related to climate change may adversely affect our operations and financial results.
While natural gas can be more environmentally friendly than many other fuels currently available, and its use has assisted energy users to comply with stricter environmental air quality standards, there have been several federal and state legislative and regulatory initiatives proposed and implemented in recent years attempting to control or limit the effects of global warming and overall climate change, including focus on GHGs, such as carbon dioxide or methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, or decarbonization generally, could have significant impacts on the utility industry. Any resulting legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas and utility infrastructure services, or impact the prices we charge our customers. At this time, we cannot predict the potential impact of such laws or regulations, if adopted, on our future business, financial condition, or results.
Southwest and Centuri may be impacted by the effects of weather and climate change, including physical and transition risks.
Extreme weather events and climate change could adversely impact our businesses. To the extent climate change or extreme weather events materially increase temperatures, financial results or our financial position could be adversely affected through lower gas volumes and revenues. While Southwest has in place decoupling mechanisms to guard against weather and volume variability in all three states, lower volumes could protract the period of recovery of certain regulatory mechanisms, and, for jurisdictions in which decoupling benchmarks are designed on a per-customer basis, earnings may deteriorate if climate change causes shifts in population, notably, customers moving away from our service territories.
While Centuri is at times able to benefit by providing storm-restoration services in regard to its customers’ above-ground utility infrastructure, and this type of work generates a higher profit margin than core infrastructure services (due to improved operating efficiencies related to equipment utilization and absorption of fixed costs), climate change could detrimentally result in more frequent and more severe weather events, such as hurricanes, tornadoes, extreme precipitation/flooding, and extreme snow events, increasing the cost of supporting restoration or limiting access to perform the necessary work efficiently or at all. Weather extremes such as drought and high temperature variations are common occurrences in the southwestern U.S. and could impact Southwest’s growth and results of operations. In addition, if we were unable to obtain a sufficient supply of natural gas as a result of extreme weather events impacting our suppliers, or if extreme weather events impact our ability to deliver natural gas to our customers, our reputation may suffer, and financial results could be impacted by insufficient cash flows from lower billed revenues and higher borrowing costs, even if decoupling mechanisms permit recognition of revenues for later cash collection under the mechanisms.
Additionally, if the Company does not evolve its business practices to participate in a lower-carbon economy, its business and reputation may be negatively impacted. Although the number of renewable energy sources is growing, it will take time for North America to transition to a lower-carbon economy and will require innovation and technological advancements that result in new low- and no-carbon energy options. As a builder of both energy and renewable energy infrastructure, and as a natural gas service provider, the Company plays a vital role in this transition. Transition activities, such as reducing GHG emissions; investing in RNG, hydrogen, and other sustainable sources of energy; increasing customer participation in energy efficiency programs; displacing higher carbon intensive fuels with natural gas and reducing carbon intensity of fuels we deliver; working with upstream suppliers on certified or responsibly sourced gas; and, taking additional measures by offering and using carbon offset purchases, could result in significant capital outlays and increased expenses.

A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive information, and/or lead to physical damages, and may result in legal claims or damage to our reputation.
As a utility provider and infrastructure services provider, maintaining business operations is critical for our customers, business partners, suppliers, and employees. Our operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures, and controls to prevent and detect these activities. Third-party service providers, including those in our supply chain or who have access to customer and employee data or our systems, can also be the target of cyber attacks. We use our information technology systems to manage our intrastate and interstate pipeline and storage operations and other business processes. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers and operate our pipeline and storage systems, result in harm to our reputation, and result in adverse financial impacts, including possible legal claims.
We process and store sensitive information, including certain personal identifiable information (“PII”), intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. The federal and state legislative and regulatory environment surrounding PII, information security, and data privacy is evolving and is likely to become increasingly demanding. Should the Company experience a material breach and/or become subject to additional regulation, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.
Physical damage due to a cybersecurity incident or acts of cyber terrorism could impact our utility sales, transportation, storage, and related services provided to customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the provision of these services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, the Company’s operations and financial results could be adversely affected to the extent not fully covered by such insurance.
Reliance on third-party suppliers and subcontractors.
While Centuri maintains oversight of third-party suppliers and subcontractors it utilizes to assist with certain aspects of the work it performs for clients, any delay or failure by these parties in the completion of their portion of a given project may result in delays in the overall progress of the project or cause us to incur additional costs, thereby potentially impacting Centuri’s overall profitability. Furthermore, if Centuri’s relationship with its third-party suppliers and subcontractors were to be damaged, it may be difficult to replace them in a cost-effective manner.
Reliance on similar services, and their availability, may also impact the ability of Southwest to execute on its objectives for projects undertaken.
Challenges related to supply chain constraints have negatively affected, and may in the future negatively affect, Centuri’s work mix and volumes and could adversely impact our results of operations overall.
The global supply market for certain customer-provided components, including, but not limited to, electric transformers and gas risers needed to complete customer projects at Centuri, can experience isolated performance constraints and disruptions. This constrained supply environment has adversely affected, and could further adversely affect, customer-provided component availability, lead times and costs, and could increase the likelihood of unexpected cancellations or delays of supply of key components to customers, thereby leading to delays in Centuri’s ability to timely deliver projects to customers. To mitigate such risks, Centuri has redirected efforts to projects for which the customer has provided necessary materials. However, delays in obtaining necessary materials and redirecting workforces can lead to inefficiencies in absorption of fixed costs, higher labor costs for teams waiting to be deployed, and delays in pivoting to projects where necessary materials are available. Centuri’s efforts to adapt quickly or redeploy to other projects may fail to reduce the impact of these adverse supply chain conditions on Centuri’s business.
Despite such mitigation efforts, constrained supply conditions may materially and adversely impact Centuri’s revenues and results of operations. Inflationary pressure, the labor market, and the conflict in Ukraine have also contributed to and exacerbated this strain within and outside the U.S., and there can be no assurance that these impacts on the supply chain will not worsen in the future, negatively impacting any of Centuri’s operating business lines and their results. Supply chain challenges could also result in increased use of cash, engineering design changes, and delays in the completion of customer or other capital projects, each of which could adversely impact our business and results of operations for the Company over an extended period.

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
On December 15, 2022, we announced our intention to pursue a separation of Centuri into an independent publicly-traded company, subject to the satisfaction of certain conditions, including receipt of favorable rulings from the IRS and receipt of other regulatory approvals. On September 22, 2023, we announced that Centuri Holdings had confidentially submitted a draft registration statement with respect to an initial public offering of its shares of common stock (the “Centuri Holdings IPO”). On November 6, 2023, we announced that the IRS had advised us that it had exercised its discretion not to rule on certain tax questions related to a potential separation of Centuri due to the fact-intensive nature of the questions presented. We remain committed to separating Centuri and continue to assess the value of a potential tax-free separation of Centuri, either following, or in lieu of, a potential initial public offering by Centuri. Following the Centuri Holdings IPO, the Company intends to reduce its ownership in Centuri Holdings in one or more disposition transactions, including by way of distributions to Company stockholders, one or more distributions in exchange for Company shares or other securities, a sell-down of its remaining owned shares of Centuri Holdings common stock or any combination thereof.
The Centuri Holdings IPO may not occur for a number of reasons, including, but not limited to, adverse market conditions, negative investor feedback or declines in business performance. If the Centuri Holdings IPO does not occur, our options for separating Centuri will be limited, and we may be forced to pursue a separation of Centuri even if such separation may be taxable to us.
While we currently intend a spin-off transaction, if effected, to qualify as a tax-free transaction to our stockholders and the Company, the availability of a tax-free spin-off will depend on the continuing satisfaction of a number of requirements, including a requirement that we own, and distribute in the spin-off, at least 80% of the outstanding voting stock of Centuri and at least 80% of any non-voting stock of Centuri. Although the agreements implementing the spin-off contain a number of provisions intended to ensure this “control” requirement and other tax-free spin-off requirements will be met, we cannot provide assurances that ultimately be the case. For example, an issuance of additional equity by Centuri prior to a spin-off could mean that a tax-free separation would no longer be possible. In addition, the ability to effect a tax-free separation to the Company (as opposed to our stockholders) could be lost if certain stock purchases (including by existing or new holders in the open market) are treated as part of a plan pursuant to which one or more persons directly or indirectly acquire a 50% or greater interest in the Company (a “355 Ownership Change”) occurs within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. We have taken certain actions, including the adoption of a plan to help preserve the tax-free nature of any separation transaction. However, we can provide no assurance that such actions will ultimately permit us to complete a separation that is tax-free to us or that our existing net operating losses will fully offset the impact of any separation that is taxable to us. In addition, a separation transaction other than a spin-off, such as a sell-down, would be taxable, causing substantial taxes to be paid or exhaust other tax net operating loss benefits otherwise available to the Company.
In addition, if we pursue a separation of Centuri without the Centuri Holdings IPO, we or Centuri may not realize any cash proceeds from the separation, which may cause us to pay transaction expenses and taxes, if applicable, out of cash on hand, to the extent available, or to incur additional indebtedness, and would likely cause Centuri to continue to have significant outstanding indebtedness. If we are required to seek additional third-party financing either for us or for Centuri in connection with a separation it may delay the timing of the transaction.
Executing the proposed separation also requires significant time and attention from management, which could distract them from other tasks in operating our business and disrupt our operations. We cannot provide assurances that the Centuri Holdings IPO and the other transactions described above, if consummated, will yield greater net benefits to the Company and its shareholders than if the Centuri Holdings IPO and/or other transactions described above do not occur. If we fail to achieve some or all of the benefits expected to result from the Centuri Holdings IPO and/or other potential separation transactions described above, or if such benefits are delayed, our business, operating results and financial condition could be materially and adversely affected.
If the separation of Centuri is completed, our and Centuri’s operational and financial profiles will change and each will be a less diversified company than Southwest Gas Holdings as it exists today.
The Centuri separation, if effected, will result in us and Centuri being less diversified companies with more limited businesses concentrated in their respective industries. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition, and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends, and service debt may be diminished. It is anticipated that the effective tax rate for each separate company will differ from the Southwest Gas Holdings consolidated effective tax rate.
If the separation of Centuri is completed, there may be changes in our stockholder base, which may cause the price of our common stock to fluctuate.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets with a diversified portfolio. If the Centuri separation is completed, shares of our common stock will represent an investment in a business concentrated in the natural gas distribution industry, and shares of the common stock of Centuri will represent an investment in the utility infrastructure services business. This change may not align with some stockholders’ investment strategies, which could cause them to sell their shares of our common stock or the common stock of Centuri, and excessive selling pressure could cause the market price to decrease following the consummation of the Centuri separation. Additionally, we cannot predict whether the market value of our common stock and the common stock of Centuri after the Centuri separation will be, in the aggregate, less than, equal to, or greater than the market value of our common stock prior to the Centuri separation.
Our goodwill and other assets have been subject to impairment and may be subject to further impairment in the future.
We assess long-lived assets, including intangible assets associated with acquisitions, for impairment whenever events or circumstances indicate that an asset’s carrying amount may not be recoverable. To the extent that circumstances change, there may be additional goodwill impairment that could have a material impact on our results of operations. We cannot predict the amount and timing of any future impairments, if any. Any future impairment of our goodwill or intangible assets could have an adverse effect on results of operations, as well as the trading price of our common stock.
Financial, Economic, and Market Risks
As a holding company, Southwest Gas Holdings, Inc. depends on operating subsidiaries to meet financial obligations.
Southwest Gas Holdings, Inc. has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. Southwest Gas Holdings’ ability to pay dividends to stockholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest and the infrastructure services of Centuri exists. The ability of Southwest Gas Holdings’ subsidiaries to pay upstream dividends and make other distributions are subject to relevant debt covenant restrictions of subsidiaries and applicable state law.
Centuri’s clients’ budgetary constraints, regulatory support or decisions, and financial condition could adversely impact work awarded.
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
Southwest’s liquidity, and in certain circumstances its earnings, may be reduced from historical amounts or expectations during periods in which natural gas prices are rising significantly or are more volatile.
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
Rate schedules in each of Southwest’s service territories contain purchased gas adjustment clauses which permit Southwest to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest has used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and would expect to do so again if the need arises.
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
Southwest has life insurance policies on members of management and other key employees to indemnify against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of company-owned life insurance policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the company-owned life insurance policies for their duration. Changes in the cash surrender value of company-owned life insurance policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.
The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.
Southwest provides pension and postretirement benefits to eligible employees. The costs of providing such benefits are subject to changes in the market value of our pension fund assets, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense which would have a negative impact on our cash flows and reduce net income. While a treasury futures overlay is part of the pension plan starting in 2024 to provide protection, notably with regard to changes in discount rates in order to help maintain a strong funded ratio and reduce costs, there is no assurance that intended results will sufficiently materialize.
Uncertain economic conditions may affect Southwest’s ability to finance capital expenditures.
Southwest’s business is capital intensive. Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return. Furthermore, declines in our stock price resulting from economic downturns or otherwise could impact our ability to finance our operations as planned. Historically, we have frequently used an at-the-market equity offering program (“ATM Program”) to fund certain liquidity requirements. During 2023, we did not use our ATM Program. We intend to establish a new ATM program in 2024. If we are unable to execute under an ATM Program, we may be required to issue additional debt at the Company and Southwest; and, if necessary, we may have to explore alternative financing sources, which may not be available to us on attractive terms or at all. Future issuances of securities could be more expensive than ATM issuances and may dilute our existing stockholders’ percentage of ownership.
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
We are currently subject, and may be subject in the future, to litigation or threatened litigation, including claims brought by stockholders and otherwise in the ordinary course of business. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance and potential further claims against us may result in significant additional defense costs and potentially significant judgments against us, some of which may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if in excess of insured levels, could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay dividends on, and the per share trading price of, our common stock. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent it is not fully mitigated by such insurance coverage.
Governmental policies and regulatory actions can reduce Southwest’s earnings or cash flows.
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, PUCN, and FERC relating to allowed rates of return, allowable rate base, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition including electrification or decarbonization policies or proposed policies by governmental entities or other parties, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, and regulations placed on us or our customers regarding the product we deliver in meeting customer energy needs could reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
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
We are committed to consistently monitoring and maintaining our distribution and transmission systems and storage operations to ensure that natural gas is acquired, stored, and/or delivered safely, reliably, and efficiently. Due to the combustible nature of our (or our customers’) product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws over time. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.
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
If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. However, current global economic events such as the war in Ukraine and Israel, rising inflation, and increasing interest rates may cause the global economy to enter a period of economic slowdown or recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.
A significant reduction in Southwest Gas Holdings, Inc., Centuri’s, and Southwest’s credit ratings could materially and adversely affect our business, financial condition, and results of operations.
We cannot be certain that any of our current credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Our credit ratings are subject to change at any time at the discretion of the applicable ratings agencies. Numerous factors, including many which are not within our control, are considered by the ratings agencies in connection with assigning credit ratings.
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
We may be unable to successfully integrate business acquisitions into our business and realize the anticipated benefits of such acquisitions.
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
Local or national natural disasters, pandemic, or epidemic illness (including COVID-19), actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia's military invasion of Ukraine and the conflict in Israel, catastrophic failure of pipeline systems and other extreme events are a threat to our assets and operations. Our service territories may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission, and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster, pandemic, or epidemic illness (including COVID-19) could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased cost related to the foregoing events, which could negatively affect our financial condition, results of operations, and cash flows.
A slow or inadequate response to events that could cause business interruption may have an adverse impact on operations and earnings. We may be unable to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic or epidemic illness, terrorist activities, catastrophic failure of the pipeline system and other events, which could increase the risk that an event adversely affects our financial condition, results of operations and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1C.	CYBERSECURITY

Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks; intellectual property and proprietary business information theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; physical damage to utility and transmission infrastructure; and reputational harm. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks. As part of our enterprise risk management program, we consider cybersecurity risks alongside other risks in our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying material cybersecurity threats, assessing their severity, and deploying potential mitigations. We have implemented cybersecurity programs at both Southwest and Centuri that are tailored to the distinct businesses of our two segments.
Southwest’s cybersecurity program focuses on people, processes, and technology, and takes a defense-in-depth approach by seeking to align with industry best practices. We invest in annual cybersecurity awareness training and testing for employees. We teach employees about remaining vigilant in daily work activities and practicing good security awareness. Specialized cybersecurity training is provided to those in specific job functions particularly susceptible to cyber incidents and phishing simulations are conducted monthly. Annually, a cybersecurity fair is held, and every employee is encouraged to participate. During this fair, outside experts present current and relevant information in an engaging and educational atmosphere. Tabletop exercises are periodically conducted to evaluate controls, processes, and procedures within Southwest and with our partners in the handling of a cybersecurity incident. Southwest maintains partnerships with law enforcement and other participants within the natural gas and electric utility industries. We also participate in the Information Sharing and Analysis Center to share threat intelligence and collaborate on cybersecurity issues affecting our industry.
As a natural gas local distribution company, Southwest’s objective is to comply with the U.S. Department of Homeland Security Transportation Security Administration (“TSA”) security directives for our gas monitoring and control systems. Pursuant to these directives, Southwest engages outside consultants to regularly review our technical architecture and alignment with the TSA security directives. In addition to complying with these regulations, Southwest takes a quantitative approach to cybersecurity risk to identify areas for future cybersecurity investment and periodically engages experts to attempt to infiltrate our information systems to further strengthen our security posture. We invest in a range of cybersecurity technologies within the perimeter, network, and endpoints, creating a defense-in-depth architecture designed for prevention and response to cybersecurity events and to help minimize exposure to risks.
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, Southwest undertakes the following activities:
•deploys a defense-in-depth approach with security measures in place at multiple layers;
•closely monitors information systems using a suite of technologies and a specialized cybersecurity team;
•reviews emerging data protection laws and implements changes to our processes designed for compliance;
•trains each new employee who handles individual customer data on handling and use requirements for such data;
•avoids, where possible, storing sensitive customer information like social security numbers or banking information for individual customers on our information systems;
•conducts regular phishing email simulations for employees and contractors with access to corporate email systems to enhance awareness and responsiveness to possible threats;
•through policy, practice, and contracts (as applicable) encourages employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•runs tabletop exercises to simulate response activities to a cybersecurity incident and use the findings to improve our processes and technologies;
•leverages the National Institute of Standards and Technology (“NIST”) Computer Security Incident Handling Process as a framework to help identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•conducts vulnerability and penetration assessments, with associated remediation activities.
Southwest’s incident response plan is designed to coordinate the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents. These activities include processes to triage, assess severity, communicate, contain, investigate, and remediate the incident, as well as comply with any applicable legal obligations and mitigate reputational damage.
Southwest’s processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to customer and employee data or our systems. Third-party risks are included within our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and monitor cybersecurity threat risks identified through our diligence review. Our due diligence process involves the use of questionnaires that are completed by third-party service providers and reviewed by business unit representatives and cybersecurity specialists to identify risks associated with third-party service providers. We use the responses provided in the questionnaires to assist in finding ways to mitigate risks presented by a particular third-party service provider consistent with the services provided. Additionally, contracts with third parties that could introduce significant cybersecurity risk to Southwest include terms to assist in the mitigation of cybersecurity risks, including but not limited to, requiring counterparties to report data privacy or cybersecurity incidents to us and to agree to be subject to periodic cybersecurity audits as appropriate.
Centuri conducts quarterly cybersecurity reviews with its Executive Leadership Team. The review outlines the state of cybersecurity practices at Centuri through the lens of the NIST Cybersecurity Framework (“NIST CSF”). Details relative to the progress of specific goals and objectives are communicated to ensure alignment with leadership expectations. Centuri has developed policies and implemented procedures to meet the security control objectives provided within the NIST CSF, as well as applicable Centuri policies. Centuri’s cybersecurity team performs a variety of internal operational risk assessment activities to track and mitigate risks to the organization. These operational practices cross a variety of management activities and a list of these activities is maintained in a Cybersecurity Risk Register for tracking the status of risk mitigation activities, as well as the overall maturity of the organization relative to the NIST CSF. Centuri further engages third parties to perform both targeted and holistic evaluations of Centuri cybersecurity practices on a regular basis.
Centuri’s cybersecurity team performs independent reviews of new vendors whose services may be potentially integrated within the Centuri enterprise. As part of a standardized review process, Centuri’s cybersecurity team maintains a Control Assurance Toolkit to review vendor activities, practices, and controls for alignment with Centuri’s policies and procedures. Resulting control recommendations are coordinated to ensure appropriate implementation during integration activities.
Centuri undertakes vulnerability, attack, and penetration testing via a third-party audit. As part of its general control practices, Centuri performs a review of service organizational controls reports for in-scope vendors to ensure adherence to generally accepted cybersecurity practices. Any reported weaknesses and associated responses are captured and evaluated for impact, and subsequently provided to Centuri leadership for review and response.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Operational Risks” as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. However, because Southwest operates in the area of critical infrastructure, as defined under federal law and by the TSA, we have been and will continue to be the target of cybersecurity attacks from time to time.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. The responsibility for oversight of risks from cybersecurity threats rests with our entire Board, but the Audit Committee oversees certain cybersecurity related items as described below. At least twice per year the entire Board receives an overview from management on our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, and cybersecurity threat risks or incidents and developments, as well as the steps management took to respond to such risks. Additionally, our Chief Information Officer attends Audit Committee meetings to present cybersecurity information for consideration in financial reporting, as necessary, and attends private Executive Sessions with the Audit Committee. Our Director of Internal Audit reports to the Audit Committee regarding attack and penetration exercise results and remediation. Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news or events and discuss any significant updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of matters such as enterprise risk management, operational budgeting, mergers and acquisitions, and other relevant matters. The Board has also recently participated in a tabletop exercise associated with cyber threats.
At the management level for Southwest, our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by Southwest’s President and the Vice President/Information Services/Chief Information Officer, along with the Director of Information Security, Manager of Cybersecurity Services, and Manager of Information Security Compliance and Administration. A Cybersecurity Executive Committee, consisting of officer-level management appointees representing key areas of our business, exists to maintain situational awareness of cybersecurity risks, support methods of addressing cybersecurity risks, and support the Chief Information Officer’s efforts to help Southwest follow natural gas sector-specific regulations and reporting. The Cybersecurity Executive Committee meets regularly with legal advisors and cybersecurity professionals. In our Information Services Department, the cybersecurity management team members hold degrees in information technology or cybersecurity and industry-recognized certifications in cybersecurity, and each has many years of relevant work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Cybersecurity team members are expected to keep their knowledge, skills, and training current by participating in industry events and continuing education programs as applicable.
These members of management and the Cybersecurity Executive Committee are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our cybersecurity playbooks and incident response plan outline our procedures, communication protocols, and information escalation processes applicable throughout the lifecycle of a cybersecurity incident. The playbooks and plans cover information flow from discovery of a possible issue through the reporting of it to Information Services management and to the Cybersecurity Executive Committee and Board as necessary. In the event of a cybersecurity event at Centuri, Centuri’s leadership team informs Southwest’s cybersecurity team, and the Company’s Audit Committee or entire Board is briefed, as appropriate. As discussed above, members of management (our President, Chief Information Officer, and Director of Information Security) report to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least twice per year, with the Audit Committee receiving more frequent updates as needed to assist in including cybersecurity items in financial reporting and monitoring attack and penetration testing results.

Item 2.	PROPERTIES
The plant investment of Southwest consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2023 was $10.3 billion at Southwest, including construction work in progress. It is the opinion of management that the properties of Southwest are suitable and adequate for its purposes.
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
Southwest provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state, including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, Elko, and Spring Creek. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City), Laughlin, and Mesquite. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.
Information on properties of Centuri can be found in this Form 10-K under Utility Infrastructure Services under Part I.

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
The principal market on which the common stock of the Company is traded is the New York Stock Exchange and the ticker symbol of the stock is “SWX.” At February 15, 2024, there were 10,353 holders of record of common stock, and the market price of the common stock was $60.25.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. The quarterly dividend was $0.62 in 2023, and in February 2024, the Board determined to retain the quarterly dividend at $0.62 per share effective with the June 2024 payment. Although no assurances can be provided on our future dividend payments, the Board currently intends to reevaluate the dividend upon the completion of the Centuri separation, and it is anticipated that we will pay a dividend at a level consistent with industry peers.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
About Southwest Gas Holdings, Inc.
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), all of the shares of common stock of Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), and until February 14, 2023, all of the common stock of MountainWest Pipelines Holding Company (“MountainWest” or “pipeline and storage” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.”
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest transaction closed on February 14, 2023.
In December 2023, the Company announced its intent to pursue an initial public offering (the "Centuri Holdings IPO") of newly issued shares of Centuri Holdings, Inc. ("Centuri Holdings"). The Board has determined that the Centuri Holdings IPO is the optimal path to advance the separation of Centuri as an independent utility infrastructure services company to maximize value for stockholders. Centuri Holdings has confidentially submitted a draft Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (the "SEC"). The execution of the Centuri Holdings IPO is subject to market and other conditions, the completion of the SEC's review process, and final Board approval to proceed with the transaction.
Following the Centuri Holdings IPO, the Company intends to reduce its ownership in Centuri Holdings in one or more disposition transactions, including by way of distributions to Company stockholders, one or more distributions in exchange for Company shares or other securities, a sell-down of its remaining owned shares of Centuri Holdings common stock or any combination thereof. As of December 31, 2023, the Company had a U.S. federal net operating loss carryforward of $1.03 billion, which could be available to offset a taxable gain incurred by the Company in connection with a taxable disposition of the Centuri stock. The Company also retains strategic flexibility to separate Centuri through a tax-free spin-off of all or a part of Centuri in the event market conditions are not conducive to an IPO or secondary sales by the Company following an IPO.
On November 3, 2023, the Board authorized a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, $1 par value per share, of the Company to stockholders on record at the close of business on November 17, 2023. The description and terms of the Rights are set forth in a Tax-Free Spin Protection Plan, dated as of November 5, 2023 (as may be amended from time to time, the “Plan”), between the Company and Equiniti Trust Company, LLC, as rights agent. Each right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company, at a purchase price of $300.00 per one ten-thousandth of a share of Series A Preferred, subject to adjustment. By adopting the Plan, the Board is seeking to preserve the Company’s ability to effectuate a separation of Centuri Holdings that would be tax-free to the Company (the “Tax-Free Status”). The Board believes it is in the best interest of the Company and its stockholders to preserve the Company’s ability to effectuate a spin-off transaction with Tax-Free Status.
Our business includes Southwest, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona and Nevada, and distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest operates two regulated interstate pipelines serving portions of Nevada and California. Southwest makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs.
As of December 31, 2023, Southwest had 2,226,000 residential, commercial, industrial, and other natural gas customers, of which 1,192,000 customers were located in Arizona, 828,000 in Nevada, and 206,000 in California. First-time meter sets were approximately 40,000 in 2023, compared to 41,000 in 2022. Residential and commercial customers represented over 99% of the total customer base. During 2023, 55% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 33% in Nevada, and 12% in California. During this same period, Southwest earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure program recoveries) and customer growth. Commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis for details of various rate proceedings.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest’s service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on operating margin, allowing Southwest to pursue energy efficiency initiatives. Nearly all of our customers, and resulting revenue and margin, are included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that powers millions of homes and businesses across the U.S. and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 87 primary locations across 45 states and provinces in the U.S. and Canada. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs of utilities, weather, and local and federal regulation (including tax rates and incentives). Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement programs throughout the U.S. Likewise, there has been similar attention placed on electric grid modernization through national infrastructure legislation and related initiatives. The Department of Energy estimates more than 70% of the nation’s grid transmission lines and power transformers are over 25 years old, creating vulnerability exacerbated by seasonal storm and extreme weather events. This, along with continued gas pipeline replacements expected to be necessary across North America, result in management expectations that Centuri will continue to benefit from these collective electric and gas infrastructure replacement programs for the foreseeable future. The amount that may be awarded to Centuri compared to its industry competitors is not presently known. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather working conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, Centuri may be engaged to perform restoration activities related to above-ground utility infrastructure, and related results impacts are not solely within the control of management. In addition, in certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising interest rates, labor markets and other costs (including in regard to contracted or professional services), and the availability of those resources. Certain of these impacts may be more predominant in certain of our operations, such as with regard to fuel costs for work equipment and skilled/trade labor costs at Centuri.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of management’s discussion and analysis.
Summary Operating Results

	Year ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Contribution to net income (loss)
Natural gas distribution	$242,226	$154,380	$187,135
Utility infrastructure services	19,652	2,065	40,420
Pipeline and storage	(16,288)	(283,733)	—
Corporate and administrative	(94,701)	(76,002)	(26,776)
Net income (loss)	$150,889	$(203,290)	$200,779

Weighted average common shares	70,787	65,558	59,145
Basic earnings (loss) per share
Consolidated	$2.13	$(3.10)	$3.39

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$640,955	$574,534	$570,325
Plus:
Operations and maintenance (excluding Admin. & General) expense	316,246	308,276	267,160
Depreciation and amortization expense	295,462	263,043	253,398
Operating margin	$1,252,663	$1,145,853	$1,090,883
Overview
Southwest Gas Holdings:
•Issued 4.1 million shares of common stock for net proceeds of $238.4 million
•Completed the MountainWest sale and paid down the remaining balance of the term loan used to initially fund the MountainWest acquisition
•Confidentially submitted a draft Registration Statement on Form S-1 to the SEC relating to the Centuri Holdings IPO
•Corporate and administrative expenses include $42.8 million in interest expense related to borrowings and $11.1 million in Centuri separation costs, offset by certain tax benefits
Natural gas distribution:
•40,000 first-time meters sets (1.8% growth rate) added over the past 12 months
•Operating margin increased $107 million, or 9%, between 2023 and 2022
•Arizona rate case finalized with annualized revenue increase of $54 million, effective February 1, 2023
•Received approval to implement an increase in the Gas Cost Balancing Account rate to facilitate timely recovery of ~$358 million in Arizona purchase gas costs effective August 1, 2023
•Filed $70 million general rate case in Nevada in September 2023, and $126 million general rate case in Arizona in February 2024
•$762 million capital investment in 2023
•COLI results increased $15.5 million compared to the prior year
Utility infrastructure services:
•Record revenues of $2.9 billion in 2023, an increase of $139 million, or 5%, compared to 2022
•$86 million storm restoration services revenues in 2023, an increase of $17 million over 2022
•$215 million of revenues from sustainable wind energy projects in 2023 including the first U.S. commercial-scale offshore project to deliver generated electricity to the grid
•Executed a multi-year contract extension of a master services agreement with an existing gas utility customer in Ontario, Canada with anticipated revenues of ~$1 billion over the contract term

This section of Form 10-K provides comparison of 2023, 2022, and 2021 results and pertinent components. Also provided is a discussion of 2023 and 2022 and year-to-date comparisons between those years. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which incorporates by reference the Company’s annual report to stockholders filed as Exhibit 13 to that Annual Report on Form 10-K.
Results of Natural Gas Distribution

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Regulated operations revenues	$2,499,564	$1,935,069	$1,521,790
Net cost of gas sold	1,246,901	789,216	430,907
Operating margin	1,252,663	1,145,853	1,090,883
Operations and maintenance expense	511,646	491,928	438,550
Depreciation and amortization	295,462	263,043	253,398
Taxes other than income taxes	87,261	83,197	80,343
Operating income	358,294	307,685	318,592
Other income (deductions)	70,661	(6,884)	(4,559)
Net interest deductions	149,830	115,880	97,560
Income before income taxes	279,125	184,921	216,473
Income tax expense	36,899	30,541	29,338
Contribution to consolidated results	$242,226	$154,380	$187,135
2023 vs. 2022
Contribution to consolidated net income from natural gas distribution operations increased $88 million between 2023 and 2022. The increase was primarily due to increases in Operating margin and Other income, offset by increases in Operations and maintenance expense, Net interest deductions, and Depreciation and amortization.
Operating margin increased $107 million between years. Customer growth provided approximately $14 million as 40,000 first-time meter sets were added in 2023, and combined rate relief (primarily in Arizona, as well as benefits of rate relief in Nevada through the first quarter of 2023 and the annual California attrition increase) provided approximately $56 million of incremental operating margin during the current year. Increases in recoveries associated with regulatory programs of $19 million also contributed to the increase; such amounts also increase amortization expense (discussed below). Additionally, an $8 million out-of-period adjusting entry was made in the first quarter of 2023, which reduced Net cost of gas sold (See Basis of Presentation in Note 1 - Background, Organization, and Summary of Significant Accounting Policies). Other increases include margin associated with customers outside the decoupling mechanisms.
Operations and maintenance (“O&M”) expense increased $20 million, or 4%, between 2023 and 2022. Increases occurred throughout the business, including in direct labor ($8 million), external contractor and professional services expenses ($10 million), notably related to a consulting arrangement for the identification, benchmarking, and assessment of utility business optimization opportunities, and for leak survey and line locating activities ($4 million), along with higher incentive compensation expense ($4 million), costs for fuel used in operations ($3 million), and others. Employee benefit costs decreased between periods (approximately $5 million reflected in O&M expense), primarily due to the lower service-related component of postretirement benefit costs offset by increases in employee medical and other costs; these employee benefit costs are part of an overhead/labor loading process for which approximately 80% is included in O&M expense, with the remainder primarily becoming part of capital projects. Legal/claim-related costs were also lower between periods ($7 million).
Depreciation and amortization expense increased $32 million, or 12%, between years including due to a $583 million, or 6%, increase in average gas plant in service in the current year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. An increase in amortization of regulatory account balances of $19 million, as discussed in regard to Operating margin above, also contributed to the increase.
Taxes other than income taxes increased $4.1 million, or 5%, between 2023 and 2022 primarily due to an increase in property taxes in Arizona, and to a lesser extent, in California.
Other income increased $78 million between 2023 and 2022. Interest income increased $35 million compared to the prior year, related to carrying charges associated with the elevated deferred purchased gas cost balance and interest on other regulatory account balances, with another nearly $2 million associated with the equity portion of the allowance for funds used during construction. Additionally, non-service-related components of employee pension and other postretirement benefit costs decreased $21 million between years, thereby positively impacting results between periods. Southwest also recognized a $16 million increase in COLI results between years.
Net interest deductions increased $34 million between 2023 and 2022 primarily due to $300 million of Senior Notes issued in December 2022, $300 million of Senior Notes issued in March 2023, and in part to $600 million of Senior Notes issued in March 2022; as well as due to a term loan, entered into in January 2023 to support higher natural gas supply costs, which was repaid in April 2023. These increases were offset by the March 2023 repayment of the remaining $225 million balance associated with the March 2021 Term Loan.
Results of Utility Infrastructure Services

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Utility infrastructure services revenues	$2,899,276	$2,760,327	$2,158,661
Operating expenses:
Utility infrastructure services expenses	2,617,402	2,529,318	1,955,467
Depreciation and amortization	145,446	155,353	117,643
Operating income	136,428	75,656	85,551
Other income (deductions)	64	(887)	1,067
Net interest deductions	97,476	61,371	20,999
Income before income taxes	39,016	13,398	65,619
Income tax expense	14,736	5,727	18,776
Net income	24,280	7,671	46,843
Net income attributable to noncontrolling interests	4,628	5,606	6,423
Contribution to consolidated results	$19,652	$2,065	$40,420
2023 vs. 2022
Contribution to consolidated net income from utility infrastructure services increased $17.6 million in 2023 compared to 2022. While net interest deductions increased $36.1 million due to higher interest rates, operating income increased $60.8 million due to an increase in revenue of $138.9 million and improvements in operating income overall due primarily to decreases in fuel prices and changes in mix of work.
The Utility infrastructure services revenue increase of $138.9 million, or 5%, was driven primarily by a $211.7 million increase in electric infrastructure services revenue, which included a $120.4 million increase in offshore wind revenue. Offshore wind revenue stems from several multi-year contracts, whereby Centuri provides materials, subcontracts manufacturing, and self performs fabrication and assembly of secondary steel components onshore, with delivery at a port facility. Also included in electric infrastructure revenue was $86.4 million from emergency restoration services following tornado and other storm damage to customers’ above-ground utility infrastructure in and around the Gulf Coast and eastern regions of the U.S., compared to $69.7 million in storm restoration work in the prior year. Centuri’s revenues derived from storm-related services vary from period to period due to the unpredictable nature of weather-related events, and when this type of work is performed, it typically generates a higher profit margin than core infrastructure services, due to improved operating efficiencies related to equipment utilization and absorption of fixed costs. The remaining increase in electric infrastructure services revenues was due to higher volumes under certain existing customer master service agreements. Gas infrastructure services revenue decreased $81.8 million overall from the prior year, driven primarily by a net reduction in volume under master services agreements with certain existing customers, primarily in Canada. That amount reflects the mitigated impact of increased revenue from bid work of $87.3 million with a U.S. customer. Other revenues increased $9 million, primarily due to completion of a large industrial bid project during the year. Centuri revenues from contracts with Southwest totaled $116.4 million in 2023 and $134.7 million in 2022. Centuri accounts for services provided to Southwest at contractual prices.
Utility infrastructure services expenses increased $88.1 million, or 3.5%, in 2023 when compared to 2022, primarily as a result of increased costs to complete a higher volume of work. Subcontractor costs increased during 2023 compared to the prior year notably due to increased revenue related to offshore wind projects. Despite continued inflationary pressures, margin on work completed in 2023 improved from the prior year due to changes in the mix of work and lower fuel prices. Also included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $1.3 million between years due to continued growth in the business. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $4.5 million and $6.4 million in 2023 and 2022, respectively.

Depreciation and amortization expense remained largely consistent as a percentage of revenue between years. Amortization of intangible assets decreased in 2023 compared to 2022 due to Riggs Distler’s backlog intangible asset becoming fully amortized in 2022.
The increase in net interest deductions of $36.1 million was primarily due to higher interest rates on outstanding variable-rate borrowings, notably, the Centuri term loan and revolving credit facility, as amended.
Income tax expense increased $9 million between 2023 and 2022, primarily due to increased pre-tax income in 2023.
Results of Pipeline and Storage

Year Ended December 31,
(Thousands of dollars)	2023
Regulated operations revenues	$35,132
Operating expenses:
Net cost of gas sold	6,368
Operations and maintenance expense	11,378
Depreciation and amortization	—
Taxes other than income taxes	1,490
Goodwill impairment	21,215
Operating loss	(5,319)
Other income	486
Net interest deductions	2,200
Loss before income taxes	(7,033)
Income tax expense	9,255
Contribution to consolidated results	$(16,288)
Operating results for the pipeline and storage segment for 2023 reflects activity from January 1, 2023 through February 13, 2023 (the last full day of ownership by the Company), including residual goodwill impairment recognized during 2023. Operating expenses include $2.6 million during the first quarter related to integration/stand-up costs leading up to the sale date. Depreciation and amortization was not recorded in 2023 as MountainWest was classified as held for sale during the holding period. Income tax expense includes the impact of book versus tax basis differences related to the sale. For further impacts from the sale of MountainWest, refer to Note 15 - Acquisitions and Dispositions.
Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (the “ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and two of Southwest’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”).
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest’s service territories. Southwest makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. The mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest. Management has worked with its regulatory commissions in designing rate structures that support the timely recovery of our costs, including returns to investors, in providing safe, affordable, and reliable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest’s operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed a general rate case application in December 2021, primarily to reflect in rates the substantial capital investments that were made since the end of the test year associated with an earlier case, including investments in a customer information system implemented in May 2021. At a hearing held in September 2022, Southwest, the

Utilities Division Staff, and the Residential Utility Consumer Office jointly stipulated to several issues, including a target capital structure consisting of 50% equity and 50% debt; a 9.30% return on equity; and foregoing a premium related to the Graham County acquisition as well as the recovery of $12 million of waived late fees on customer account balances that would have otherwise applied to delinquent accounts in the absence of a COVID-19 moratorium on such fees. Approximately $12 million in costs related to the Liquefied Natural Gas facility deferred in an authorized regulatory asset was approved to be amortized over four years. The ACC’s final order authorized a $54.3 million increase, with new rates effective February 1, 2023.
Southwest filed its 2024 Arizona rate case application in early February 2024, proposing an increase in revenue of approximately $125.6 million to reflect the continued significant capital investments in the state and update rates to more closely align with Southwest’s current level of operations and maintenance expense. The request includes a return on common equity of 10.15% and a 0.81% fair value increment, relative to a 50% target equity ratio and a proposed 12-month post-test year plant adjustment for otherwise non-revenue producing plant. In addition to proposing the continuation of full revenue decoupling under the Delivery Charge Adjustment (“DCA”) mechanism, Southwest proposed the establishment of the System Improvement Benefit (“SIB”) mechanism, a capital tracker designed to support required code and regulatory-related infrastructure replacements in the state of Arizona. Southwest also proposed to set the carrying cost for the interest component of the DCA and Gas Cost Balancing Account (“GCBA”) rate adjustment mechanisms to equal the Commission-authorized Weighted Average Cost of Capital, and to establish the Unrecovered Gas Cost Expense Provision (“UGCE”), which represents gas cost-related portion of net write-offs of uncollectible customer accounts. The UGCE would allow Southwest to more timely recover the portion of such accounts that is related to purchased gas cost. Rates, following the conclusion of the rate case, are anticipated to become effective in the second quarter 2025.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as described above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The most recent filing was made in April 2023 to request a rate to address the over-collected balance of $53.5 million existing as of March 31, 2023. The requested rate to return the over-collected balance was approved and new rates became effective August 1, 2023. The next filing is anticipated to be made no later than April 30, 2024, and will address the balance at the end of the first quarter 2024.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of excess accumulated deferred income taxes (“EADIT”), including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest filed subsequent TEAM rate applications, including the most recent filing, which proposes to update the TEAM surcredit to refund $5.03 million of estimated net EADIT savings. The adjusted rate is anticipated to be implemented in the second quarter 2024.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2023, Southwest requested approval to recover the outstanding revenue requirement of approximately $4.3 million associated with 2022 COYL investments, which increased the COYL recovery rate. The new rate became effective July 1, 2023. A filing to request recovery of the outstanding revenue requirement is anticipated in early 2024.
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current GCBA adjustment to clear the then existing $351 million balance. In July, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately $358 million balance as of May 31, 2023. The increased GCBA rate will remain for up to two years or until the balance drops below $10 million, at which point the GCBA rate will be set to $0.00 per therm, where it will remain until the under- or over-collected balance exceeds $10 million. The ongoing deferred energy rates, separate from the GCBA rates, continue to be updated monthly.
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case in September 2023 based on the test year ended May 2023. The initial request was updated with a certification filing primarily for plant placed in service and incremental annual leak survey costs through November 2023. Those updates resulted in an updated overall request of approximately $74 million, an increase over the initial request of $69.8 million. A stipulation was reached with Regulatory Operations Staff and the Bureau of Consumer Protection, settling certain issues and agreeing to a black box settlement with a statewide increase of $65.6 million, prior to any adjustments related to the cost of capital (assumed capital structure and return on equity), which along with class cost of service and rate design items, remains unsettled. Included in the settled issues are a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs; and depreciation rates that would increase modestly overall from current levels. The request includes a proposed return on common equity of 10.0% relative to a 50% target equity ratio and is expected to be resolved at the hearing scheduled for the end of February 2024. New rates are anticipated in April 2024. Southwest’s previous general rate case concluded in February 2022, with rates effective April 1, 2022.
General Revenues Adjustment. The General Revenues Adjustment (“GRA”), or Nevada decoupling mechanism, was affirmed as part of Southwest’s most recently concluded general rate case with an expansion to include a large customer class (with average monthly throughput requirements greater than 15,000 therms), effective April 2022. Southwest makes Annual Rate Adjustment (“ARA”) filings to update rates to recover or return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2023 related to the approximate $8.7 million over-collected balance as of September 30, 2022. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA will become effective July 1, 2024.
Nevada Leak Survey. In 2019, the PUCN opened an Investigation and Rulemaking action to consider certain amendments to the Nevada Administrative Code requiring annual leak surveys of distribution pipelines transporting natural gas or liquid petroleum. The increased survey activity was to focus on business districts and to be conducted generally on an annual basis (not exceeding 15-month survey intervals). The proposed regulations were permanently adopted with a January 1, 2023 effective date. Regulatory asset treatment was approved for the purpose of tracking incremental costs associated with implementing the increased leak surveys, recovery of which is requested in Southwest’s pending general rate case.
California Jurisdiction
California General Rate Case. Southwest’s most recent general rate case concluded following an agreement in principle with the Public Advocate’s Office, unanimously approved by the CPUC on March 25, 2021, including a $6.4 million total combined revenue increase with a 10% return on common equity, relative to a 52% equity ratio. The rate case decision maintained Southwest’s existing 2.75% annual attrition adjustments and the continuation of the pension balancing account. It also included cumulative expenditures totaling $119 million over the five-year rate cycle to implement risk-informed proposals, consisting of a school COYL replacement, meter protection, and pipe replacement programs. New rates resulting from the rate case were implemented in April 2021.
Attrition Filing. Following the 2021 implementation of rates approved as part of the recently concluded general rate case, the continuation of annual Post Test Year (“PTY”) margin attrition increases of 2.75% began in January 2022. The most recent annual margin attrition increase was also inclusive of adjustments related to the amortization of EADIT and the authorized rate base to adjust the rate of return consistent with the Automatic Trigger Mechanism. The cumulative adjustments resulted in an increase of $6.9 million effective January 2024 for Southwest’s southern California, northern California, and South Lake Tahoe rate jurisdictions.
FERC Jurisdiction
General Rate Case. Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, reached an agreement in principle with the FERC Staff as part of its last rate case providing a 9.90% pre-tax rate of return. Rates were made effective February 2020. Great Basin plans to file its next general rate case no later than the first week of March 2024, proposing an increase of approximately $16 million and a return on equity of 13.05% relative to a 56% equity layer. A primary driver of the proposed increase is approximately $99 million of capital investments anticipated to be placed in service by the end of the August 31, 2024 test year. Motion rates, subject to refund, are anticipated to become effective in September 2024 with an initial decision during the second quarter of 2025.
MountainWest Overthrust Pipeline. On September 22, 2022, during the period of Southwest Gas Holdings’ ownership of the MountainWest entities, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing. A settlement was reached and the Company, in association with its agreement for the sale of MountainWest to Williams, and terms related to the resolution of this rate case matter, recorded a charge of $28.4 million in the first quarter of 2023, included in Goodwill impairment and loss on sale on the Company’s Consolidated Statements of Income. The rate case settlement was approved and the $28.4 million was paid in the third quarter of 2023.

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of December 31, 2023, under-collections in each of Southwest’s service territories resulted in an asset of approximately $552.9 million on the Company’s and Southwest’s Consolidated Balance Sheets. In the latter part of 2022 and continuing into January 2023, the market price of natural gas spiked due to numerous market forces including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region, increasing the balance further during that time as a result. See also Deferred Purchased Gas Costs in Note 1 - Background, Organization, and Summary of Significant Accounting Policies in Item 8.
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
The following table presents Southwest’s outstanding PGA balances receivable at the end of its two most recent fiscal years:

	December 31,
(Thousands of dollars)	2023	2022
Arizona	$251,416	$292,472
Northern Nevada	45,757	27,384
Southern Nevada	218,761	122,959
California	36,951	7,305
	$552,885	$450,120
Arizona PGA Filings. In Arizona, Southwest calculates the change in the gas cost component of customer rates monthly (to allow for timely refunds to/recoveries from customers), utilizing a rolling twelve-month average. During 2023, the GCBA continued with a surcharge in order to recover the under-collected balance, including an increased rate mechanism that could continue for up to two years, as described above.
California Gas Cost Filings. In California, a monthly gas cost adjustment based on forecasted monthly prices is utilized. Monthly adjustments modeled in this fashion provide the timeliest recovery of gas costs in any Southwest jurisdiction.
Nevada Gas Cost Filings. In November 2023, Southwest filed to adjust its quarterly Deferred Energy Account Adjustment rate, which is based upon a twelve-month rolling average, in addition to requesting adjusted Base Tariff Energy rates, both of which were most recently approved effective October 2023. New rates associated with the November 2023 filing became effective January 2024. These new rates are intended to address the outstanding balances over a twelve-month period.
Gas Price Volatility and Mitigation
To mitigate price volatility to its customers, Southwest periodically enters into fixed-price term contracts under its volatility mitigation programs for up to 25% of the California jurisdictions’ annual normal weather supply needs and to a limited extent, in the Arizona jurisdiction. For the 2023/2024 heating season, contracts contained in the fixed-price portion of the supply portfolio ranged from approximately $5.60 to approximately $7.50 per dekatherm. In consultation with its regulators, Southwest does not currently plan to make any fixed-price term purchases in other than California, nor to enter into swap agreements. Southwest’s natural gas purchases, not covered by fixed-price contracts, are under variable-price contracts with firm quantities, or on the spot market. The contract price for these contracts is either determined at the beginning of each month to reflect the published first-of-month index price, or at market prices based on a published daily price index. In each case, the index price is not published or known until the purchase period begins. Plans with regard to fixed-price portfolios or other hedging programs could change as Southwest monitors conditions and collaborates with regulatory commissions over time.
Pipeline Safety Regulation
Effective January 1, 2023, the PUCN issued an order revising its regulations to require annual leak surveys (previously every three years) of all distribution pipelines transporting natural gas and/or liquefied petroleum. In conjunction with this change, the PUCN authorized the establishment of a regulatory asset account to track the incremental cost of compliance related to the new regulation, for consideration in a future general rate case filing.

Effective October 2022, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued final rules that amended the federal pipeline safety regulations applicable to the valve installation and minimum rupture detection standards for gas transmission pipelines. Southwest has integrated the requirements of this new rule into its operating procedures. In addition, in August 2022, PHMSA issued final rules that amended the federal pipeline safety regulations applicable to the integrity management of gas transmission pipelines, effective May 2023. Southwest also integrated the requirements of this new rule into its operating procedures related to repair criteria, integrity management improvements, cathodic protection, management of change, and other related gas transmission integrity related amendments.
PHMSA published two significant notices of proposed rulemaking (“NPRMs”) in 2023. The first is the Pipeline Leak Detection and Repair NPRM, which aims to mandate methane emissions reductions through the revision of natural gas operator operations and maintenance procedures, the promulgation of Advanced Leak Detection equipment, and accelerated leak repair criteria. The proposed rulemaking is expected to be published in mid-2024. Southwest is evaluating potential impacts from this NPRM.
The second item, the Safety of Gas Distribution NPRM, resulted from congressional mandates and National Transportation Safety Board safety recommendations from a 2018 incident in the Merrimack Valley, in Massachusetts. This NPRM is expected to be finalized in late 2024 and includes provisions that are primarily aimed at mitigating overpressurization incidents, particularly on utilization pressure systems. Southwest does not own or operate any utilization pressure systems and is monitoring the progress and potential impacts, if any, of this NPRM.
Southwest continues to monitor changing pipeline safety legislation and participates, to the extent possible, in providing public comments and works with industry associations, such as the American Gas Association, in shaping regulatory language associated with these new mandates and reporting requirements. Additionally, management works with state and federal commissions to which Southwest, including its subsidiaries, are subject, to develop customer rates that are responsive to incremental costs of compliance. However, due to the timing of when rates are implemented in response to new requirements, and as additional rules are developed, compliance requirements could impact expenses and the timing and amount of capital expenditures for Southwest.
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily construction expenditures and property additions). In recent years, Southwest has undertaken substantial pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. Southwest Gas Holdings, Inc. and Southwest’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which helps minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings, Inc. and Southwest.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $102 million between 2023 and 2022. Customarily, fluctuations in purchased gas cost, including amounts incurred and accrued or deferred, as well as impacts related to when amounts are incorporated into customer bills to recover or return deferred balances, have a significant influence on operating cash flows. Other changes in components of working capital also influenced operating cash flows, including the timing and amount of accounts payable and other current asset and liability balances, such as regulatory balances. While earnings were substantially higher in 2023, that change was notably influenced by noncash changes from a recognized goodwill impairment and loss on sale associated with MountainWest, primarily recognized in 2022, prior to the sale closing that took place in early 2023.
The corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in 2023 include costs associated with the Centuri separation, and in 2022 include shareholder activism and strategic review costs, with the most significant individual amount being the interest/financing costs associated with the earlier MountainWest acquisition, collectively net of tax impacts.
Investing Cash Flows. Cash provided by consolidated investing activities increased $990 million in 2023 as compared to 2022. The overall increase was driven by $1.02 billion in proceeds received in connection with the MountainWest sale (which is net of cash sold), partially offset by an increase in capital expenditures in the natural gas distribution segment.
Financing Cash Flows. Net cash used in consolidated financing activities increased $1.1 billion in 2023 as compared to 2022. The overall increase was primarily due to the first quarter 2023 repayment ($1.1 billion) of the term loan originally entered into by Southwest Gas Holdings, Inc. in November 2021 in connection with the acquisition of MountainWest. Other impacts included proceeds from the issuance of common stock in underwritten public offerings in each period ($200 million lower in the 2023 period than in the 2022 period), and a $550 million Term Loan Credit Agreement entered into by the Company in April 2023. A substantial portion of the term loan proceeds ($530 million) was contributed to Southwest as equity, which in turn was primarily used by Southwest to repay term loan indebtedness entered into to finance an escalation in purchased gas costs. Southwest also repaid the remaining balance ($225 million) associated with the March 2021 Term Loan. Other financing cash flows include borrowings and repayment under the companies’ credit facilities.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $107 million between 2023 and 2022 primarily attributable to an increase in net income and changes in working capital, including the impacts related to purchased gas costs (amounts incurred and accrued or deferred, as well as recovered from customers through the billing process).
Investing Cash Flows. Cash used in investing activities increased $116 million in 2023 as compared to 2022, primarily due to an increase in capital expenditures, as well as a decrease in customer advances. See also 2023 Construction Expenditures below.
Financing Cash Flows. Net cash provided by financing activities increased $15 million in 2023 as compared to 2022. The modest increase included a number of mostly offsetting impacts, including $530 million in parent capital contributions during the second quarter of 2023, offset by the repayment of the $450 million term loan that was executed in January 2023 to finance the escalation in purchased gas costs. The $225 million March 2021 Term Loan was also repaid. Issuance of long-term debt during 2022 was approximately $900 million (including 4.05% notes due 2032 and 5.8% notes due 2027), while there was one new issuance in 2023 of $300 million in 5.45% notes due 2028. The prior year included the paydown/redemption of $275 million in maturing notes. Dividends paid and borrowing and repayment activity under the credit facility comprise the remaining activity between periods.
2023 Construction Expenditures
During the three-year period ended December 31, 2023, total gas plant in service increased from $8.4 billion to $10.1 billion, or at an average annual rate of 7%. Replacement, new business, and reinforcement work was a substantial portion of the plant increase during the three-year period. Customer growth also impacted expenditures as Southwest set approximately 119,000 meters during this time, which is reflected in new business.
During 2023, construction expenditures (through cash outlays) for Southwest were $762 million. The majority of these expenditures represented costs associated with replacement of existing transmission and distribution plant to fortify system integrity and reliability, as well as general plant additions. Cash flows from operating activities of Southwest were $392 million, providing approximately 43% of construction expenditures and dividend requirements of the natural gas operations segment. Other funding was provided by cash on hand, external financing activities, and funds from the existing credit facility.
2023 Financing Activity
In March 2023, the Company sold, through a prospectus supplement under its Prior Shelf Registration (as defined in Note 7 - Common Stock), an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in proceeds to the Company of $238.4 million, net of the underwriters’ discount of $8.3 million. These net proceeds were used to repay a portion of the outstanding borrowings under the 364-day term loan credit agreement to earlier fund the MountainWest acquisition.
Net proceeds received under the Dividend Reinvestment and Stock Purchase Plan during 2023 were approximately $15.2 million, from the issuance of approximately 264,000 shares of Southwest Gas Holdings, Inc. common stock.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
Management estimates natural gas distribution segment construction expenditures during the three-year period ending December 31, 2026 will be approximately $2.4 billion. Of this amount, approximately $830 million is expected to be incurred in 2024. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. During the three-year period ending December 31, 2026, cash flows from operating activities of Southwest are expected to provide approximately 78% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by credit facilities, equity contributions from the Company, and/or other external financing sources. During the three-year period, Southwest will be required to renew or otherwise address its credit facility, but will otherwise only have $75 million of long-term debt maturing. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from or amounts returned to customers related to other regulatory mechanisms, as well as growth levels in Southwest’s service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: activities from the planned separation of Centuri, variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas distribution segment, the ability to access and obtain capital from external sources, the level of interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity, aside from the Company’s recent strategic undertakings, including acquisition and disposition activity.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At December 31, 2023, the combined balance in the PGA accounts totaled an under-collection of $552.9 million. The market price of natural gas spiked most recently as a result of numerous market forces including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region in the latter part of 2022 and continuing into January 2023. We may be required to incur additional indebtedness in connection with future spikes in natural gas prices as a result of extreme weather events or otherwise. See PGA Filings for more information.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.45% Senior Notes. The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under Southwest’s credit facility and the remainder for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement that matures in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its $450 million 364-day term loan entered into in January 2023, with the remainder of the equity contribution used for working capital and general corporate purposes. The Company intends to refinance the Term Loan Credit Agreement at or prior to its maturity.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At December 31, 2023, $78.5 million was outstanding under this facility. The maximum amount outstanding during 2023 occurred during the first quarter and was $181 million.
Southwest has a credit facility with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. The maximum amount outstanding during 2023 occurred during the first quarter and was $225 million ($150 million outstanding on the long-term portion of the credit facility, none under the commercial paper program, and $75 million outstanding on the short-term portion). As of December 31, 2023, no borrowings were outstanding on the long-term portion of the credit facility (no borrowings were outstanding under the commercial paper program), and no borrowings were outstanding on the short-term portion. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the then current commercial paper rate. At December 31, 2023, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million with related amounts borrowed and repaid available to be re-borrowed; the term loan portion of the facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at December 31, 2023 totaled $2.5 billion. The maximum amount outstanding on the combined facility during 2023 was $1.184 billion, which occurred in the second quarter, at which point $1 billion was outstanding on the term loan facility. As of December 31, 2023, $77 million was outstanding on the revolving credit facility, in addition to $994.2 million outstanding on the term loan portion of the facility. Also at December 31, 2023, there was approximately $246 million, net of letters of credit, available for borrowing under the line of credit.
In November 2023, Centuri amended the financial covenants of the revolving credit facility (the “Centuri Credit Facility Amendment”) to decrease the minimum interest coverage ratio during the fiscal quarters ending March 31, 2024 through December 31, 2024 to a ratio of 2.00 to 1.00. The Credit Facility Amendment also increases the maximum net leverage ratio financial covenant for the fiscal quarters ending March 31, 2024 through September 30, 2024 to a ratio of 5.50 to 1.00 and for the fiscal quarter ending December 31, 2024 to a ratio of 5.00 to 1.00. In addition, in the event that a “Qualified IPO” is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant will be reduced based on the amount of net proceeds received from such Qualified IPO. The Centuri Credit Facility Amendment did not modify any terms of the term loan facility. Under these restrictions and the financial covenants of the amended revolving credit facility, Centuri’s ability to pay dividends to Southwest Gas Holdings, Inc. is limited. However, such dividends are not customarily relied upon in order for Southwest Gas Holdings, Inc. to satisfy dividends declared for its stockholders.
In the first quarter of 2023, the Company paid off (primarily with proceeds from the MountainWest sale) the remaining balance on the $1.6 billion term loan entered into in November 2021 in connection with the acquisition of MountainWest.
Credit Ratings
Credit ratings apply to debt securities such as bonds, notes, and other debt instruments and do not apply to equity securities such as common stock. Borrowing costs and the ability to raise funds are directly impacted by the credit ratings of the Company. Credit ratings issued by nationally recognized ratings agencies (Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“Standard & Poor’s”), and Fitch Ratings (“Fitch”)) provide a method for determining the creditworthiness of an issuer. Credit ratings are important because long-term debt constitutes a significant portion of total capitalization. These credit ratings are a factor considered by lenders when determining the cost of current and future debt for each debt obligor (i.e., generally the better the rating, the lower the cost to borrow funds). The current unsecured long-term debt ratings of the Company and Southwest are considered investment grade, and Centuri’s ratings are considered non-investment grade.

	Moody's (1)	Standard & Poor's (2)	Fitch (3)
Southwest Gas Holdings, Inc.:
Issuer rating	Baa2	BBB-	BBB
Outlook	Stable	Positive Outlook	Rating Watch Negative
Last reaffirmed	December 2023	December 2023	September 2023
Southwest Gas Corporation:
Senior unsecured long-term debt	Baa1	BBB	A-
Outlook	Stable	Positive Outlook	Stable
Last reaffirmed	December 2023	October 2023	September 2023
Centuri Group, Inc.:
Issuer rating	Ba3	B+	N/A
Outlook	Negative	CreditWatch Developing	N/A
Last reaffirmed	December 2023	October 2023	N/A
(1)Moody’s debt ratings range from Aaa (highest rating possible) to C (lowest quality, usually in default). A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the rating to indicate the approximate rank of a company within the range.
(2)Standard & Poor’s (“S&P”) debt ratings range from AAA (highest rating possible) to D (obligation is in default). The ratings from ‘AA’ to ‘CCC’ may be modified by the addition of a plus “+” or minus “-” sign to show relative standing within the major rating categories.
(3)Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The modifiers “+” or “-” may be appended to a rating to denote relative status within major rating categories.

A credit rating, including the foregoing, is not a recommendation to buy, sell, or hold a debt security, but is intended to provide an estimation of the relative level of credit risk of debt securities, and is subject to change or withdrawal at any time by the rating agency. Numerous factors, including many that are not within management’s control, are considered by the ratings agencies in connection with the assigning of credit ratings.
None of Southwest’s debt instruments have credit triggers or other clauses that result in default if these bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest’s bond ratings. Certain debt instruments are subject to a leverage ratio cap, and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2023, Southwest was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $3.9 billion in additional debt could be issued and the leverage ratio requirement would still be met. At least $2.6 billion of cushion in equity relating to the minimum net worth requirement exists at December 31, 2023. No specific limitations as to dividends exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
At December 31, 2023, Southwest Gas Holdings, Inc. was also in compliance with all of the covenants of its credit facility and Term Loan Credit Agreement. Interest and fees on its credit facility and 364-day Term Loan are subject to adjustment depending on its senior debt ratings. The credit facility and 364-day Term Loan are subject to a leverage ratio cap. Under the most restrictive of the financial covenants, approximately $2.7 billion in additional debt could be issued while still meeting the leverage ratio requirement. No specific limitations as to dividends exist under the collective covenants. The credit facility and 364-day Term Loan do not contain material adverse change clauses.
Certain Centuri debt instruments have leverage ratio caps and interest coverage ratio requirements. At December 31, 2023, Centuri was in compliance with all of its covenants. Under the most restrictive of the covenants, Centuri could issue approximately $108 million in additional debt and meet the leverage ratio requirement. Centuri has approximately $15 million of cushion relating to the minimum interest coverage ratio requirement. Centuri’s revolving credit and term loan facility is secured by underlying assets of the utility infrastructure services segment. Centuri also has restrictions on how much it could give to the Company in cash dividends, which is limited to a calculated available amount, generally defined as 50% of its rolling twelve-month consolidated net income adjusted for certain items, such as parent contributions inflows, Linetec redeemable noncontrolling interest payments, or dividend payments, among other adjustments, as applicable. Under these restrictions and the financial covenants of the amended revolving credit facility, Centuri’s ability to pay dividends to Southwest Gas Holdings, Inc. is limited. However, such dividends are not customarily relied upon in order for Southwest Gas Holdings, Inc. to satisfy dividends declared for its stockholders.
Inflation
Inflation can impact results of operations for each of the Company’s business segments, and while the level of increase has waned over the past year, the level of improvement is only in relation to the multi-decade high inflation in 2022. Labor, employee benefits, fuel, natural gas, professional services, and construction costs are the categories most significantly impacted by inflation. Changes to the cost of gas are generally recovered through PGA mechanisms and do not directly impact earnings overall, and indirectly, primarily from interest carrying charges on accumulated balances. Labor, employee benefits, and professional services are components of the cost of service, and gas infrastructure costs are the primary component of utility rate base. In order to recover increased costs, and earn a fair return on rate base, general rate cases or other procedural filings are made by our regulated operations, when deemed necessary, for review and approval by regulatory authorities. Regulatory lag, that is, the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, can negatively impact earnings. See Rates and Regulatory Proceedings for a discussion of recent rate case proceedings.
Contractual Obligations
Our largest contractual obligations as of December 31, 2023 consisted of:
•Debt-related obligations for scheduled principal payments, other borrowings, and interest payments over the life of the debt. Debt obligations are included in our consolidated balance sheets. See Note 8 - Debt for additional information.
•Centuri operating and finance leases are included in our consolidated balance sheets and represent multi-year obligations for buildings, land, equipment, and vehicles. See Note 2 - Regulated Operations Plant and Leases for additional information.
•Southwest has gas purchase obligations that include fixed-price and variable-rate gas purchase contracts. Variable-rate contracts reflect minimum contractual obligations with estimation in pricing based on market information. Actual future variable-rate purchase commitments may vary depending on market prices at the time of delivery and values may change significantly from their estimated amounts. Certain other variable-rate contracts allow for variability in quantities for which associated demand charges are included in the gas purchase obligations based on the maximum daily quantities available under the contracts. Renewable natural gas purchase obligations, in which the commencement dates are not specifically determinable and the volumes and contract prices are inestimable until certain contract provisions are met, are excluded from gas purchase obligations. As of December 31, 2023, gas purchase obligations of $137 million are payable within the next 12 months.
•Southwest has pipeline capacity and storage contracts for firm transportation service, both on a short- and long-term basis with several companies in all of its service territories, some with terms extending to 2044. Southwest also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise. Costs associated with these pipeline capacity contracts, similar to gas purchase/supply arrangements, are a component of the cost of gas sold and are recovered from customers primarily through the PGA mechanisms. As of December 31, 2023 pipeline capacity and storage obligations of $72.8 million are payable within 12 months.
•Other commitments associated with noncancellable obligations consist primarily of software licensing, equipment, outsourced processing subscriptions, and operating and/or maintenance agreements, as applicable.
•Estimated funding for pension and other postretirement benefits during calendar year 2024 is $23 million. Funding amounts for years beyond 2024 are not currently known.
Recently Issued Accounting Standards Updates
The Financial Accounting Standards Board routinely issues Accounting Standards Updates. See Note 1 - Background, Organization, and Summary of Significant Accounting Policies for more information regarding these Accounting Standards Updates and their potential impact on the Company’s and Southwest’s financial position, results of operations, and disclosures.
Application of Critical Accounting Policies and Estimates
A critical accounting policy is one that is very important to the portrayal of the financial condition and results of a company, and requires the most difficult, subjective, or complex judgments of management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective, and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. While management may make many estimates and judgments, many would not be materially altered, or provide a material impact to the financial statements taken as a whole, if different estimates, or means of estimation were employed. The following are accounting policies that are deemed critical to the financial statements. For more information regarding significant accounting policies, see notes to the consolidated financial statements.
Regulatory Accounting
Natural gas distribution operations are subject to the specific regulation of the ACC, PUCN, CPUC, or the FERC, as applicable. The accounting policies of the Company and Southwest conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. As such, the Company and Southwest are allowed to defer, as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers (subject to our rate-regulated operations) will occur. Companies are also permitted to recognize, as regulatory assets, amounts associated with various revenue decoupling mechanisms, as long as the requirements of alternative revenue programs permitted under U.S. GAAP continue to be met. Management reviews the regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. If rate recovery is no longer probable, due to competition or the actions of regulators, write-off of the related regulatory asset (which would be recognized as current-period expense) is required. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. The timing and inclusion of costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Discontinuing the application of this method of accounting for regulatory assets and liabilities or changes in the accounting for our various regulatory mechanisms could significantly increase our operating expenses as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Factors influencing application of this policy include decisions of regulatory authorities, implementation of new regulations or regulatory mechanisms, assessing the probability of the recoverability of deferred costs, and continuing to meet the criteria of a rate regulated entity for accounting purposes. Refer also to Note 5 - Regulatory Assets and Liabilities.
Revenue Recognition - Utility Infrastructure Services
Centuri generally has two types of agreements with its customers: MSAs and bid contracts. Our MSAs and bid contracts are characterized as either fixed-price, unit-price, or time-and-materials (“T&M”) based for revenue recognition purposes. Most of our contracts are considered to have a single performance obligation. Performance obligations related to fixed-price contracts are satisfied over time because our performance typically creates or enhances an asset that the customer controls. For fixed-price contracts, we recognize revenue as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. Input methods result in the recognition of revenue based on the entity’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of the transfer of control. For unit-price and T&M contracts, an output method is used to measure progress towards satisfaction of a performance obligation.
Actual revenue and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen circumstances not originally contemplated. These factors, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from previous estimates and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to estimates of costs and earnings. Revisions to estimates of costs and earnings during the course of work are reflected in the accounting period in which the facts requiring revision become known. At the time a loss on a contract becomes known or is anticipated, the entire amount of the estimated ultimate loss is recognized in the financial statements. Once identified, these types of conditions continue to be evaluated for each project throughout the project term and ongoing revisions in management’s estimates of contract value, contract cost and contract profit are recognized as necessary in the period determined.
Accrued Utility Revenues
Revenues related to the sale and/or delivery of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of natural gas sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, operating margin associated with natural gas service that has been provided but not yet billed is accrued. This accrued utility revenue is estimated each month based primarily on applicable rates, number of customers, rate structure, analyses reflecting significant historical trends, seasonality, and experience. The interplay of these assumptions can impact the variability of the accrued utility revenue estimates. Additionally, all Southwest rate jurisdictions have decoupled rate structures, limiting variability due to extreme weather conditions.
Accounting for Income Taxes
The Company is subject to income taxes in the U.S. and Canada. Income tax calculations require estimates due to known future tax rate changes, book to tax differences, and uncertainty with respect to regulatory treatment of certain property items. The asset and liability method of accounting is utilized for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Regulatory tax assets and liabilities are recorded to the extent management believes they will be recoverable from, or refunded to, customers in future rates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management regularly assesses financial statement tax provisions to identify any change in the regulatory treatment or tax-related estimates, assumptions, or enacted tax rates that could have a material impact on cash flows, financial position, and/or results of operations.
Accounting for Pensions and Other Postretirement Benefits
Southwest has a noncontributory qualified retirement plan with defined benefits covering substantially all employees hired on or before December 31, 2021. In addition, there is a separate unfunded supplemental retirement plan which is limited to officers hired on or before December 31, 2021. Pension obligations and costs for these plans are affected by the amount and timing of cash contributions to the plans, the return on plan assets, discount rates, and by employee demographics, including age, compensation, and length of service. Changes made to the provisions of the plans may also impact current and future pension costs. Actuarial formulas are used in the determination of pension obligations and costs and are affected by actual plan experience and assumptions about future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Relatively small changes in these assumptions (particularly the discount rate) may significantly affect pension obligations and costs for these plans. For example, a change of 0.25% in the discount rate assumption would change the pension plan projected benefit obligation by approximately $34 million, with no impact on future pension expense. A change of 0.25% in the employee compensation assumption would change the pension obligation by approximately $10 million and expense by $2 million. A 0.25% change in the expected asset return assumption would change pension expense by approximately $3 million (but would have no impact on the pension obligation). Beginning in 2024, a treasury futures overlay associated with interest rates is being implemented, intended to be responsive to changing discount rates over time and to retain at least a 90% funded ratio; however, there is no guarantee that the mechanism implemented will achieve these intentions.
Given the recent interest rate environment, and despite escalations that took place earlier in the year, the discount rate applicable to the pension plan decreased from 5.25% (at the end of 2022) to 5.00% as of December 31, 2023. The methodology utilized to determine the discount rate was consistent with prior years. A decrease in the discount rate increases the pension obligation in the current year and expense in the year ahead. During the fourth quarter of 2023, the asset mix was adapted to a balanced portfolio between debt and equity securities. Southwest maintained the return on assets of 6.75% expected over the long term supported by available data. The salary escalation assumption was modestly increased from 3.25% to 3.50% given recent and expected salary changes and market conditions over a longer-term horizon. Southwest plans to substantially decrease its funding in 2024 compared to historical funding levels, which were intended to fund along the trajectory of benefits paid out of the plan. However, Southwest monitors conditions overall, and no less frequently than annually, assesses funding to ensure a funded ratio overall exists for retirees currently receiving benefits and for eligible employees hired before 2022. The pension is approximately 94% funded as of December 31, 2023, and due to the foregoing updated conditions, pension expense is expected to be higher in 2024 (approximately $7 million in total). That amount is higher than in 2023, but substantially lower than in recent earlier years when the discount rate reflected a very low-rate environment. Future years’ expense level movements (up or down) will continue to be greatly influenced by long-term interest rates (and starting in 2024, the related functioning of the treasury interest futures overlay), asset returns, and funding levels.
Goodwill
Goodwill is assessed for impairment annually each October, or more frequently, if events or changes in circumstances indicate an impairment may have occurred before that time. As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative assessment or a quantitative assessment of each of our reporting units based on management’s judgment. Adjustment of values would only occur if conditions of impairment were deemed to be permanent. With respect to our qualitative assessments, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance, when evaluating whether it is more likely than not that the fair values of our reporting units are less than their respective carrying amounts.
For any required quantitative assessments of goodwill, we generally determine the fair value of our reporting units using a weighted combination of the income approach (discounted cash flow model) and market multiple valuation techniques (market guideline transaction and market guideline public company method). Under the discounted cash flow method, we determine fair value based on the estimated future cash flows for each reporting unit, discounted to present value using a risk-adjusted industry weighted average cost of capital, which reflects the overall level of inherent risk for each reporting unit and the rate of return an outside investor would expect to earn. Under the market guideline transaction and market guideline public company methods, we determine the estimated fair value for each reporting unit by applying transaction multiples and public company multiples, respectively, to each reporting unit’s historical and projected results. The transaction multiples are based on observed purchase transactions for similar businesses adjusted for size, volatility, and risk. The public company multiples are based on peer group multiples adjusted for size, volatility, and risk.
The assumptions we use in our quantitative assessments of goodwill (if required), including discount rates, market multiples, and estimates of terminal value, among others, are subject to uncertainty, and declines in the future performance of our reporting units and changing business conditions could result in the recognition of impairment charges, which could be significant. In our quantitative assessments, we generally perform a sensitivity analysis for discount rates and other factors, as applicable.
The Company’s reporting units are the same as its segments for purposes of impairment evaluation. In December 2022, the Company announced the planned sale of MountainWest. The Board determined to sell MountainWest in order to simplify the business. As the consideration to be received for the sale was below the equity interests in MountainWest, the Company recorded held for sale losses, including a pre-tax goodwill impairment loss of $449.6 million in the fourth quarter of 2022. During the first quarter of 2023, the Company identified an approximately $21 million misstatement related to its initial estimation of the loss recorded upon reclassifying MountainWest as an asset held for sale during the year ended December 31, 2022. Consequently, the impairment loss for the year ended December 31, 2022 was understated by that amount, which was corrected in the first quarter of 2023. See Note 15 - Acquisitions and Dispositions for additional information.
In connection with the annual goodwill assessment for 2023, we performed a qualitative impairment assessment of our reporting units, which indicated that the fair value of each reporting unit was greater than its carrying value, including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2023, other than the $21 million for the MountainWest sale, as noted above.
Held for Sale
The Company and Southwest recognize the assets and liabilities of a disposal group as held for sale in the period (i) they have approved and committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions to sell the disposal group have been initiated, (iv) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The disposal group that is classified as held for sale is initially measured at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Upon designation as held for sale, the Company stops recording depreciation expense and assesses the fair value of the disposal group less any costs to sell at each reporting period and until it is no longer classified as held for sale.

In December 2022, the Company entered into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments, which closed on February 14, 2023. The Company determined that MountainWest met the criteria to be characterized as held for sale as of December 31, 2022. See Note 15 - Acquisitions and Dispositions for additional information.
In the first quarter of 2023, the Company and Southwest concluded that certain assets associated with its previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Consolidated Balance Sheets at that time. During 2023, the Company and Southwest recorded total estimated losses of $5.2 million related to the former headquarters based upon an updated fair value less costs to sell, which is recorded in Other income (deductions). The sale was completed in January 2024.
Business Combinations
In accordance with U.S. GAAP, the assets acquired and liabilities assumed in an acquired business are recorded at their estimated fair values on the date of acquisition. The amount of goodwill initially recognized in a business combination is based on the excess of the purchase price of the acquired company over the fair value of the other assets acquired and liabilities assumed. The determination of these fair values requires management to make significant estimates and assumptions. For example, assumptions with respect to the timing and amount of future revenues and expenses associated with an asset are used to determine its fair value, but the actual timing and amount may differ materially, resulting in impairment of the asset’s recorded value. In some cases, the Company engages independent third-party valuation firms to assist in determining the fair values of acquired assets and liabilities assumed. Critical assumptions used to value the trade name and customer relationship intangibles include, but are not limited to, future expected cash flows of the acquired business, trademarks, trade names, customer relationships, technology obsolescence, attrition rates, royalty rates, and discount rates. In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated at the acquisition date. These items are reevaluated quarterly, based upon facts and circumstances that existed at the acquisition date with any adjustments to the preliminary estimates being recorded to goodwill, provided that the Company is within the twelve-month measurement period allowed by authoritative guidance. Subsequent to the measurement period or the final determination of the estimated value of the tax allowance or contingency, changes to these uncertain tax positions and tax-related valuation allowances will affect the provision for income taxes in the Consolidated Statements of Income, and could have a material impact on the Company’s results of operations and financial position. Refer also to Note 15 - Acquisitions and Dispositions.
Certifications
The SEC requires the filing of certifications of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of registrants regarding reporting accuracy, disclosure controls and procedures, and internal control over financial reporting as exhibits to periodic filings. The CEO and CFO certifications for the period ended December 31, 2023 are included as exhibits to this Annual Report on Form 10-K filed with the SEC.
Forward-Looking Statements
This annual report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term maturities or renew credit facilities, to separate from Centuri by means of an IPO or a spin-off from the Company, by sell-down or other means or at all, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, including opportunities believed to be available to Centuri in the utility infrastructure replacement market, the purpose and intentions regarding investment in replacement gas plant infrastructure by Southwest, expectation that customers will continue service once established, the frequency of filing rate cases, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, expectations of a tax-free nature of a separation of Centuri to the Company or its stockholders, the impact of recent Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs and tracking mechanisms or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, mechanisms, or other mechanisms and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested, stipulated or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under an at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the suspension or lifted moratorium on late fees or service disconnection or escalation in customer rates or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, or to engage Centuri or its competitors for new or replacement work, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, including impacts to rate base or otherwise from IRS gas industry guidelines and the safe harbor method related to tax repairs, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts, including related to the treasury futures overlay mechanism, plan modifications, or other conditions, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather on Centuri’s operations, projections about acquired business’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the result of productivity inefficiencies from regulatory requirements, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing, form, and ability of management to successfully consummate the Centuri separation, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, including any impacts from separation deployment or partial separation or any other change impacting aggregation of reporting units in assessing goodwill for impairment, evaluations of other intangible assets, and of optimization initiatives or deployments or uncompleted deployments thereof. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2023.
All forward-looking statements in this annual report are made as of the date hereof, based on information available to the Company and Southwest as of the date hereof, and the Company and Southwest assume no obligation to update or revise any of their forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. We caution you to not rely unduly on any forward-looking statement(s).

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest has historically entered short duration (generally one year or less) fixed-price contracts for its California rate jurisdictions, as well as variable-price contracts (firm and spot) for all its rate jurisdictions. Southwest has experienced price volatility over the past several years and such volatility could continue into 2024 and beyond.
Southwest is protected financially from commodity price risk by deferred energy or purchased gas adjustment (collectively “PGA”) mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest can either refund amounts over-collected, or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest has historically utilized a Volatility Mitigation Program attempting to further reduce price volatility for its California rate jurisdiction customers. During 2023, Southwest continued to fix the price on a portion of its California natural gas portfolios using fixed-price contracts. Southwest does not currently plan to make fixed-price term or swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions, and will monitor conditions and otherwise work collaboratively with regulators to address any changes to these plans.
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
Similarly, Southwest has in place ongoing infrastructure replacement protocol for certain pipe replacement activity. These programs are designed to mitigate the financial attrition associated with pipe replacement activity between rate cases by providing for the recovery of and return on expenditures. The programs have included the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and Customer-Owned Yard Lines, in addition to the conversion of master-metered mobile home parks to individually metered mobile homes. More recently, Southwest has proposed the SIB mechanism in the pending Arizona general rate case. It is not assured that currently approved programs will continue to be supported in future regulatory proceedings, nor that requested programs will be approved.

Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risks for the Company are the risk of increasing interest rates on variable-rate obligations and the risk of increasing interest rates between the time of an anticipated debt offering and the time of actual issuance. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate tax-exempt Industrial Development Revenue Bonds (“IDRBs”) are tracked and recovered from customers through a variable interest expense recovery mechanism, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs. The following table represents the variable rate debt as of December 31, 2023 and 2022 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2023 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2022 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest	$50.0	$0.50	$325.0	$3.25
Centuri	1,071.4	10.71	1,090.5	10.91
Corporate	628.5	6.29	1,320.2	13.20
Total Southwest Gas Holdings, Inc.	$1,749.9	$17.50	$2,735.7	$27.36
(1) Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian Dollar) to our reporting currency (the U.S. Dollar) for consolidation purposes. During 2023, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and reports are included in Item 8.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Southwest Gas Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Reports on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $18 million as of December 31, 2023. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
The principal considerations for our determination that performing procedures relating to regulatory assets and liabilities is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) obtaining the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities; and (iii) testing regulatory assets and liabilities on a sample basis, based on the provisions and formulas outlined in rate orders and other regulatory correspondence.
/s/PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 28, 2024
We have served as the Company’s or its predecessor’s auditor since 2002.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Southwest Gas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southwest Gas Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $18 million as of December 31, 2023. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
The principal considerations for our determination that performing procedures relating to regulatory assets and liabilities is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, refund of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) obtaining the Company’s correspondence with regulators; (ii) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and refund of regulatory liabilities; and (iii) testing regulatory assets and liabilities on a sample basis, based on the provisions and formulas outlined in rate orders and other regulatory correspondence.
/s/PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 28, 2024
We have served as the Company’s auditor since 2002.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)

	December 31,
	2023	2022
ASSETS
Regulated operations plant:
Gas plant	$10,140,362	$9,453,907
Less: accumulated depreciation	(2,822,669)	(2,674,157)
Construction work in progress	200,549	244,750
Net regulated operations plant	7,518,242	7,024,500
Other property and investments, net	1,266,340	1,281,172
Current assets:
Cash and cash equivalents	106,536	123,078
Accounts receivable, net of allowances	886,549	866,246
Accrued utility revenue	93,000	88,100
Income taxes receivable, net	1,935	8,738
Deferred purchased gas costs	552,885	450,120
Prepaid and other current assets	218,832	433,850
Current assets held for sale	21,377	1,737,530
Total current assets	1,881,114	3,707,662
Noncurrent assets:
Goodwill	789,729	787,250
Deferred income taxes	463	82
Deferred charges and other assets	414,008	395,948
Total noncurrent assets	1,204,200	1,183,280
Total assets	$11,869,896	$13,196,614

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized – 120,000,000 shares; issued and outstanding – 71,563,750 and 67,119,143 shares)	$73,194	$68,749
Additional paid-in capital	2,541,790	2,287,183
Accumulated other comprehensive loss, net	(43,787)	(44,242)
Retained earnings	738,839	747,069
Total Southwest Gas Holdings, Inc. equity	3,310,036	3,058,759
Redeemable noncontrolling interests	104,667	159,349
Long-term debt, less current maturities	4,609,838	4,403,299
Total capitalization	8,024,541	7,621,407
Commitments and contingencies (Note 10)
Current liabilities:
Current maturities of long-term debt	42,552	44,557
Short-term debt	628,500	1,542,806
Accounts payable	346,907	662,090
Customer deposits	48,460	51,182
Income taxes payable, net	817	2,690
Accrued general taxes	58,053	67,094
Accrued interest	36,605	38,556
Other current liabilities	522,953	369,743
Current liabilities held for sale	—	644,245
Total current liabilities	1,684,847	3,422,963
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	752,997	682,067
Accumulated removal costs	458,000	445,000
Other deferred credits and other long-term liabilities	949,511	1,025,177
Total deferred income taxes and other credits	2,160,508	2,152,244
Total capitalization and liabilities	$11,869,896	$13,196,614
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating revenues:
Regulated operations revenues	$2,534,696	$2,199,682	$1,521,790
Utility infrastructure services revenues	2,899,276	2,760,327	2,158,661
Total operating revenues	5,433,972	4,960,009	3,680,451
Operating expenses:
Net cost of gas sold	1,253,269	799,060	430,907
Operations and maintenance	544,082	636,766	473,146
Depreciation and amortization	440,908	470,455	371,041
Taxes other than income taxes	88,751	93,383	80,343
Utility infrastructure services expenses	2,617,402	2,529,318	1,955,467
Goodwill impairment and loss on sale	71,230	455,425	—
Total operating expenses	5,015,642	4,984,407	3,310,904
Operating income (loss)	418,330	(24,398)	369,547
Other income and (expenses):
Net interest deductions	(292,286)	(242,750)	(119,198)
Other income (deductions)	71,305	(6,189)	(3,499)
Total other income and (expenses)	(220,981)	(248,939)	(122,697)
Income (loss) before income taxes	197,349	(273,337)	246,850
Income tax expense (benefit)	41,832	(75,653)	39,648
Net income (loss)	155,517	(197,684)	207,202
Net income attributable to noncontrolling interests	4,628	5,606	6,423
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$150,889	$(203,290)	$200,779
Earnings (loss) per share:
Basic	$2.13	$(3.10)	$3.39
Diluted	$2.13	$(3.10)	$3.39
Weighted average shares:
Basic	70,787	65,558	59,145
Diluted	70,990	65,558	59,259
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$155,517	$(197,684)	$207,202
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	(2,423)	3,099	44,974
Amortization of prior service cost	133	133	729
Amortization of net actuarial loss	1,014	26,461	33,894
Regulatory adjustment	(1,011)	(21,457)	(67,027)
Net defined benefit pension plans	(2,287)	8,236	12,570
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	416	1,652
Net forward-starting interest rate swaps	—	416	1,652
Foreign currency translation adjustments	2,742	(6,133)	20
Total other comprehensive income (loss), net of tax	455	2,519	14,242
Comprehensive income (loss)	155,972	(195,165)	221,444
Comprehensive income attributable to noncontrolling interests	4,628	5,606	6,423
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$151,344	$(200,771)	$215,021
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$155,517	$(197,684)	$207,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	440,908	470,455	371,041
Impairment of assets and other charges	71,230	455,425	—
Deferred income taxes	56,771	(72,048)	61,212
Gains on sale of property and equipment	(4,683)	(7,865)	(6,906)
Changes in undistributed stock compensation	8,079	9,446	9,294
Equity AFUDC	(1,951)	(465)	—
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(22,583)	(193,775)	(51,554)
Accrued utility revenue	(4,900)	(3,200)	(2,500)
Deferred purchased gas costs	(117,770)	(147,215)	(343,728)
Accounts payable	(286,161)	293,909	50,426
Accrued taxes	(2,302)	17,929	(6,725)
Other current assets and liabilities	304,110	(207,853)	(89,209)
Changes in deferred charges and other assets	(10,444)	16,886	(13,541)
Changes in other liabilities and deferred credits	(76,610)	(26,485)	(73,629)
Net cash provided by operating activities	509,211	407,460	111,383
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(872,521)	(859,421)	(715,626)
Acquisition of businesses, net of cash acquired	—	(18,809)	(2,354,260)
Proceeds from the sale of business, net of cash sold	1,022,483	—	—
Changes in customer advances	(8,905)	21,506	15,974
Other	9,909	17,822	18,256
Net cash provided by (used in) investing activities	150,966	(838,902)	(3,035,656)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	251,759	461,828	213,641
Centuri distribution to redeemable noncontrolling interest	(39,894)	(39,649)	—
Dividends paid	(174,574)	(160,563)	(138,222)
Issuance of long-term debt, net	1,044,861	1,067,805	1,660,696
Retirement of long-term debt	(248,328)	(499,914)	(452,664)
Change in long-term credit facility and commercial paper	(50,000)	(80,000)	(20,000)
Issuance of short-term debt	450,000	—	1,850,000
Other changes in short-term debt	(1,916,748)	(366,193)	(48,000)
Withholding remittance – share-based compensation	(1,990)	(2,662)	(1,264)
Other, including principal payments on finance leases	(15,881)	(24,172)	(729)
Net cash provided by (used in) financing activities	(700,795)	356,480	3,063,458
Effects of currency translation on cash and cash equivalents	273	(854)	160
Change in cash and cash equivalents	(40,345)	(75,816)	139,345
Change in cash and cash equivalents included in current assets held for sale	23,803	(23,803)	—
Cash and cash equivalents at beginning of period	123,078	222,697	83,352
Cash and cash equivalents at end of period	$106,536	$123,078	$222,697
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$282,626	$219,825	$104,352
Income taxes paid, net	$9,365	$12,001	$4,208
 The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Common stock shares
Beginning balances	67,119	60,422	57,193
Common stock issuances	4,445	6,697	3,229
Ending balances	71,564	67,119	60,422
Common stock amount
Beginning balances	$68,749	$62,052	$58,823
Common stock issuances	4,445	6,697	3,229
Ending balances	73,194	68,749	62,052
Additional paid-in capital
Beginning balances	2,287,183	1,824,216	1,609,155
Common stock issuances	254,557	462,967	219,298
Promissory notes in association with redeemable noncontrolling interest	50	—	(4,237)
Ending balances	2,541,790	2,287,183	1,824,216
Accumulated other comprehensive loss
Beginning balances	(44,242)	(46,761)	(61,003)
Foreign currency exchange translation adjustment	2,742	(6,133)	20
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	(2,287)	8,236	12,570
FSIRS amounts reclassified to net income, net of tax	—	416	1,652
Ending balances	(43,787)	(44,242)	(46,761)
Retained earnings
Beginning balances	747,069	1,114,313	1,067,978
Net income (loss)	150,889	(203,290)	200,779
Redemption value adjustments	19,366	3,325	(12,016)
Dividends declared	(178,485)	(167,279)	(142,428)
Ending balances	738,839	747,069	1,114,313
Total equity ending balances	$3,310,036	$3,058,759	$2,953,820
Dividends declared per common share	$2.48	$2.48	$2.38
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,
	2023	2022
ASSETS
Regulated operations plant:
Gas plant	$10,140,362	$9,453,907
Less: accumulated depreciation	(2,822,669)	(2,674,157)
Construction work in progress	200,549	244,750
Net regulated operations plant	7,518,242	7,024,500
Other property and investments, net	152,658	169,397
Current assets:
Cash and cash equivalents	71,154	51,823
Accounts receivable, net of allowance	269,195	234,081
Accrued utility revenue	93,000	88,100
Income taxes receivable, net	26	103
Deferred purchased gas costs	552,885	450,120
Receivable from parent	—	2,130
Prepaid and other current assets	188,138	401,789
Current assets held for sale	21,376	—
Total current assets	1,195,774	1,228,146
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	390,742	370,483
Total noncurrent assets	401,897	381,638
Total assets	$9,268,571	$8,803,681

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,156,577	1,622,969
Accumulated other comprehensive loss, net	(40,548)	(38,261)
Retained earnings	1,018,474	935,355
Total equity	3,183,615	2,569,175
Long-term debt, less current maturities	3,501,543	3,251,296
Total capitalization	6,685,158	5,820,471
Commitments and contingencies (Note 10)
Current liabilities:
Short-term debt	—	225,000
Accounts payable	215,744	497,046
Customer deposits	48,460	51,182
Accrued general taxes	58,053	67,094
Accrued interest	34,955	29,569
Payable to parent	1,711	—
Other current liabilities	271,899	150,817
Total current liabilities	630,822	1,020,708
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	749,836	683,948
Accumulated removal costs	458,000	445,000
Other deferred credits and other long-term liabilities	744,755	833,554
Total deferred income taxes and other credits	1,952,591	1,962,502
Total capitalization and liabilities	$9,268,571	$8,803,681
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
Regulated operations revenues	$2,499,564	$1,935,069	$1,521,790
Operating expenses:
Net cost of gas sold	1,246,901	789,216	430,907
Operations and maintenance	511,646	491,928	438,550
Depreciation and amortization	295,462	263,043	253,398
Taxes other than income taxes	87,261	83,197	80,343
Total operating expenses	2,141,270	1,627,384	1,203,198
Operating income	358,294	307,685	318,592
Other income and (expenses):
Net interest deductions	(149,830)	(115,880)	(97,560)
Other income (deductions)	70,661	(6,884)	(4,559)
Total other income and (expenses)	(79,169)	(122,764)	(102,119)
Income before income taxes	279,125	184,921	216,473
Income tax expense	36,899	30,541	29,338
Net income	$242,226	$154,380	$187,135
The accompanying notes are an integral part of these statements.

 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
Net income	$242,226	$154,380	$187,135
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	(2,423)	3,099	44,974
Amortization of prior service cost	133	133	729
Amortization of net actuarial loss	1,014	26,461	33,894
Regulatory adjustment	(1,011)	(21,457)	(67,027)
Net defined benefit pension plans	(2,287)	8,236	12,570
Forward-starting interest rate swaps (“FSIRS”):
Amounts reclassified into net income	—	416	1,652
Net forward-starting interest rate swaps	—	416	1,652
Total other comprehensive income (loss), net of tax	(2,287)	8,652	14,222
Comprehensive income	$239,939	$163,032	$201,357
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31,
	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$242,226	$154,380	$187,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,462	263,043	253,398
Deferred income taxes	66,611	42,387	53,237
Gain on sale of property	(136)	(1,503)	—
Changes in undistributed stock compensation	4,877	5,776	6,392
Equity AFUDC	(1,869)	—	—
Changes in current assets and liabilities:
Accounts receivable, net of allowances	(35,114)	(64,414)	(22,806)
Accrued utility revenue	(4,900)	(3,200)	(2,500)
Deferred purchased gas costs	(102,765)	(158,975)	(343,728)
Accounts payable	(260,403)	243,276	57,764
Accrued taxes	(8,964)	21,754	7,753
Other current assets and liabilities	311,593	(188,737)	(70,271)
Changes in deferred charges and other assets	(38,975)	(1,694)	(28,743)
Changes in other liabilities and deferred credits	(76,098)	(27,690)	(72,386)
Net cash provided by operating activities	391,545	284,403	25,245
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(762,081)	(683,131)	(601,983)
Changes in customer advances	(8,905)	21,506	15,973
Other	414	6,917	(32)
Net cash used in investing activities	(770,572)	(654,708)	(586,042)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	530,000	—	202,583
Dividends paid	(150,900)	(122,200)	(111,400)
Issuance of long-term debt, net	297,759	891,663	297,318
Retirement of long-term debt	—	(275,000)	—
Change in long-term credit facility and commercial paper	(50,000)	(80,000)	(20,000)
Issuance of short-term debt	450,000	—	250,000
Other changes in short-term debt	(675,000)	(25,000)	(57,000)
Withholding remittance – share-based compensation	(1,776)	(2,569)	(1,263)
Other	(1,725)	(3,457)	(1,820)
Net cash provided by financing activities	398,358	383,437	558,418
Change in cash and cash equivalents	19,331	13,132	(2,379)
Cash and cash equivalents at beginning of period	51,823	38,691	41,070
Cash and cash equivalents at end of period	$71,154	$51,823	$38,691
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$139,747	$107,980	$90,240
Income taxes paid (received), net	$—	$5	$(13,529)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Common stock shares
Beginning and ending balances	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	1,622,969	1,618,911	1,410,345
Share-based compensation	3,608	4,058	5,983
Contributions from Southwest Gas Holdings, Inc.	530,000	—	202,583
Ending balances	2,156,577	1,622,969	1,618,911
Accumulated other comprehensive loss
Beginning balances	(38,261)	(46,913)	(61,135)
Net actuarial gain (loss) arising during period, less amortization of unamortized benefit plan cost, net of tax	(2,287)	8,236	12,570
FSIRS amounts reclassified to net income, net of tax	—	416	1,652
Ending balances	(40,548)	(38,261)	(46,913)
Retained earnings
Beginning balances	935,355	906,827	835,146
Net income	242,226	154,380	187,135
Share-based compensation	(507)	(852)	(854)
Dividends declared to Southwest Gas Holdings, Inc.	(158,600)	(125,000)	(114,600)
Ending balances	1,018,474	935,355	906,827
Total Southwest Gas Corporation equity ending balances	$3,183,615	$2,569,175	$2,527,937
The accompanying notes are an integral part of these statements.

Note 1 - Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. This is a combined annual report of Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) and Southwest Gas Corporation and its subsidiaries (“Southwest” or the “natural gas distribution” segment). The notes to the consolidated financial statements apply to both entities. Southwest Gas Holdings, Inc., a Delaware corporation, is a holding company, owning all of the shares of common stock of Southwest, all of the shares of common stock of Centuri Group, Inc. (“Centuri” or the “utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest” or the “pipeline and storage” segment).
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest transaction closed on February 14, 2023.
As part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri and has continued to undertake significant efforts toward a near-term separation, including submitting a confidential draft registration statement on Form S-1 to the U.S. Securities and and Exchange Commission (the “SEC”). See Note 15 - Acquisitions and Dispositions for additional information.
On November 21, 2023, the Company and the Icahn Group entered into an Amended and Restated Cooperation Agreement (the “Agreement”), which amended, restated, superseded, and replaced in its entirety the Amended and Restated Cooperation Agreement entered into as of October 24, 2022. Among other things, the Agreement provides for the nomination of the Icahn Designees for election at the Company's 2024 annual meeting of stockholders, the extension of the standstill restrictions on the Icahn Group through the Company's 2024 annual meeting of stockholders, subject to certain restrictions and exceptions, and subject to certain ownership thresholds by the Icahn Group and the approval by the Board’s Strategic Transactions Committee, certain aspects of the corporate structure and conduct of the first annual meeting of any independent, publicly traded company resulting from a separation of the Company's businesses.
On November 3, 2023, the Board authorized a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, $1 par value per share, of the Company to stockholders on record at the close of business on November 17, 2023. The description and terms of the Rights are set forth in a Tax-Free Spin Protection Plan, dated as of November 5, 2023 (as may be amended from time to time, the “Plan”), between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company (the “Series A Preferred”), at a purchase price of $300.00 per one ten-thousandth of a share of Series A Preferred, subject to adjustment. The Rights have a de minimis fair value and will expire in accordance with the provisions of the Plan.
By adopting the Plan, the Board is seeking to preserve the Company’s ability to effectuate a separation of Centuri Holdings, Inc., a wholly owned subsidiary of the Company formed for purposes of completing the separation (“Centuri Holdings”) (the “Spin-Off Transaction”) that would be tax-free to the Company (the “Tax-Free Status”). While the Company intends that any Spin-Off Transaction, if effected, would qualify as a tax-free transaction to the Company’s stockholders, the ability to effect a spin-off that is tax-free to the Company (as opposed to its stockholders) could be lost if certain stock purchases (including by existing or new holders in the open market) are treated as part of a plan pursuant to which one or more persons directly or indirectly acquire a 50% or greater interest in the Company (a “355 Ownership Change”) within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. The Company believes that there is minimal capacity for changes in the ownership of its stock before a 355 Ownership Change could occur. The Plan is intended to restrict acquisitions of Company stock that could cause a 355 Ownership Change and could impair the Company’s ability to effectuate a Spin-Off Transaction that has Tax-Free Status. The Board believes it is in the best interest of the Company and its stockholders to preserve the Company’s ability to effectuate a Spin-Off Transaction with Tax-Free Status. The Plan has not been triggered as of December 31, 2023.
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
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the United States (“U.S.”) and Canada. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. Centuri operates in the U.S. primarily as NPL Construction Co. (“NPL”), New England Utility Constructors, Inc. (“Neuco”), Linetec Services, LLC (“Linetec”), and Riggs Distler & Company, Inc. (“Riggs Distler”), and in Canada, primarily as NPL Canada Ltd. (“NPL Canada”). Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
Basis of Presentation. The Company follows accounting principles generally accepted in the United States (“U.S. GAAP”) in accounting for all of its businesses. Unless specified otherwise, all amounts are in U.S. dollars. Accounting for regulated operations conforms with U.S. GAAP as applied to rate-regulated companies and as prescribed by federal agencies and commissions of the various states in which the rate-regulated companies operate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In the first quarter of 2023, management identified a misstatement related to its accounting for the cost of gas sold at Southwest, thereby determining that Net cost of gas sold was overstated in 2021 and 2022 by $2.3 million and $5.7 million, respectively. Southwest made an adjustment in the first quarter of 2023 to reduce Net cost of gas sold and to increase its asset balance for Deferred purchased gas costs by $8 million.
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
Consolidation. The accompanying financial statements (as of and for the periods presented) are presented on a consolidated basis for Southwest Gas Holdings, Inc. and all subsidiaries and Southwest Gas Corporation and all subsidiaries (except those accounted for using the equity method as discussed below). All significant intercompany balances and transactions have been eliminated with the exception of transactions between Southwest and Centuri in accordance with accounting treatment for rate-regulated entities.
Centuri, through its subsidiaries, holds a 50% interest in W.S. Nicholls Western Construction Ltd. (“Western”), a Canadian infrastructure services company that is a variable interest entity. Centuri determined that it is not the primary beneficiary of the entity due to a shared-power structure; therefore, Centuri does not consolidate the entity and has recorded its investment, and results related thereto, using the equity method. The investment in Western, related earnings, and dividends received from Western in 2023 and 2022 were not significant. Centuri’s maximum exposure to loss as a result of its involvement with Western was estimated at $12.4 million as of December 31, 2023.
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
The Company primarily used quoted market prices and other observable market pricing information (exclusive of any purchase accounting adjustments) in valuing cash and cash equivalents, long-term debt outstanding, and assets of the qualified pension plan and the postretirement benefits other than pensions required to be recorded and/or disclosed at fair value. The Company uses prices and inputs that are current as of the measurement date, and recognizes transfers between levels at either the actual date of an event or a change in circumstance that caused the transfer.
Net Regulated Operations Plant. Net regulated operations plant includes gas plant at original cost, less the accumulated provision for depreciation and amortization, plus any unamortized balance of acquisition adjustments. Original cost generally includes contracted services, material, payroll, and related costs such as taxes and certain benefits, general and administrative expenses applicable to construction efforts, and an allowance for funds used during construction, less contributions in aid of construction. Aligned with regulatory treatment, when plant is retired, the cost of such plant, net of any salvage value, is charged to accumulated depreciation. See also Depreciation and Amortization below.
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Consolidated Balance Sheets includes:

	December 31,
(Thousands of dollars)	2023	2022
Net cash surrender value of COLI policies	$146,546	$136,245
Other property	6,112	33,152
Total Southwest Gas Corporation	152,658	169,397
Non-regulated property, equipment, and intangibles	1,752,094	1,677,218
Non-regulated accumulated provision for depreciation and amortization	(675,632)	(596,518)
Other property and investments	37,220	31,075
Total Southwest Gas Holdings, Inc.	$1,266,340	$1,281,172
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
Intangible Assets. Intangible assets (other than goodwill) are amortized using the straight-line method to reflect the pattern of economic benefits consumed over the estimated periods benefited. The recoverability of intangible assets is evaluated when events or circumstances indicate that a revision of estimated useful lives is warranted or that an intangible asset may be impaired. These intangible assets are included in Other property and investments on the Company’s Consolidated Balance Sheets. Centuri’s intangible assets (other than goodwill) have finite lives and are associated with businesses previously acquired. The balances at December 31, 2023 and 2022, respectively, were as follows:

	December 31, 2023
(Thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$392,512	$(85,212)	$307,300
Trade names and trademarks	79,408	(17,660)	61,748
Total	$471,920	$(102,872)	$369,048

	December 31, 2022
Customer relationships	$391,758	$(63,509)	$328,249
Trade names and trademarks	79,277	(12,278)	66,999
Total	$471,035	$(75,787)	$395,248
Collective amortization expense for these acquired intangible assets for the years ended December 31, 2023, 2022, and 2021 was $26.7 million, $29.8 million, and $17.3 million, respectively. The weighted-average amortization periods for customer relationships and trade names and trademarks are 19 years and 15 years, respectively.

The estimated future amortization of the above intangible assets for the next five years and thereafter is as follows:

(Thousands of dollars)
2024	$26,736
2025	26,723
2026	26,499
2027	26,126
2028	25,809
Thereafter	237,155
Total	$369,048
See Note 2 - Regulated Operations Plant and Leases for additional information regarding natural gas distribution intangible assets.
Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, money market funds, and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates fair value. Cash and cash equivalents of the Company include $48.9 million and $29.7 million of money market fund investments at December 31, 2023 and 2022, respectively. Of these amounts, $38.6 million and $17.6 million at December 31, 2023 and 2022, respectively, were held by Southwest. The money market fund investments were acquired and are generally redeemable at their net asset value.
Noncash investing activities for the Company and Southwest include capital expenditures that were not yet paid as of year end, thereby remaining in accounts payable, the amounts related to which decreased by approximately $17.1 million and $20.9 million, for the Company and Southwest, respectively during the year ended December 31, 2023; increased $23.4 million and $19.7 million, for the Company and Southwest, respectively, during the year ended December 31, 2022; and, increased $15.5 million and $13.9 million, for the Company and Southwest, respectively, during the year ended December 31, 2021. Additionally for Southwest, noncash investing activities include customer advances applied as contributions toward utility construction activity, and such amounts were not significant for the periods presented herein. Also, see Note 2 - Regulated Operations Plant and Leases for information related to right-of-use (“ROU”) assets obtained in exchange for lease liabilities, which are noncash investing and financing activities. ROU assets and lease liabilities are also subject to noncash impacts as a result of other factors, such as lease terminations and modifications.
The Other change in short-term debt as presented on the Company’s and Southwest’s Consolidated Statements of Cash Flows is comprised of repayments of short-term debt and changes in the current portion of credit facilities.
Income Taxes. The asset and liability method of accounting is utilized for the recognition of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For regulatory and financial reporting purposes, investment tax credits (“ITC”) related to gas utility operations are deferred and amortized over the life of related fixed assets. As of December 31, 2023, the Company had cumulative book earnings of approximately $94 million in its foreign jurisdiction. Management previously asserted and continues to assert that all the earnings of Centuri’s Canadian subsidiaries will be permanently reinvested in Canada. As a result, no U.S. deferred income taxes have been recorded related to cumulative foreign earnings.
The Financial Accounting Standards Board (the “FASB”) issued guidance to allow an accounting policy election of either (i) treating taxes attributable to future taxable income related to Global Intangible Low-Taxed Income (“GILTI”) as a current period expense when incurred or (ii) recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years. The Company elected to treat GILTI as a current period cost when incurred and has considered the estimated 2023 GILTI impact to its 2023 tax expense, which was immaterial.
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

Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable Southwest to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
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
Prepaid and other current assets. Prepaid and other current assets for Southwest and the Company include, among other things, temporary accruals for unrecovered purchased gas costs of $207 million as of December 31, 2022, with no corresponding asset balance as of December 31, 2023. Final amounts are subject to calculations of Deferred Purchased Gas Costs, and characterized accordingly the following month, once amounts are finalized through the settlement process. Additionally, Southwest had gas pipe materials and operating supplies of $83.4 million and $77.3 million as of December 31, 2023 and 2022, respectively (carried at weighted average cost).
Held for sale. The Company and Southwest recognize, when applicable, the assets and liabilities of a disposal group as held for sale in the period (i) it has approved and committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions to sell the disposal group have been initiated, (iv) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company and Southwest initially measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until closing. Upon designation as held for sale, the Company and Southwest stop recording depreciation expense and assess the fair value of the disposal group less any costs to sell at each reporting period, until it is no longer classified as held for sale. See Note 15 - Acquisitions and Dispositions for information related to the MountainWest assets and liabilities held for sale.
In the first quarter of 2023, the Company and Southwest concluded certain assets associated with its previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Consolidated Balance Sheets in the first quarter of 2023. In 2023, the Company and Southwest recorded an estimated loss of $5.2 million on the assets based upon an updated fair value less costs to sell, which is recorded in Other income (deductions). The sale was completed in January 2024.
Goodwill. As required by U.S. GAAP, goodwill is assessed for impairment annually, or more frequently, if circumstances indicate impairment to the carrying value of goodwill may have occurred. The goodwill impairment analysis was conducted as of October 1st using a qualitative assessment, as permitted by U.S. GAAP. Management of the Company and Southwest considered its reporting units and segments, determining that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. The Company and Southwest determined that it is not more likely than not that the fair values of the Centuri and Southwest reporting units were less than their carrying amounts in either 2023 or 2022, and therefore, no impairment was recorded in either year in regard to these entities.
In regard to MountainWest, a loss was recognized, primarily as a goodwill impairment of $449.6 million in the fourth quarter of 2022. As noted above, an additional $21 million loss was recorded in the first quarter of 2023. See Note 15 - Acquisitions and Dispositions for additional information.
There can also be no assurances that future assessments of remaining goodwill on the Company’s and Southwest’s balance sheets will not result in an impairment; various factors, including the planned separation of Centuri (including any partial sell-down, or series of partial sell-downs, that may occur and result in reassessment of reporting units or other factors that impact the level at which goodwill is assessed), or changes in economic conditions, governmental monetary policies, interest rates, or others, on their own or in combination, could result in the fair value of the related reporting units being lower than their carrying value.

Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in their respective Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
Balance, December 31, 2021	$10,095	$785,058	$795,153
Additional goodwill from Graham County acquisition	1,060	—	1,060
Measurement-period adjustments from Riggs Distler acquisition	—	(1,924)	(1,924)
Foreign currency translation adjustment	—	(7,039)	(7,039)
Balance, December 31, 2022	11,155	776,095	$787,250
Foreign currency translation adjustment	—	2,479	2,479
Balance, December 31, 2023	$11,155	$778,574	$789,729
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payments within the next twelve months, including certain regulatory mechanisms (refer to Note 5 - Regulatory Assets and Liabilities), customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.4 million and $41.6 million of dividends declared as of December 31, 2023 and 2022, respectively. Also included in the balance was $88 million in accrued purchased gas cost, with no corresponding liability balance as of December 31, 2022. See also Deferred Purchased Gas Costs and Prepaid and other current assets above.
Accumulated Removal Costs. Approved regulatory practices allow Southwest to include in depreciation expense a component intended to recover removal costs associated with regulated operations plant retirements. In accordance with the SEC position on presentation of these amounts, management reclassifies estimated removal costs from Accumulated depreciation to Accumulated removal costs within the liabilities section of the Consolidated Balance Sheets. Management regularly updates the estimated accumulated removal costs as amounts fluctuate between periods depending on the level of replacement work performed (and actual cost experience) compared to the estimated cost of removal in rates.
Revenue. See Note 3 - Revenue for information related to revenue recognition for Southwest and Centuri.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest (see Note 13 - Segment Information). The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and Southwest and are not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.
Utility Infrastructure Services Expenses. Centuri’s utility infrastructure services expenses in the Consolidated Statements of Income includes payroll expenses, office and equipment rental costs, subcontractor expenses, training, job-related materials, gains and losses on equipment sales, and professional fees.
Net Cost of Gas Sold. Components of net cost of gas sold include natural gas commodity costs (fixed-price and variable-rate), pipeline capacity/transportation costs, and any actual settled costs of natural gas derivative instruments, where relevant. Also included are the net impacts of PGA deferrals and recoveries, which by their inclusion, result in net cost of gas sold overall that is comparable to amounts included in billed gas operating revenues. Differences between amounts incurred with suppliers, transmission pipelines, etc. and amounts already included in customer rates, are temporarily deferred in PGA accounts pending inclusion in customer rates.
Operations and Maintenance Expense. Operations and maintenance expense includes Southwest’s operating and maintenance costs associated with serving utility customers and maintaining its distribution and transmission systems, uncollectible customer accounts expense, administrative and general salaries and expense, and employee benefits expense excluding relevant non-service cost components (that have been reclassified to Other income (deductions) due to requirements in U.S. GAAP), as well as legal expense (including injuries and damages), professional and other external contracted services, and other business expenses.
Depreciation and Amortization. Regulated operations plant depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which compensate for removal costs (net of salvage value), and retirements, as approved by the appropriate regulatory agency. When plant is retired from service, the original cost of plant, including cost of removal, less salvage, is charged to the accumulated provision for depreciation. See also discussion regarding Accumulated Removal Costs above. Other regulatory assets, including acquisition adjustments, are amortized when appropriate, over time periods authorized by regulators. Non-regulated operations, including utility infrastructure services-related property and equipment, are depreciated on a straight-line method based on the estimated useful lives of the related assets. Costs and gains related to refunding regulated operations debt and debt issuance expenses are deferred and amortized over the weighted-average lives of the new issues and become a component of interest expense.
Allowance for Funds Used During Construction (“AFUDC”). AFUDC represents the cost of both debt and equity funds used to finance regulated operations plant construction. AFUDC is capitalized as part of the cost of regulated operations plant. The debt portion of AFUDC is reported in the Company’s and Southwest’s Consolidated Statements of Income as an offset to Net interest deductions and the equity portion is reported as Other income. Regulated operations plant construction costs, including AFUDC, are recoverable as part of authorized rates through depreciation when completed projects are placed into operation, and general rate relief is requested and granted. AFUDC, disaggregated by type, included in the Company’s and Southwest’s Consolidated Statements of Income are presented in the table below:

(Thousands of dollars)	2023	2022	2021
AFUDC:
Debt portion	$6,851	$3,535	$1,046
Equity portion	1,869	—	—
AFUDC capitalized as part of regulated operations plant	$8,720	$3,535	$1,046
AFUDC rate	6.30%	2.64%	0.96%
AFUDC related to MountainWest includes $86,000 of debt and $465,000 of equity during the year ended December 31, 2022, which is not reflected in the table above. AFUDC related to MountainWest in 2023 was not significant. Debt and equity AFUDC at Southwest were impacted in 2023, 2022, and 2021 by the amount of short-term debt outstanding based on the regulatory formula for each component.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the Consolidated Statements of Income:

(Thousands of dollars)	2023	2022	2021
Southwest Gas Corporation:
Change in COLI policies	$10,100	$(5,400)	$8,800
Interest income	50,757	16,183	5,113
Equity AFUDC	1,869	—	—
Non-service components of net periodic benefit cost	20,387	(751)	(14,021)
Miscellaneous expense	(12,452)	(16,916)	(4,451)
Southwest Gas Corporation – total other income (deductions)	70,661	(6,884)	(4,559)
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(517)	977	(22)
Equity AFUDC	82	465	—
Equity in earnings of unconsolidated investments	868	2,629	226
Miscellaneous income and (expense)	60	(3,113)	863
Corporate and administrative	151	(263)	(7)
Southwest Gas Holdings, Inc. - total other income (deductions)	$71,305	$(6,189)	$(3,499)
Included in the table above is the change in COLI policies (including net death benefits recognized, where relevant). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences.
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which increased from $450 million as of December 31, 2022 to $553 million as of December 31, 2023. In regard to net periodic benefit cost, refer to Note 11 - Pension and Other Postretirement Benefits. Miscellaneous income and (expense) for Southwest in 2023 and 2022 includes a variety of items, including reserves for uncompleted software projects and the reduction in value of Southwest’s previous corporate campus property (discussed above).
Derivatives. In managing its natural gas supply portfolios, Southwest has historically entered into fixed- and variable-price contracts, which qualify as derivatives. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date, no fair value adjustment is required. Southwest does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
Foreign Currency Translation and Transactions. Foreign currency-denominated assets and liabilities of consolidated subsidiaries are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of Other comprehensive income and accumulations thereof within stockholders’ equity. Results of operations of foreign subsidiaries are translated using the monthly weighted-average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in Other income and (expenses) of the Company. Gains and losses resulting from intercompany foreign currency transactions that are of a long-term investment nature are reported in Other comprehensive income, if applicable.
Earnings Per Share. Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income (loss) attributable to Southwest Gas Holdings, Inc. by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance share units and restricted stock units), if dilutive. Unless otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

(In thousands)	2023	2022	2021
Weighted average basic shares	70,787	65,558	59,145
Effect of dilutive securities:
Restricted stock units (1)(2)	203	—	114
Weighted average diluted shares	70,990	65,558	59,259
(1) The number of anti-dilutive restricted stock units for 2022 excluded from the calculation of diluted shares is 157,000.
(2) The number of securities granted for 2023, 2022, and 2021 includes 173,000, 144,000, and 104,000 performance share units, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Recently issued accounting pronouncement that will be effective in 2024:
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update, amongst other amendments, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of the composition of other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The update also extends certain annual disclosures to interim periods, and is effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest’s consolidated financial statements and disclosures.
Recently issued accounting pronouncement that will be effective after 2024:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, amongst other amendments, provides for enhanced income tax information primarily through changes in the rate reconciliation and income taxes paid information. The update is effective for annual periods beginning after December 15, 2024; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest’s disclosures.
Subsequent Events. Management monitors events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued or disclosures to be made, and has reflected them where appropriate.

Note 2 - Regulated Operations Plant and Leases
Net Regulated Operations Plant
Major classes of regulated operations plant (plant previously associated with MountainWest is not included as the MountainWest disposal group was deemed held for sale as of December 31, 2022) and their respective balances as of December 31, 2023 and 2022 were as follows:

	December 31,
(Thousands of dollars)	2023	2022
Gas plant:
Storage	$104,527	$104,218
Transmission	402,591	399,357
Distribution	8,684,949	8,039,793
General	539,188	505,109
Software and software-related intangibles	393,444	389,496
Other	15,663	15,934
	10,140,362	9,453,907
Less: accumulated depreciation and amortization	(2,822,669)	(2,674,157)
Construction work in progress	200,549	244,750
Net regulated operations plant	$7,518,242	$7,024,500
Regulated operations plant depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which are intended to compensate for removal costs (net of salvage value), and retirements, based on the processes of regulatory proceedings and related regulatory commission approvals and/or mandates. In 2023, annual regulated operations depreciation and amortization expense in regard to Southwest averaged 2.6% of the original cost of depreciable and amortizable property, and 2.7% in 2022 and 2021. Transmission and distribution plant are associated with the core natural gas delivery infrastructure, and combined, constitute the majority of gas plant. Annual regulated operations depreciation expense for Southwest averaged approximately 2.2% of the original cost of depreciable transmission and distribution plant during the period 2021 through 2023.
Depreciation and amortization expense on gas plant, including intangibles, was as follows:

(Thousands of dollars)	2023	2022	2021
Depreciation and amortization expense	$256,847	$243,857	$230,245
Included in the figures above is amortization of regulated operations intangibles of $20.5 million, $21 million, and $17.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The amounts above exclude regulatory asset and liability amortization.
Leases
Determinations are made as to whether an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term; lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. When leases do not provide an implicit interest rate, an incremental borrowing rate based on information available at commencement is used in determining the present value of lease payments; an implicit rate, if readily determinable, is used. Lease terms utilized in the computations may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. When lease agreements include non-lease components, they are included with the lease component and accounted for as a single component, for all asset classes. Southwest has no significant operating, finance, or short-term leases.
Centuri has operating and finance leases for corporate and field offices, construction equipment, and transportation vehicles. Centuri is currently not a lessor in any significant lease arrangements. Centuri’s leases have remaining lease terms of up to 15 years. Some of these include options to extend the leases, generally for optional terms of up to 5 years, and some include options to terminate the leases within 1 year. Centuri’s equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the current operating environment and have not been included in consideration of lease payments. Short-term leases were not recorded on the balance sheet under the provisions of ASC 842, as permitted. Due to the seasonality of

Centuri’s business, expense for short-term leases will fluctuate throughout the year with higher expense incurred during the warmer months. Executed lease agreements that had not yet commenced were insignificant as of December 31, 2023.
The components of lease expense for Centuri were as follows:

(Thousands of dollars)	2023	2022	2021
Operating lease cost	$22,162	$17,881	$15,279

Finance lease cost:
Amortization of ROU assets	7,780	7,702	2,138
Interest on lease liabilities	1,680	1,520	278
Total finance lease cost	9,460	9,222	2,416
Short-term lease cost	122,333	120,339	103,800
Total lease cost	$153,955	$147,442	$121,495
Supplemental cash flow information related to Centuri leases for the years ended December 31, 2023, 2022, and 2021 was as follows:

(Thousands of dollars)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,908	$16,725	$14,669
Operating cash flows from finance leases	1,680	1,520	278
Financing cash flows from finance leases	12,113	11,985	3,547

ROU assets obtained in exchange for lease obligations:
Operating leases	$50,173	$22,653	$11,597
Finance leases	1,625	28,861	3,332

Supplemental information related to Centuri leases, including location in the Consolidated Balance Sheets, is as follows:

(Thousands of dollars)	December 31,
	2023	2022
Operating leases:
Other property and investments	$118,448	$85,270

Other current liabilities	$19,363	$13,863
Other deferred credits and other long-term liabilities	105,215	77,119
Total operating lease liabilities	$124,578	$90,982

Finance leases:
Other property and investments	$43,525	$51,313

Other current liabilities	$11,370	$12,028
Other deferred credits and other long-term liabilities	24,334	34,238
Total finance lease liabilities	$35,704	$46,266

Weighted average remaining lease term (in years)
Operating leases	7.45	6.66
Finance leases	3.64	4.33

Weighted average discount rate
Operating leases	4.88%	4.06%
Finance leases	4.02%	3.95%
The following is a schedule of maturities of Centuri lease liabilities as of December 31, 2023:

(Thousands of dollars)	Operating Leases	Finance Leases
2024	$24,930	$12,674
2025	21,634	10,242
2026	19,201	7,651
2027	18,192	5,763
2028	15,916	1,728
Thereafter	49,120	748
Total lease payments	148,993	38,806
Less imputed interest	24,415	3,102
Total	$124,578	$35,704
Note 3 - Revenue
The following information about the Company’s revenues is presented by segment. Southwest encompasses the natural gas distribution segment and Centuri encompasses the utility infrastructure services segment.
Natural Gas Distribution Segment:
Southwest recognizes revenue when it satisfies its performance by transferring gas to the customer. Revenues also include the net impacts of margin tracker/decoupling accruals based on criteria in U.S. GAAP for rate-regulated entities associated with alternative revenue programs. Revenues from customer arrangements and from alternative revenue programs are described below.
Southwest acts as an agent for state and local taxing authorities in the collection and remittance of a variety of taxes, including sales and use taxes and surcharges. These taxes are not included in Regulated operations revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.

Southwest generally offers two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to many types of customers (primarily residential) under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of state commissions and the Federal Energy Regulatory Commission (the “FERC”). Southwest provides both the commodity and the related distribution service to nearly all of its approximate 2.2 million customers, and only several hundred customers (who are eligible to secure their own gas) subscribe to transportation-only service. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of performance obligations of Southwest. The amount billable via regulated rates (both volumetric and fixed monthly rates as part of rate design) corresponds to the value to the customer, and management believes that the amount billable (amount Southwest has the right to invoice) is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are restricted from being billed due only to the passage of time and therefore are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date, and customers can generally terminate service at will.
Transportation-only service is also governed by tariff rate provisions. Transportation-only service is generally only available to very large customers under requirements of Southwest’s various tariffs. With this service, customers secure their own gas supply and Southwest provides transportation services to move the customer-supplied gas to the intended location. Southwest concluded that transportation/transmission service is suitable to an “over time” recognition model. Rate structures under Southwest’s regulation for transportation customers include a combination of volumetric charges and monthly “fixed” charges (including charges commonly referred to as capacity charges, demand charges, or reservation charges) as part of the rate design of regulated jurisdictions. These types of fixed charges represent a separate performance obligation associated with standing ready over the period of the month to deliver quantities of gas, regardless of whether the customer takes delivery of any quantity of gas. The performance obligations under these circumstances are satisfied over the course of the month under an output measure of progress based on time, which correlates to the period for which the charges are eligible to be invoiced.
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
As indicated above, revenues also include the net impacts of margin tracker/decoupling accruals. All of Southwest’s service territories have decoupled rate structures (also referred to as alternative revenue programs) that are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin. The primary alternative revenue programs involve permissible adjustments for differences between stated tariff benchmarks and amounts billed through revenue from contracts with customers via existing rates. Such adjustments are recognized monthly in revenue and in the associated regulatory asset/liability accounts in advance of rate adjustments intended to collect or return amounts recognized. Revenues recognized for the adjustment to the benchmarks noted are required to be presented separately from revenues from contracts with customers, and as such, are provided below and identified as related to alternative revenue programs (which excludes recoveries from customers).

Southwest’s operating revenues included on the Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below disaggregated by customer type, in addition to other categories of revenue:

	December 31,
(Thousands of dollars)	2023	2022	2021
Residential	$1,725,223	$1,324,794	$1,035,612
Small commercial	513,366	378,520	270,214
Large commercial	117,973	85,234	57,371
Industrial/other	75,219	50,894	42,313
Transportation	104,298	100,642	92,240
Revenue from contracts with customers	2,536,079	1,940,084	1,497,750
Alternative revenue program revenues (deferrals)	(52,365)	(18,478)	13,181
Other revenues (a)	15,850	13,463	10,859
Total Regulated operations revenues	$2,499,564	$1,935,069	$1,521,790
(a) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Utility Infrastructure Services Segment:
During 2023, Utility infrastructure services segment management, in connection with Centuri’s planned separation, changed its service type revenue classification to align with changes in its organization structure, and as a result, prior year “other” revenue has been recast into gas infrastructure services or electric power infrastructure services to reflect these changes, with no impact to revenue overall. The majority of Centuri contracts are performed under unit-price contracts. Generally, these contracts state prices per unit of installation. Typical installations are accomplished in a few weeks or less. Revenues are recorded as installations are completed. Revenues are recorded for long-term fixed-price contracts in a pattern that reflects the transfer of control of promised goods and services to the customer over time. The amount of revenue recognized on fixed-price contracts is based on costs expended to date relative to anticipated final contract costs (a method of recognition based on inputs). Some unit-price contracts contain caps that if encroached, trigger revenue and loss recognition similar to a fixed-price contract model.
Centuri is required to collect taxes imposed by various governmental agencies on the work performed for its customers. These taxes are not included in Utility infrastructure services revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.
Centuri derives revenue from the installation, replacement, repair, and maintenance of energy distribution systems. Centuri has operations in the U.S. and Canada. The primary focus of Centuri operations is replacement of natural gas distribution pipe and electric service lines, as well as new infrastructure installations. In addition, Centuri performs certain industrial construction activities for various customers and industries. Centuri has two types of agreements with its customers: master services agreements (“MSAs”) and bid contracts. Most of Centuri’s customers supply many of their own materials in order for Centuri to complete its work under the contracts.
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
Centuri’s MSA and bid contracts are characterized as either fixed-price contracts or unit-price contracts for revenue recognition purposes. The cost-to-cost input method is used to measure progress towards the satisfaction of a performance obligation for fixed-price contracts. Input methods result in the recognition of revenue based on the entity’s expended effort toward satisfaction of the performance obligation relative to the total expected effort to satisfy it in full. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation (based on the completion of each unit that is required under the contract).
Actual revenues and project costs can vary, sometimes substantially, from previous estimates due to changes in a variety of factors, including unforeseen circumstances. These factors, along with other risks inherent in performing fixed-price contracts may cause actual revenues and gross profit for a project to differ from previous estimates, and could result in reduced profitability or losses on projects. Changes in these factors may result in revisions to costs and earnings, the impacts for which are recognized in the period in which the changes are identified. Once identified, these types of conditions continue to be evaluated for each project throughout the project term, and ongoing revisions in management’s estimates of contract value, cost, and profit are recognized as necessary in the period determined.
Centuri categorizes work performed under MSAs and bid contracts into three primary service types: gas construction, electrical construction, and other construction. Gas construction includes work involving previously existing gas pipelines and the installation of new pipelines or service lines. Electrical construction includes work involving installation and maintenance of transmission and distribution lines, including storm restoration services. Other construction includes all other work and can include industrial and water utility services.
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
Change orders involve the modification in scope, price, or both to the current contract, requiring approval by both parties. The existing terms of the contract continue to be accounted for under the current contract until such time as a change order is approved. Once approved, the change order is either treated as a separate contract or as part of the existing contract, as appropriate under the circumstances. When the scope is agreed upon in the change order but not the price, Centuri estimates the change to the transaction price.
The following tables display Centuri’s revenue from contracts with customers disaggregated by service type and contract type:

	December 31,
(Thousands of dollars)	2023	2022	2021
Service Types:
Gas infrastructure services	$1,549,152	$1,630,911	$1,511,326
Electric power infrastructure services	1,307,033	1,095,350	581,939
Other	43,091	34,066	65,396
Total Utility infrastructure services revenues	$2,899,276	$2,760,327	$2,158,661

	December 31,
(Thousands of dollars)	2023	2022	2021
Contract Types:
Master services agreement	$2,388,688	$2,342,220	$1,652,978
Bid contract	510,588	418,107	505,683
Total Utility infrastructure services revenues	$2,899,276	$2,760,327	$2,158,661

Unit-price contracts	$1,570,356	$1,608,131	$1,369,082
Fixed-price contracts	673,605	498,039	267,742
Time and materials contracts	655,315	654,157	521,837
Total Utility infrastructure services revenues	$2,899,276	$2,760,327	$2,158,661
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of December 31, 2023 and 2022 on the Company’s Consolidated Balance Sheets:

	December 31,
(Thousands of dollars)	2023	2022
Contracts receivable, net	$347,454	$394,022
Revenue earned on contracts in progress in excess of billings	269,808	238,059
Amounts billed in excess of revenue earned on contracts	43,694	35,769
The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional, and increased $31.7 million during 2023 due primarily to continued revenue growth. These contract assets are recoverable from Centuri’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of Centuri’s time and materials arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Due to the lag in invoicing associated with contractual provisions (or other economic or market conditions that may impact a customer’s business), Centuri’s ability to bill and subsequently collect amounts due may be impacted. These changes may result in the need to record an estimated valuation allowance to adjust contract asset balances to their net realizable value.
The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The change in this contract liability balance from December 31, 2022 to December 31, 2023 increased $7.9 million due to amounts received for services not yet performed, net of revenue recognized.
For contracts that have an original duration of one year or less, Centuri does not consider/compute an interest component based on the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize the revenue.
As of December 31, 2023, Centuri has 56 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of December 31, 2023 was $292.9 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

	December 31,
(Thousands of dollars)	2023	2022
Billed on completed contracts and contracts in progress	$348,021	$395,771
Other receivables	1,945	2,569
Contracts receivable, gross	349,966	398,340
Allowance for doubtful accounts	(2,512)	(4,318)
Contracts receivable, net	$347,454	$394,022
Note 4 - Receivables and Related Allowances
Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest’s accounts receivable are short-term in nature, with billing due dates customarily not extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service or their credit file, and related payment history. Although Southwest seeks generally to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts where possible, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction (late fee assessment, notice requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service). After disconnection of service, accounts are customarily written off approximately two months after disconnection if the account remains inactive. Dependent upon the jurisdiction, reestablishment of service requires both payment of previously unpaid balances and additional deposit requirements. Provisions for uncollectible accounts are recorded monthly based on experience, consideration of current and expected future conditions, customer and rate composition, regulatory requirements, and write-off processes. They are included in the ratemaking process as a cost of service. The Nevada jurisdictions have a regulatory mechanism associated with the gas-

cost-related portion of uncollectible accounts (“UGCE”). Eligible amounts are deferred and collected through a surcharge in the ratemaking process. The California jurisdictions have a regulatory mechanism specific to residential customer uncollectible accounts (“RUBA”). This is a two-way balancing account that was permitted to be implemented to track amounts for future recovery; the mechanism is subject to a cap on annual disconnections/write-offs, above which uncollectible expense would nonetheless be incurred and recognized. Eligible amounts are deferred and collected through a surcharge in the ratemaking process. Southwest continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. Additionally, management continues to monitor expected credit losses in light of COVID-19-related moratoriums for disconnections (and earlier year lifting thereof), local/regional inflation, the magnitude and age of outstanding receivables, economic trends, and others. As referenced above, certain residential disconnection protections were recently established in Southwest’s California jurisdictions, such as prohibiting credit deposits and fees for reconnection, and limiting disconnections/write-offs, among other things; management continues to monitor these conditions and any impacts. The allowance as of December 31, 2023 reflects the expected impacts on balances as of that date, including consideration of customers’ current and future ability to pay amounts that are due.
Utility infrastructure services accounts receivable are recorded at face amounts less an allowance for doubtful accounts. Centuri’s customers are generally investment-grade gas and electric utility companies for which Centuri has historically recognized an insignificant amount of write-offs. Centuri’s accounts receivable balances carry standard payment terms of up to 60 days. Centuri maintains an allowance that is estimated based on historical collection experience, current and estimated future economic and market conditions, and a review of the current status of each customer's accounts receivable balance. Account balances are monitored at least monthly, and are charged off against the allowance when management determines it is probable the balance will not be recovered.
The table below contains information about Southwest’s gas utility customer accounts receivable balance (net of allowance) at December 31, 2023 and 2022:

	December 31,
(Thousands of dollars)	2023	2022
Gas utility customer accounts receivable balance	$263,337	$225,317
The following table represents the percentage of customers in each of Southwest’s three states at December 31, 2023, which was consistent with the prior year:

Percent of customers by state:
Arizona	54%
Nevada	37%
California	9%
Southwest activity in the allowance account for uncollectibles is summarized as follows:

(Thousands of dollars)	Allowance for Uncollectibles
Balance, December 31, 2020	$4,334
Additions charged to expense	5,415
Accounts written off, less recoveries	(6,490)
Balance, December 31, 2021	3,259
Additions charged to expense	12,707
Accounts written off, less recoveries	(11,136)
Balance, December 31, 2022	4,830
Additions charged to expense	11,877
Accounts written off, less recoveries	(10,612)
Balance, December 31, 2023	$6,095
The table above does not give effect for amounts included in regulatory tracking mechanisms, including the UGCE in Nevada and the RUBA in California. At December 31, 2023, the utility infrastructure services segment (Centuri) had $617.3 million in combined customer accounts and contracts receivable. The allowance for doubtful accounts at Centuri was $2.5 million and $4.3 million as of December 31, 2023 and 2022, respectively. The allowance for uncollectibles and write-offs related to Centuri customers were insignificant for all periods prior to December 31, 2022.

Note 5 - Regulatory Assets and Liabilities
Southwest is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the FERC. Accounting policies for Southwest conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. Management records regulatory assets and liabilities based on decisions of the commissions noted above, including the issuance of regulatory orders and precedents established by these commissions. Southwest has generally been successful in seeking recovery of regulatory assets, and regularly file rate cases or other administrative filings in the various jurisdictions, in some cases, to establish the basis for recovering regulatory assets reflected in accounting records.
The following table represents existing regulatory assets and liabilities:

	December 31,
(Thousands of dollars)	2023	2022
Regulatory assets:
Accrued pension and other postretirement benefit costs (1)	$309,794	$311,124
Deferred purchased gas costs (2)	552,885	450,120
Accrued purchased gas costs (3)	—	207,368
Unamortized premium on reacquired debt (4)	13,080	14,707
Accrued absence time (5)	18,937	17,854
Margin, interest- and tax-tracking (6)	14,717	21,024
Other (10)	78,138	65,981
	$987,551	$1,088,178
Regulatory liabilities:
Accrued purchased gas costs (3)	(87,579)	—
Accumulated removal costs (7)	(458,000)	(445,000)
Unamortized gain on reacquired debt (8)	(6,036)	(6,572)
Regulatory excess deferred/other taxes and gross-up (9)	(394,411)	(424,921)
Margin, interest- and property tax-tracking (6)	(57,344)	(10,920)
Other (10)	(2,490)	(5,393)
Net regulatory assets (liabilities)	$(18,309)	$195,372
(1)Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovery period is greater than five years. (See Note 11 - Pension and Other Postretirement Benefits).
(2)Balance recovered or refunded on an ongoing basis with interest.
(3)Balance recovered or refunded on an ongoing basis. Asset balance is included in Prepaid and other current assets and the liability balance is included in Other current liabilities on the Consolidated Balance Sheets.
(4)Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovered over life of debt instruments.
(5)Regulatory recovery occurs generally on a one-year lag basis through the labor loading process. Included in Prepaid and other current assets on the Consolidated Balance Sheets.
(6)Margin tracking/decoupling mechanisms are alternative revenue programs; revenue associated with under-collections (for the difference between authorized margin levels and amounts billed to customers through rates currently) is recognized as revenue so long as recovery is expected to take place within 24 months. Total category asset balances are included in Prepaid and other current assets on the Consolidated Balance Sheets. Total category liability balances are included in Other current liabilities and Other deferred credits and other long-term liabilities.
(7)Included in Accumulated removal costs on the Consolidated Balance Sheets; a component of ongoing depreciation rates as part of margin rates overall and of benchmarks under trackers as part of general rate cases.
(8)Included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets. Amortized over life of debt instruments.
(9)Includes remeasurement/reduction of the net accumulated deferred income tax liability from U.S. tax reform. The reduction (excess accumulated deferred taxes, or “EADIT”) became a regulatory liability with tax gross-up. EADIT reduces rate base, and is expected to be returned to utility customers in accordance with IRS and regulatory requirements. Included generally in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets, except for $28.5 million in 2023 which is in Other current liabilities. Amount also includes the difference in current taxes required to be returned to customers and a separate $3.7 million gross-up related to contributions in aid of construction.

(10)The following tables detail the components of Other regulatory assets and liabilities. Other regulatory assets are included in either Prepaid and other current assets or Deferred charges and other assets on the Consolidated Balance Sheets (as indicated). Recovery periods vary. Other regulatory liabilities are included in either Other current liabilities or Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets (as indicated).

	December 31,
(Thousands of dollars)	2023	2022
Other Regulatory Assets:
State mandated public purpose programs (including low income and conservation programs) (a) (f)	$21,290	$18,693
Infrastructure replacement programs and similar (b) (f)	16,491	8,533
Environmental compliance programs (c) (f)	4,005	5,803
Pension tracking mechanism (d)	16,167	13,098
Other (e)	20,185	19,854
	$78,138	$65,981
a)Included in Prepaid and other current assets on the Consolidated Balance Sheets.
b)In 2023, approximately $171,000 of these balances included in Prepaid and other current assets and $16.3 million in Deferred charges and other assets on the Consolidated Balance Sheets. In 2022, approximately $930,000 included in Prepaid and other current assets and $7.6 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
c)In 2023, approximately $3 million of these balances included in Prepaid and other current assets and $967,000 in Deferred charges and other assets on the Consolidated Balance Sheets. In 2022, approximately $5 million included in Prepaid and other current assets and $825,000 included in Deferred charges and other assets on the Consolidated Balance Sheets.
d)Included in Deferred charges and other assets on the Consolidated Balance Sheets.
e)In 2023, approximately $9 million included in Prepaid and other current assets and $11.2 million included in Deferred charges and other assets on the Consolidated Balance Sheets. In 2022, $6.4 million included in Prepaid and other current assets and $13.4 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
f)Balance recovered or refunded on an ongoing basis, generally with interest.

	December 31,
(Thousands of dollars)	2023	2022
Other Regulatory Liabilities:
State mandated public purpose programs (including low income and conservation programs) (g) (i)	$(254)	$(1,567)
Other (h) (i)	(2,236)	(3,826)
	$(2,490)	$(5,393)
g)Included in Other current liabilities on the Consolidated Balance Sheets.
h)In 2023, included in Other current liabilities, except $146,000, which is included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets. In 2022, included in Other current liabilities, except $823,000 which is included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets.
i)Balance typically recovered or refunded on an ongoing basis, generally with interest.
Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income ("AOCI")
The following information provides insight into amounts impacting the Company’s and Southwest’s Other comprehensive income (loss), both before and after-tax impacts, within the Consolidated Statements of Comprehensive Income, which also impact Accumulated other comprehensive income (“AOCI”) in the Consolidated Balance Sheets and the Consolidated Statements of Equity.

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	December 31,
	2023			2022			2021
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$(3,188)	$765	$(2,423)	$4,079	$(980)	$3,099	$59,176	$(14,202)	$44,974
Amortization of prior service cost	175	(42)	133	175	(42)	133	959	(230)	729
Amortization of net actuarial (gain)/loss	1,333	(319)	1,014	34,818	(8,357)	26,461	44,597	(10,703)	33,894
Regulatory adjustment	(1,330)	319	(1,011)	(28,232)	6,775	(21,457)	(88,194)	21,167	(67,027)
Pension plans other comprehensive income (loss)	(3,010)	723	(2,287)	10,840	(2,604)	8,236	16,538	(3,968)	12,570
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	545	(129)	416	2,174	(522)	1,652
FSIRS other comprehensive income (loss)	—	—	—	545	(129)	416	2,174	(522)	1,652
Total other comprehensive income (loss) –Southwest Gas Corporation	(3,010)	723	(2,287)	11,385	(2,733)	8,652	18,712	(4,490)	14,222
Foreign currency translation adjustments:
Translation adjustments	2,742	—	2,742	(6,133)	—	(6,133)	20	—	20
Foreign currency other comprehensive income (loss)	2,742	—	2,742	(6,133)	—	(6,133)	20	—	20
Total other comprehensive income (loss) – Southwest Gas Holdings, Inc.	$(268)	$723	$455	$5,252	$(2,733)	$2,519	$18,732	$(4,490)	$14,242
(1) Tax amounts are calculated using a 24% rate. With regard to foreign currency translation adjustments, the Company has elected to indefinitely reinvest the earnings of Centuri’s Canadian subsidiaries in Canada, thus preventing deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments in Other comprehensive income (loss).
The following table represents a rollforward of AOCI, presented on the Company’s Consolidated Balance Sheets and its Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before- Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)	$(5,981)	$—	$(5,981)	$(44,242)
Net actuarial gain/(loss)	(3,188)	765	(2,423)	—	—	—	(2,423)
Translation adjustments	—	—	—	2,742	—	2,742	2,742
Amortization of prior service cost (1)	175	(42)	133	—	—	—	133
Amortization of net actuarial loss (1)	1,333	(319)	1,014	—	—	—	1,014
Regulatory adjustment (2)	(1,330)	319	(1,011)		—	—	(1,011)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	(3,010)	723	(2,287)	2,742	—	2,742	455
Ending Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)	$(3,239)	$—	$(3,239)	$(43,787)
(1)These AOCI components are included in the computation of net periodic benefit cost (see Note 11 - Pension and Other Postretirement Benefits for additional details).
(2)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Consolidated Balance Sheets).
(3)     Tax amounts are calculated using a 24% rate.

The following table represents a rollforward of AOCI, presented on Southwest’s Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (6)	After- Tax
Beginning Balance AOCI December 31, 2022	$(50,342)	$12,081	$(38,261)
Net actuarial gain/(loss)	(3,188)	765	(2,423)
Amortization of prior service cost (4)	175	(42)	133
Amortization of net actuarial loss (4)	1,333	(319)	1,014
Regulatory adjustment (5)	(1,330)	319	(1,011)
Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	(3,010)	723	(2,287)
Ending Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)
(4)    These AOCI components are included in the computation of net periodic benefit cost (see Note 11 - Pension and Other Postretirement Benefits for additional details).
(5)    The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest’s Consolidated Balance Sheets).
(6)    Tax amounts are calculated using a 24% rate.
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

	December 31,
(Thousands of dollars)	2023	2022
Net actuarial loss	$(361,968)	$(360,113)
Prior service cost	(1,178)	(1,353)
Less: amount recognized in regulatory assets	309,794	311,124
Recognized in AOCI	$(53,352)	$(50,342)
See Note 11 - Pension and Other Postretirement Benefits for more information on the defined benefit pension plans.
Note 7 - Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on awards to be issued in shares of Southwest Gas Holdings, Inc.
In December 2020, the Company and Southwest jointly filed with the SEC an automatic shelf registration statement (File No. 333-251074), or the “Prior Shelf Registration,” which became effective upon filing. The Prior Shelf Registration expired in December 2023. In contemplation of this, in November 2023, the Company and Southwest jointly filed an automatic shelf registration statement (File No. 333-275774), or the “2023 Shelf Registration,” which became effective upon filing and includes a prospectus detailing the Company’s ability to offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of common stock, preferred stock, debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement), guarantees of debt securities issued by Southwest, depository shares, warrants to purchase common stock, preferred stock or depository shares issued by the Company or debt securities issued by the Company or Southwest, units and rights. Additionally as part of the 2023 Shelf Registration, Southwest may offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement) and guarantees of debt securities issued by the Company or by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement.

On April 8, 2021, the Company entered into a Sales Agency Agreement between the Company and BNY Mellon Capital Markets, LLC and J.P. Morgan Securities LLC (the “Equity Shelf Program”) for the offer and sale of up to $500 million of common stock from time to time in an at-the-market offering program. There was no activity under the Equity Shelf Program during the year ended December 31, 2023. The following table provides the life-to-date activity under that program through December 31, 2023, and all shares reported were issued pursuant to the Prior Shelf Registration:

Gross proceeds	$158,180,343
Less: agent commissions	(1,581,803)
Net proceeds	$156,598,540
Number of shares sold	2,302,407
Weighted average price per share	$68.70
Upon the expiration of the Prior Shelf Registration, the Equity Shelf Program was terminated. The Company intends to enter into a similar program during 2024.
In March 2023, the Company issued, through a separate prospectus supplement under the Prior Shelf Registration, an aggregate of 4.1 million shares of common stock, at an underwritten public offering price of $60.12 per share, resulting in net proceeds to the Company of $238.4 million, net of an underwriter’s discount of $8.3 million and estimated expenses of the offering. Approximately $140 million (2.3 million shares) of the offering was purchased by certain funds affiliated with Carl C. Icahn, a significant stockholder beneficially owning more that 15% of the outstanding stock of the Company as of December 31, 2023. The Company used the net proceeds to repay outstanding amounts under the Company’s credit facility, with the remaining proceeds used to pay off residual amounts outstanding under the loan entered into in November 2021 in connection with the acquisition of MountainWest, and otherwise, for working capital and general corporate purposes.
During 2023, the Company issued approximately 68,000 shares of common stock through the Restricted Stock/Unit Plan and Omnibus Incentive Plan.
Additionally during 2023, the Company issued 264,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising proceeds of approximately $15.2 million.
As of December 31, 2023, there were 3.4 million shares of common stock registered and available for issuance under the provisions of the various stock issuance plans.
Note 8 - Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$79,502	$75,000	$80,027
Medium-term notes, 7.92% series, due 2027	25,000	26,883	25,000	26,840
Medium-term notes, 6.76% series, due 2027	7,500	7,800	7,500	7,662
Notes, 5.8%, due 2027	300,000	309,180	300,000	305,913
Notes, 3.7%, due 2028	300,000	285,300	300,000	275,043
Notes, 5.45%, due 2028	300,000	307,170	—	—
Notes, 2.2%, due 2030	450,000	382,635	450,000	353,763
Notes, 4.05%, due 2032	600,000	563,940	600,000	527,052
Notes, 6.1%, due 2041	125,000	126,238	125,000	113,184
Notes, 4.875%, due 2043	250,000	214,050	250,000	195,703

Notes, 3.8%, due 2046	300,000	225,240	300,000	209,169
Notes, 4.15%, due 2049	300,000	236,370	300,000	218,712
Notes, 3.18%, due 2051	300,000	197,760	300,000	185,523
Unamortized discount and debt issuance costs	(29,594)		(29,471)
	3,302,906		3,003,029
Revolving credit facility and commercial paper	—	—	50,000	50,000
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,363)		(1,733)
	198,637		198,267
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	$3,501,543		$3,251,296
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	$994,238	$996,723	$1,008,550	$995,852
Centuri secured revolving credit facility	77,121	77,205	81,955	82,315
Other debt obligations	96,599	92,209	126,844	118,314
Unamortized discount and debt issuance costs	(17,111)		(20,789)
Less: current maturities	(42,552)		(44,557)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,609,838		$4,403,299
The fair values of Southwest's and the Company’s revolving credit facilities and Southwest’s Industrial Development Revenue Bonds (“IDRBs”) are categorized as Level 1 as their interest rates reset frequently. The fair values of Southwest’s debentures (which include senior and medium-term notes) and Centuri's term loan facility and unsecured senior notes were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.
Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At December 31, 2023, the applicable margin ranged from 0.750% to 1.500% for loans bearing interest with reference to SOFR and from 0.000% to 0.500% for loans bearing interest with reference to the alternative base rate. At December 31, 2023, the applicable margin was 1.125% for loans with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest is also required to pay a commitment fee, ranging from 0.075% to 0.200% per annum, on the unfunded portion of the commitments, which was not significant for the year ended December 31, 2023. The credit facility contains a financial covenant requiring Southwest to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year. At December 31, 2023, no borrowings were outstanding on the long-term portion (including under the commercial paper program discussed below), nor under the short-term portion of the facility.
Southwest has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest’s current revolving credit facility and, therefore, do not represent additional borrowing capacity. Borrowings under the commercial paper program, if any, are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At December 31, 2023, as noted above, no borrowings were outstanding under the commercial paper program.
In March 2023, Southwest issued $300 million aggregate principal amount of 5.45% Senior Notes. The notes will mature in March 2028. Southwest used the net proceeds to repay amounts outstanding under its credit facility and the remainder for general corporate purposes.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at December 31, 2023 totaled $2.5 billion. At December 31, 2023, $1.071 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
The applicable margin for the revolving credit facility ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for Canadian Dealer Offered Rate and “base rate” loans, depending on Centuri’s total net leverage ratio. The applicable margin for the term loan facility is 1.50% for base rate loans and 2.50% for SOFR loans. Centuri is also required to pay a commitment fee on the unused portion of the commitments. The commitment fee ranges from 0.15% to 0.35% per annum, which was not significant for the year ended December 31, 2023. The credit agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There are no financial covenants related to the term loan facility. On November 13, 2023, Centuri amended the financial covenants of its revolving credit facility to decrease the minimum interest coverage ratio during the fiscal quarters ending March 31, 2024 through December 31, 2024 to a ratio of 2.00 to 1.00; the minimum interest coverage ratio of 2.50 to 1.00 for fiscal quarters ending March 31, 2025 and thereafter remained unchanged. The amendment also increased the maximum net leverage ratio financial covenant for the fiscal quarters ending March 31, 2024 through September 30, 2024 to a ratio of 5.50 to 1.00, for the fiscal quarter ending December 31, 2024 to a ratio of 5.00 to 1.00, and to a ratio of 4.00 to 1.00 from March 31, 2025 and thereafter. Additionally, the amendment provided that, in the event that a “Qualified IPO” (as defined in the amendment) is consummated prior to March 31, 2025, the maximum net leverage ratio financial covenant will be reduced based on the amount of net proceeds received from such Qualified IPO. The terms of the Centuri credit facility otherwise remain unchanged.
All amounts outstanding under Centuri’s secured revolving credit and term loan facility are considered long-term borrowings. The effective interest rate on this facility was 8.0% at December 31, 2023.
The effective interest rates on Southwest’s variable-rate IDRBs are included in the table below:

	December 31,
	2023	2022
2003 Series A	5.03%	4.68%
2008 Series A	4.89%	4.84%
2009 Series A	4.65%	4.67%
Tax-exempt Series A	4.73%	4.30%
In Nevada, interest fluctuations due to changing interest rates on Southwest’s 2003 Series A, 2008 Series A, and 2009 Series A variable-rate IDRBs are tracked and recovered from customers through a variable interest expense recovery mechanism.
None of Southwest’s debt instruments have credit triggers or other clauses that result in default if bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest’s bond ratings. Certain debt instruments are subject to a leverage ratio cap and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2023, Southwest was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $3.9 billion in additional debt could be issued while still meeting the leverage ratio requirement. Relating to the minimum net worth requirement, as of December 31, 2023, there is at least $2.6 billion of cushion in equity. No specific dividend restrictions exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
Certain Centuri debt instruments have leverage ratio caps and fixed charge ratio coverage requirements. At December 31, 2023, Centuri was in compliance with all of its covenants. Under the most restrictive of the covenants, Centuri could issue over $108 million in additional debt and meet the leverage ratio requirement. Centuri has at least $15 million of cushion relating to the minimum fixed charge ratio coverage requirement. Centuri’s covenants limit its ability to provide cash dividends to Southwest Gas Holdings, Inc., its parent. The dividend restriction is equal to a calculated available amount generally defined as 50% of its rolling twelve-month consolidated net income adjusted for certain items, such as parent contribution inflows, Linetec redeemable noncontrolling interest payments, or dividend payments, among other adjustments, as applicable. Under these restrictions and the financial covenants of the amended revolving credit facility, Centuri’s ability to pay dividends to Southwest Gas Holdings, Inc. is limited. However, such dividends are not customarily relied upon in order for Southwest Gas Holdings, Inc. to satisfy dividends declared for its stockholders.

Estimated maturities of long-term debt for the next five years are:

(Thousands of dollars)	2024	2025	2026	2027	2028	Total
Southwest Gas Corporation:
Debentures	$—	$—	$75,000	$332,500	$650,000	$1,057,500
Revolving credit facility and commercial paper	—	—	—	—	—	—
Total	—	—	75,000	332,500	650,000	1,057,500
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	11,450	11,450	11,450	11,450	948,438	994,238
Centuri secured revolving credit facility	—	—	77,121	—	—	77,121
Other debt obligations	31,101	29,554	28,651	7,293	—	96,599
Total	$42,551	$41,004	$192,222	$351,243	$1,598,438	$2,225,458
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for this facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At December 31, 2023, the applicable margin is 1.250% for loans bearing interest with reference to SOFR and 0.250% for loans bearing interest with reference to the alternative base rate. The commitment fee rates, terms, and covenants, noted above for Southwest, are also applicable to Southwest Gas Holdings, Inc. in its amended credit facility, including the noted ratio of funded debt to total capitalization as of the end of any quarter of any fiscal year. The commitment fee under this credit facility was not significant for the year ended December 31, 2023. There was $78.5 million and $173 million outstanding under this facility with a weighted average interest rate of 6.638% and 5.588% at December 31, 2023 and 2022, respectively.
In March 2022, Southwest amended its $250 million Term Loan (the “March 2021 Term Loan”), extending the maturity date to March 21, 2023 and replacing LIBOR interest rate benchmarks with SOFR interest rate benchmarks. The initial proceeds were used to fund the increased cost of natural gas supply during the month of February 2021, caused by extreme weather conditions in the central U.S. During the first quarter of 2023, the March 2021 Term Loan was repaid in full by use of Southwest’s credit facility.
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
In January 2023, Southwest entered into a 364-day $450 million term loan agreement. Southwest initially used the proceeds to fund higher than expected natural gas costs for the November 2022 through March 2023 winter period, caused by numerous market forces, including historically low storage levels, unexpected upstream pipeline maintenance events, and cold weather conditions across the western region. As indicated below, the term loan was repaid in full in April 2023, following an equity contribution from Southwest Gas Holdings, Inc.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that matures in October 2024. Interest rates for the Term Loan are calculated, at the Company’s option, at either SOFR plus an adjustment of 0.100% or the “alternate base rate,” plus in each case an applicable margin. Loans bearing interest with reference to SOFR have an applicable margin of 1.300% and loans bearing interest with reference to the alternate base rate have an applicable margin of 0.300%. SOFR is calculated with a floor of 0.000% and the alternative base rate is calculated with a floor of 1.000%. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. On April 17, 2023, Southwest utilized the equity contribution to repay, in full, amounts outstanding under its then existing $450 million 364-day term loan, with the remainder of the equity contribution used for working capital and general corporate purposes.
As indicated above, under Southwest’s $400 million credit facility, $250 million has been designated by management for working capital purposes. However, Southwest had no short-term borrowings outstanding at December 31, 2023 and 2022.

Note 9 - Share-Based Compensation
At December 31, 2023, the following share-based compensation plans existed at the Company: an omnibus incentive plan and a restricted stock/unit plan. The fair value of share grants is primarily based on the closing price of the Company’s stock on the date of grant. All share grants in 2023, including time-lapse restricted stock units and performance share units, occurred under the omnibus incentive plan. The table below shows total share-based plan compensation expense which was recognized in the Consolidated Statements of Income:

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Share-based compensation plan expense, net of related tax benefits	$5,147	$6,225	$5,747
Share-based compensation plan related tax benefits	1,625	1,966	1,815
Omnibus Incentive Plan
The omnibus incentive plan is used to promote the long-term growth and profitability of the Company, including its subsidiaries, by providing directors, employees, and certain other individuals with incentives to increase stockholder value and otherwise contribute to the success of the Company. In addition, the plan enables the Company to attract, retain, and reward the best available persons for positions of responsibility. The omnibus incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share units, and other equity-based, as well as cash, awards. Employees, directors, and consultants who provide services to the Company or any subsidiary may be eligible under this plan. For grants under the omnibus incentive plan, directors continue to immediately vest in the shares upon grant but are provided the option to defer receipt of equity compensation until they leave the Board.
Performance-based incentive opportunities under the omnibus plan were granted to all officers of Southwest in the form of performance shares and are based, depending on the officer, on consolidated earnings per share, utility net income, and utility return on equity, with an adjustment, where relevant, based on total shareholder return (“TSR”) compared to peer companies, and for all participants, measured over a three-year forward performance period. Like other restricted stock/unit programs, shares are restricted based on vesting, and in this case, further subject to future performance determinations against relevant benchmarks. Southwest recorded $1.1 million, $2.1 million, and $3.4 million of estimated compensation expense associated with these shares during 2023, 2022, and 2021, respectively. There is no accelerated vesting under the performance share program, but vesting in the ultimate award, if any, is based on the period of employment within the three-year forward vesting period.
Restricted stock/units under the restricted stock/unit plan were previously granted to attract, motivate, retain, and reward key employees of the Company with an incentive to attain high levels of individual performance and improved financial performance. The legacy plan was also established to attract, motivate, and retain experienced and knowledgeable directors. Grants of restricted stock during 2023 and 2022 were granted under the omnibus incentive plan. All remaining shares under the legacy restricted stock/unit plan (in regard to employees) were issued during 2021; remaining unissued legacy program shares relate solely to directors, and such shares were immediately vested at the time of grant, with distribution to occur when service on the Board ends. No new grants are made under the legacy plan, as all future stock-based incentive compensation, including with regard to restricted stock, is granted under programs of the omnibus incentive plan, which for directors, with advance election, issuance may occur upon grant. Conversely, with regard to management, grants under the omnibus plan are of time-lapse character, with graded vesting (and issuance in the form of common stock) occurring (following grant), at the rate of 40% at the end of year one and 30% at the end of years two and three. Accelerated vesting occurs based on retirement eligibility.
The following table summarizes the activity of the restricted stock/units programs as of December 31, 2023:

(Thousands of shares)	Performance Share Units	Weighted-average grant date fair value	Restricted Stock Units/Director Deferred Stock Units	Weighted-average grant date fair value
Nonvested/unissued at December 31, 2022	283	$68.00	177	$58.50
Granted	167	62.78	80	62.83
Dividends	7	—	9	—
Forfeited or expired	(71)	71.65	—	—
Vested and issued (1)	(35)	73.41	(58)	63.45
Nonvested/unissued at December 31, 2023	351	$62.95	208	$56.29
(1)Includes shares for retiree payouts and those converted for taxes.
The weighted average grant date fair value of both performance share units and restricted stock/units granted in 2022 and 2021 was $66.11 and $65.38, respectively.

As of December 31, 2023, total compensation cost related to all unvested omnibus shares not yet recognized is $12.3 million, which is expected to be recognized over a weighted average period of 2.1 years.
Note 10 - Commitments and Contingencies
The Company and Southwest are defendants in miscellaneous legal proceedings. They are also parties to various regulatory proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation or regulatory proceedings to which the Company and Southwest are currently subject will have a material adverse impact on their financial position, results of operations, or cash flows.
The Company maintains excess liability insurance that covers Southwest for various risks associated with the operation of the natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy period of August 2023 to July 2024, these liability insurance policies require Southwest, as applicable, to be responsible for the first $1 million (self-insured retention) of each incident plus a supplemental retention aggregate of $4 million in the policy year. When amounts are expected to be incurred above these amounts, subject to insurance carrier indemnity, a liability is recognized for the additional amount, in addition to a receivable, associated with amounts expected to be indemnified by the insurance carrier amounts, without impact to earnings.
Centuri maintains liability insurance for various risks associated with its operations. In connection with these liability insurance policies, Centuri is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year May 2023 to April 2024, Centuri is responsible for the first $750,000 (self-insured retention) per occurrence under these liability insurance policies.
Through an assessment process of commitments and contingencies of any kind, the Company and Southwest may determine that certain costs are likely to be incurred in the future related to specific legal matters. In these circumstances and in accordance with accounting policies, the Company and Southwest will make an accrual, as necessary.
Note 11 - Pension and Other Postretirement Benefits
Southwest Gas Corporation
Employees’ Investment Plan
An Employees’ Investment Plan (“EIP”) is offered to eligible employees of Southwest through deduction of a percentage of base compensation, subject to Internal Revenue Service (“IRS”) limitations. The EIP provides for purchases of various mutual fund investments and Company common stock. For employees hired on or before December 31, 2021, one-half of amounts deferred are matched, up to a maximum matching contribution of 3.5% of an employee’s annual compensation. Employees hired on or after January 1, 2022 are eligible for non-elective employer contributions of 3% plus a matching contribution (dollar-for-dollar) up to 7% of eligible compensation. Officers hired after January 1, 2022 are eligible for non-elective and matching contributions. Contributions to the plan by Southwest were $8.3 million, $6.9 million, and $6.1 million for 2023, 2022, and 2021, respectively.
Deferred Compensation Plan
A deferred compensation plan is offered to all officers of Southwest and a separate deferred compensation plan is offered to members of the Company’s Board of Directors. The plans provide the opportunity to defer up to 100% of annual cash compensation. One-half of amounts deferred by officers are matched, up to a maximum matching contribution of 3.5% of an officer’s annual base salary. Upon retirement, payments of compensation deferred, plus interest, are made in equal monthly installments over 10, 15, or 20 years, as elected by the participant. Directors have an additional option to receive such payments over a five-year period. Deferred compensation earns interest at a rate determined each January. The interest rate equals 150% of Moody’s Seasoned Corporate Bond Rate Index.
Pension and Postretirement Plans
A noncontributory qualified retirement plan with defined benefits covering substantially all Southwest employees hired on or before December 31, 2021 is available, in addition to a separate unfunded supplemental executive retirement plan (“SERP”), which is limited to Southwest’s officers. Postretirement benefits other than pensions (“PBOP”) are provided to qualified retirees for limited benefits related to health care, dental, vision and life insurance, some of which were subject to earlier “sunset” dates. The defined benefit qualified retirement plan, SERP, and PBOP are not available to Southwest employees hired on or after January 1, 2022. As noted above, employees hired on or after that date, are eligible for enhanced contributions to the EIP.
The overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, are recognized in the Consolidated Balance Sheets. Any actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in Accumulated other comprehensive income (loss) under Stockholders’ equity, net of tax, until they are amortized as a component of net periodic benefit cost.
A regulatory asset has been established for the portion of the total amounts otherwise chargeable to Accumulated other comprehensive income that are expected to be recovered through rates in future periods. Changes in actuarial gains and losses and prior service costs pertaining to the regulatory asset will be recognized as an adjustment to the regulatory asset account as these amounts are amortized and recognized as components of net periodic pension costs each year.
The qualified retirement plan invests the majority of its plan assets in common collective trusts, which include a well-diversified portfolio of domestic and international equity securities and fixed income securities, and are managed by a professional investment manager appointed by Southwest. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the specific guidelines prescribed by Southwest through the plan’s investment policy statement. Southwest previously implemented a liability driven investment (“LDI”) strategy for part of the portfolio, a form of investing designed to better match the movement in pension plan assets with the impact of interest rate changes and inflation assumption changes on the pension plan liability. The implementation of the LDI strategy was intended to be phased in over time by using a glide path. The glide path was designed to increase the allocation of the plan’s assets to fixed income securities, as the funded status of the plan increases, in order to more closely match the duration of the plan assets to that of the plan liability. During the fourth quarter of 2023, the asset mix was adapted in accordance with an updated policy statement to be primarily balanced with approximately 50% equities and 50% fixed income investments. Beginning in 2024, a treasury futures overlay was added as part of the LDI strategy to manage interest rate fluctuations with the goal of maintaining an approximate 90% hedge and funded ratio; as of the end of 2023, the pension plan was approximately 94% funded. While the overlay is intended for these purposes, there is no guarantee that these intentions will be achieved. Pension plan assets are held in a Master Trust. The pension plan funding policy is in compliance with the federal government’s funding requirements.
Pension costs for these plans are affected by the amount and timing of cash contributions to the plans, the return on plan assets, discount rates, and by employee demographics, including age, compensation, and length of service. Changes made to the provisions of the plans may also impact current and future pension costs. Actuarial formulas are used in the determination of pension costs and are affected by actual plan experience and assumptions about future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Relatively small changes in these assumptions, particularly the discount rate, may significantly affect pension costs and plan obligations for the qualified retirement plan. In determining the discount rate, management matches the plan’s projected cash flows to a spot-rate yield curve based on highly rated corporate bonds. Changes to the discount rate from year-to-year, if any, are generally made in increments of 25 basis points.
There was a 25 basis point decrease in the discount rate between years, as reflected below. The methodology utilized to determine the discount rate was consistent with prior years. The weighted-average rate of compensation increased from the prior year by 25 basis points. The asset return assumption (which impacts the following year’s expense) remained consistent with the prior year. The rates are presented in the table below:

	December 31,
	2023	2022
Discount rate	5.00%	5.25%
Weighted-average rate of compensation increase	3.50%	3.25%
Asset return assumption	6.75%	6.75%
Future years’ expense level movements (up or down) may continue to be greatly influenced by long-term interest rates, asset returns, and funding levels; however, management implemented a treasury futures overlay to primarily be responsive to changing interest rates, and therefore, indirectly, discount rates that will apply to the pension, in attempting to preserve funded status.

The following table sets forth the retirement plan, SERP, and PBOP funded statuses and amounts recognized on the Consolidated Balance Sheets and Consolidated Statements of Income.

	Year Ended December 31,
	2023			2022
(Thousands of dollars)	Qualified Retirement Plan	SERP	PBOP	Qualified Retirement Plan	SERP	PBOP
Change in benefit obligations:
Benefit obligation for service rendered to date at beginning of year (PBO/PBO/APBO)	$1,159,451	$42,097	$65,437	$1,531,197	$49,530	$84,226
Service cost	25,840	250	1,269	44,110	424	1,941
Interest cost	59,165	2,123	3,302	45,006	1,441	2,452
Actuarial loss (gain)	62,109	3,995	941	(399,066)	(6,134)	(18,260)
Benefits paid	(65,388)	(3,434)	(4,940)	(61,796)	(3,164)	(4,922)
Benefit obligation at end of year (PBO/PBO/APBO)	1,241,177	45,031	66,009	1,159,451	42,097	65,437
Change in plan assets:
Market value of plan assets at beginning of year	1,030,044	—	38,459	1,366,043	—	52,168
Actual return on plan assets	145,716	—	4,626	(330,203)	—	(6,036)
Employer contributions	56,000	3,434	—	56,000	3,164	—
Benefits paid	(65,388)	(3,434)	(7,165)	(61,796)	(3,164)	(7,673)
Market value of plan assets at end of year	1,166,372	—	35,920	1,030,044	—	38,459
Funded status at year end	$(74,805)	$(45,031)	$(30,089)	$(129,407)	$(42,097)	$(26,978)
Weighted-average assumptions (benefit obligation):
Discount rate	5.00%	5.00%	5.00%	5.25%	5.25%	5.25%
Weighted-average rate of compensation increase	3.50%	3.50%	N/A	3.25%	3.25%	N/A
Estimated funding for the plans above during calendar year 2024 is expected to be approximately $23 million, of which $20 million pertains to the retirement plan. Management monitors plan assets and liabilities and may, at its discretion, increase plan funding levels above the minimum in order to achieve a desired funded status and avoid or minimize potential benefit restrictions.
The accumulated benefit obligation for the retirement plan and the SERP is presented below:

	December 31,
(Thousands of dollars)	2023	2022
Retirement plan	$1,143,204	$1,074,493
SERP	40,635	39,263
Benefits expected to be paid for pension, SERP, and PBOP over the next 10 years are as follows:

(Millions of dollars)	2024	2025	2026	2027	2028	2029-2033
Pension	$68.0	$69.0	$70.0	$72.0	$73.0	$389.0
SERP	3.4	3.3	3.3	3.2	3.2	15.4
PBOP	4.9	4.9	5.0	5.0	5.0	25.1
No assurance can be made that actual funding and benefits paid will match these estimates.
For PBOP measurement purposes, the per capita cost of the covered health care benefits medical rate trend assumption is 6.0%, declining to 4.5%. Specific contributions are made for health care benefits of employees who retire after 1988, but Southwest pays all covered health care costs for employees who retired prior to 1989. The medical trend rate assumption noted above applies to the benefit obligations of pre-1989 retirees only.
The service cost component of net periodic benefit costs included in the table below is part of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily Operations and maintenance expense, Net regulated operations plant, and Deferred charges and other assets for both the Company and Southwest. The non-service cost components of net periodic benefit cost are reflected in Other income (deductions) on the Consolidated Statements of Income of each entity, based on accounting guidance for the presentation of such costs. Variability in total net periodic benefit cost between periods, especially with regard to the Qualified Retirement Plan, is subject to changes in underlying actuarial assumptions between periods, notably the discount rate.

Components of net periodic benefit cost:

	Qualified Retirement Plan			SERP			PBOP
(Thousands of dollars)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$25,840	$44,110	$41,159	$250	$424	$526	$1,269	$1,941	$1,691
Interest cost	59,165	45,006	40,432	2,123	1,441	1,431	3,302	2,452	2,193
Expected return on plan assets	(84,062)	(79,913)	(72,352)	—	—	—	(2,424)	(3,228)	(3,239)
Amortization of prior service cost	—	—	—	—	—	—	175	175	959
Amortization of net actuarial loss	336	32,468	41,955	998	2,350	2,642	—	—	—
Net periodic benefit cost	$1,279	$41,671	$51,194	$3,371	$4,215	$4,599	$2,322	$1,340	$1,604
Weighted-average assumptions (net benefit cost)
Discount rate	5.25%	3.00%	2.75%	5.25%	3.00%	2.75%	5.25%	3.00%	2.75%
Expected return on plan assets	6.75%	6.50%	6.50%	N/A	N/A	N/A	6.75%	6.50%	6.50%
Weighted-average rate of compensation increase	3.25%	3.25%	3.00%	3.25%	3.25%	3.00%	N/A	N/A	N/A
Other Changes in Plan Assets and Benefit Obligations Recognized in Net Periodic Benefit Cost and Other Comprehensive Income

	Year Ended December 31,
	2023				2022				2021
(Thousands of dollars)	Total	Qualified Retirement Plan	SERP	PBOP	Total	Qualified Retirement Plan	SERP	PBOP	Total	Qualified Retirement Plan	SERP	PBOP
Net actuarial loss (gain) (a)	$3,188	$455	$3,995	$(1,262)	$(4,079)	$11,049	$(6,133)	$(8,995)	$(59,176)	$(54,892)	$(3,245)	$(1,039)
Amortization of prior service cost (b)	(175)	—	—	(175)	(175)	—	—	(175)	(959)	—	—	(959)
Amortization of net actuarial loss (b)	(1,333)	(335)	(998)	—	(34,818)	(32,468)	(2,350)	—	(44,597)	(41,955)	(2,642)	—
Regulatory adjustment	1,330	(107)	—	1,437	28,232	19,062	—	9,170	88,194	86,196	—	1,998
Recognized in other comprehensive (income) loss	3,010	13	2,997	—	(10,840)	(2,357)	(8,483)	—	(16,538)	(10,651)	(5,887)	—
Net periodic benefit costs recognized in net income	6,972	1,279	3,371	2,322	47,226	41,671	4,215	1,340	57,397	51,194	4,599	1,604
Total of amount recognized in net periodic benefit cost and other comprehensive (income) loss	$9,982	$1,292	$6,368	$2,322	$36,386	$39,314	$(4,268)	$1,340	$40,859	$40,543	$(1,288)	$1,604
The table above discloses the net gain or loss and prior service cost recognized in Other comprehensive income, separated into (a) amounts initially recognized in Other comprehensive income, and (b) amounts subsequently recognized as adjustments to Other comprehensive income as those amounts are amortized as components of net periodic benefit cost. See also Note 6 - Other Comprehensive Income and Accumulated Other Comprehensive Income ("AOCI").

The following table sets forth, by level within the three-level fair value hierarchy, the fair values of the assets of the qualified pension plan and the PBOP as of December 31, 2023 and 2022. The SERP has no assets.

	December 31,
	2023			2022
(Thousands of dollars)	Qualified Retirement Plan	PBOP	Total	Qualified Retirement Plan	PBOP	Total
Assets at fair value:
Level 1 – Quoted prices in active markets for identical financial assets
Mutual funds	$—	$34,891	$34,891	$—	$31,631	$31,631
Total Level 1 Assets (1)	—	34,891	34,891	—	31,631	31,631
Level 2 – Significant other observable inputs
Commingled trust equity funds (2)
Global	234,123	97	234,220	266,368	1,673	268,041
International	105,908	44	105,952	117,976	741	118,717
U.S. equity securities	164,966	68	165,034	184,300	1,159	185,459
Emerging markets	54,489	22	54,511	62,436	392	62,828
Commingled trust fixed income funds (3)	597,828	246	598,074	390,070	2,450	392,520
Pooled funds and mutual funds	6,593	552	7,145	6,359	412	6,771
Government fixed income and mortgage backed securities	165	—	165	159	1	160
Total Level 2 assets (4)	1,164,072	1,029	1,165,101	1,027,668	6,828	1,034,496
Total Plan assets at fair value	1,164,072	35,920	1,199,992	1,027,668	38,459	1,066,127
Insurance company general account contracts (5)	2,300	—	2,300	2,376	—	2,376
Total Plan assets	$1,166,372	$35,920	$1,202,292	$1,030,044	$38,459	$1,068,503
(1)The Mutual funds category above is a balanced fund that invests in a diversified portfolio of common stocks, preferred stocks, and fixed-income securities. Under normal circumstances the balanced fund will hold no more than 75%, and no less than 25%, of its total assets in equity securities. The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.
(2)The commingled trust equity funds include common collective trusts that invest in a diversified portfolio of securities regularly traded on securities exchanges. These funds are shown in the above table at net asset value (“NAV”), which is the value of securities in the fund less the amount of any liabilities outstanding. Strategies employed by the funds include investment in:
▪Global equities, including domestic equities
▪International developed countries equities
▪Domestic equities
▪Emerging markets equities
Shares in the commingled trust equity funds may be redeemed given one business day notice. While they are trust equity funds and reported at NAV, due to the short redemption notice period, the lack of redemption fees, the fact that the underlying investments are exchange-traded, and that substantial liabilities do not exist subject to the NAV calculation, these investments are viewed as indirectly observable (Level 2) in the fair value hierarchy and are therefore not excluded from the body of the fair value table as a reconciling item.
The global fund provides diversified exposure to global equity markets. The fund seeks to provide long-term capital growth by investing primarily in securities listed on the major developed equity markets of the U.S., Europe, and Asia, as well as within those listed on emerging country equity markets on a tactical basis.
The international fund invests in international financial markets, primarily those of developed economies in Europe and the Pacific Basin. The fund invests primarily in equity securities issued by foreign corporations, but may invest in other securities perceived as offering attractive investment return opportunities.
The domestic equities securities funds include a large and medium capitalization fund and a small capitalization fund. The large and medium capitalization fund is designed to track the performance of the large and medium capitalization companies contained in the index, which represents approximately 90% of the market capitalization of the U.S. stock market. The small capitalization fund is designed to provide maximum long-term appreciation through investments that are well diversified by industry.
The emerging markets fund invests in countries defined as an emerging market country. Fund investments are made directly in each country or, where direct investment is inefficient or prohibited, through appropriate financial instruments or participation in commingled funds. Major emerging markets include Brazil, India, China, and other developing countries around the world.
(3)The commingled trust fixed income funds consist primarily of fixed income debt securities issued by the U.S. Treasury, government agencies, and fixed income debt securities issued by corporations. The fixed income fund investments may include the use of high yield, international fixed income securities and other instruments, including derivatives, to ensure prudent diversification over a broad spectrum of investments. The changes in the value of the fixed income funds are intended to offset the changes in the pension plan liabilities due to changes in the discount rate.
These funds are shown in the above table at NAV. Investments in the commingled trust fixed equity funds may be redeemed given one business day notice. While they are fixed income funds and reported at NAV, due to the short redemption notice period, the lack of redemption fees, the fact that the underlying investments are exchange-traded, and that substantial liabilities do not exist subject to the NAV calculation, these investments are viewed as indirectly observable (Level 2), and are also not excluded from the body of the fair value table as a reconciling item.
(4)With the exception of items (2) and (3), which are discussed above, the Level 2 assets consist mainly of pooled funds and mutual funds. These funds are collective short-term funds that invest in Treasury bills and money market funds and are used as a temporary cash repository.
(5)The insurance company general account contracts are annuity insurance contracts used to pay the pensions of employees who retired prior to 1989. The balance of the account disclosed in the above table is the contract value, which is the result of deposits, withdrawals, and interest credits.
Centuri
Defined Contribution Plans
Centuri offers defined contribution plans under Section 401(k) of the Internal Revenue Code to its eligible employees, regardless of whether they are covered under collective-bargaining agreements. Eligibility requirements vary, as does timing of participation, matching, vesting, and profit-sharing features of the plans. Contributions by Centuri to these plans for the years ended December 31, 2023, 2022, and 2021 were $15 million, $13 million, and $9 million, respectively.
Deferred Compensation Plan
Centuri sponsors a nonqualified deferred compensation plan that is offered to a select group of management and highly-compensated employees. The plan allows participants to defer up to 80% of base salary and provides a match of 100% of contributions up to 5% of a participant’s salary. The plan also allows Centuri, at its election, to credit participant accounts with discretionary contributions. Participants are 100% vested in salary deferrals, contributions, and all earnings. Participant accounts include a return based on the performance of the underlying investment options selected. Payments from the plan are designated at each annual enrollment period based on specified triggering events and are payable by lump sum or on an annual installment basis.
Multiemployer Pension Plans
Centuri makes defined contributions to several multiemployer defined benefit pension plans under the terms of collective bargaining agreements (“CBAs”) with various unions representing certain employees. Contribution rates are generally specified in the CBAs and are made to the plans on a “pay-as-you-go” basis. Such contributions correspond to the number of union employees and the particular plans in which they participate, and vary depending upon the location, number of ongoing projects, and the need for union resources in connection with those projects.
The risks of participating in multiemployer plans are different from single-employer plans, including: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers; and (iii) if a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay to those plans an amount based on the underfunded status of the plan.
The Pension Protection Act of 2006 requires special funding and operational rules for multiemployer plans in the U.S., including classification of the plans (based on multiple factors, including the funded status of the plan), the most severe of which is “critical.” Depending upon the classification, plans may be required to adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (in the form of a surcharge on benefit contributions) and/or modification of retiree benefits. The amount of additional funds, if any, that Centuri may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty regarding future levels of work that may require the utilization of union employees covered by these plans, as well as uncertainty as to the future contribution levels and possible surcharges on contributions that may apply to these plans at that time.
Centuri contributed $75.7 million, $71 million, and $57.4 million collectively to the plans for the years ended December 31, 2023, 2022, and 2021, respectively. Substantially all of the contributions made by Centuri during these years were to U.S. plans that were not classified as critical, and for which no special surcharges were assessed. Nine plans were classified as critical and required special surcharges; the aggregate contributions to these plans were $3.8 million for each of the years ended December 31, 2023 and 2022, and were insignificant during the period ending December 31, 2021.

Note 12 - Income Taxes
Southwest Gas Holdings, Inc.:
The following is a summary of income (loss) before taxes and noncontrolling interests for domestic and foreign operations:

	Year ended December 31,
(Thousands of dollars)	2023	2022	2021
U.S.	$176,820	$(302,581)	$221,507
Foreign	20,529	29,244	25,343
Total income (loss) before income taxes	$197,349	$(273,337)	$246,850
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Current:
Federal	$392	$(949)	$(2,872)
State	7,960	7,123	(11,516)
Foreign	6,566	9,089	6,524
	14,918	15,263	(7,864)
Deferred:
Federal	23,009	(76,984)	39,117
State	4,999	(12,828)	8,239
Foreign	(1,094)	(1,104)	156
	26,914	(90,916)	47,512
Total income tax expense (benefit)	$41,832	$(75,653)	$39,648
Deferred income tax expense (benefit) consists of the following significant components:

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Deferred federal and state:
Property-related items	$22,460	$41,191	$35,072
Purchased gas cost adjustments	(45,366)	76,306	73,613
Employee benefits	10,091	12,223	(1,484)
Regulatory adjustments	(28,083)	(15,482)	(10,101)
Deferred payroll taxes	—	(6,344)	(6,344)
Deferred revenue	3,347	5,751	6,021
Debt-related costs	4,079	164	(308)
Net operating loss	(25,915)	(120,704)	(64,981)
MountainWest sale/goodwill impairment	93,086	(105,507)	—
All other deferred	(6,785)	21,505	16,076
Total deferred federal and state	26,914	(90,897)	47,564
Deferred ITC, net	—	(19)	(52)
Total deferred income tax expense (benefit)	$26,914	$(90,916)	$47,512
References above and below to Deferred payroll taxes relate to the employer portion of Social Security tax, for which deferment of remittance was permissible under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

A reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Net state taxes	5.9	3.2	1.0
Tax credits	(0.2)	0.2	(0.5)
Company-owned life insurance	(1.5)	(0.8)	(1.1)
Amortization of excess deferred taxes	(11.7)	5.2	(4.3)
MountainWest sale	5.1	—	—
Meals and entertainment expenses	1.7	(0.2)	0.3
All other differences	0.9	(0.9)	(0.3)
Consolidated effective income tax rate	21.2%	27.7%	16.1%
Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2023	2022
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$87,566	$109,093
Employee benefits	19,938	29,307
Net operating losses	249,472	223,557
Lease-related item	27,611	19,745
Goodwill impairment	—	105,507
Other	7,299	13,197
Valuation allowance	(1,986)	(2,197)
	389,900	498,209
Deferred tax liabilities:
Property-related items, including accelerated depreciation	896,167	873,328
Regulatory balancing accounts	108,758	154,124
Debt-related costs	1,714	(2,365)
Intangibles	93,081	105,668
Lease-related item	26,103	21,164
Other	16,611	28,275
	1,142,434	1,180,194
Net noncurrent deferred tax liabilities	$752,534	$681,985
Net noncurrent deferred tax liabilities above at December 31, 2023 and 2022 are reflected net of $463,000 and $82,000 of noncurrent deferred tax assets associated with the Company’s Canadian operations, which are shown separately on the Company’s Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2023	2022
Unrecognized tax benefits at beginning of year	$3,072	$2,629
Gross increases – tax positions in prior period	45	389
Gross decreases – tax positions in prior period	(22)	—
Gross increases – current period tax positions	—	54
Unrecognized tax benefits at end of year	$3,095	$3,072
Southwest Gas Corporation:
The following is a summary of income before taxes:

	Year ended December 31,
(Thousands of dollars)	2023	2022	2021
Total income before income taxes	$279,125	$184,921	$216,473
 Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Current:
Federal	$(21)	$(78)	$(3,643)
State	97	7,805	(6,556)
	76	7,727	(10,199)
Deferred:
Federal	32,776	23,710	36,842
State	4,047	(896)	2,695
	36,823	22,814	39,537
Total income tax expense	$36,899	$30,541	$29,338
Deferred income tax expense (benefit) consists of the following significant components:

	Year Ended December 31,
(Thousands of dollars)	2023	2022	2021
Deferred federal and state:
Property-related items	$38,862	$29,633	$23,077
Purchased gas cost adjustments	(45,366)	76,306	73,613
Employee benefits	8,937	5,332	5,508
Regulatory adjustments	(24,548)	(15,482)	(10,101)
Deferred payroll taxes	—	(892)	(892)
Net operating loss	58,739	(76,080)	(59,119)
All other deferred	199	4,016	7,503
Total deferred federal and state	36,823	22,833	39,589
Deferred ITC, net	—	(19)	(52)
Total deferred income tax expense	$36,823	$22,814	$39,537

A reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Net state taxes	1.6	1.6	0.3
Tax credits	(0.2)	(0.3)	(0.6)
Company-owned life insurance	(0.8)	0.6	(0.9)
Amortization of excess deferred taxes	(8.2)	(6.9)	(4.9)
All other differences	(0.2)	0.5	(1.3)
Effective income tax rate	13.2%	16.5%	13.6%
Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2023	2022
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$87,566	$94,273
Employee benefits	(20,818)	(12,604)
Net operating losses	76,461	135,200
Other	136	2,512
	143,345	219,381
Deferred tax liabilities:
Property-related items, including accelerated depreciation	772,124	733,011
Regulatory balancing accounts	108,758	154,124
Debt-related costs	1,714	2,062
Other	10,585	14,132
	893,181	903,329
Net deferred tax liabilities	$749,836	$683,948
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2023	2022
Unrecognized tax benefits at beginning of year	$2,644	$2,362
Gross increases – tax positions in prior period	—	259
Gross decreases – tax positions in prior period	(22)	—
Gross increases – current period tax positions	—	23
Unrecognized tax benefits at end of year	$2,622	$2,644
In assessing whether uncertain tax positions should be recognized in its financial statements, management first determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluations of whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more-likely-than-not recognition threshold, management measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Unrecognized tax benefits are recognized in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not be realized. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Measurement of unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitation, identification of new issues, and any administrative guidance or developments.
At December 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $3.1 million for the Company and $2.6 million for Southwest. Unrecognized tax benefits for the Company and Southwest may change within the next twelve months due to a lapse in statute of limitations.

The Company and Southwest recognize interest expense and income and penalties related to income tax matters in income tax expense. There was $45,000, $0, and $21,000 of tax-related interest income for 2023, 2022, and 2021, respectively.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and in various states, as well as separate returns in Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for years before 2019.
The Company and each of its subsidiaries, including Southwest, participate in a tax sharing agreement to establish the method for allocating tax benefits and losses among members of the consolidated group. The consolidated federal income tax is apportioned among the subsidiaries using a separate return method.
The sale of MountainWest by the Company, which occurred in February 2023, was a taxable transaction for U.S. federal and state income tax purposes. See also Note 15 - Acquisitions and Dispositions.
At December 31, 2023, the Company has a U.S. federal net operating loss carryforward of $1.03 billion. The Company also has general business credits of $4.4 million, which begin to expire in 2041. The Company has no capital loss carryforwards. At December 31, 2023, the Company has an income tax net operating loss carryforward related to Canadian operations of $28.4 million, which begins to expire in 2039. As of the same date, the Company has $541.9 million of state net operating loss carryforwards. Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire in 2027.
Management intends to continue to permanently reinvest any future foreign earnings in Canada.
Note 13 - Segment Information
The Company’s operating segments are determined based on the nature of their activities. The natural gas distribution segment is engaged in the business of purchasing, distributing, and transporting natural gas. The utility infrastructure services segment is primarily engaged in the business of providing gas and electric providers installation, replacement, repair, and maintenance of energy networks. Although the utility infrastructure services operations are geographically dispersed, they are aggregated and reported as a single segment as each reporting unit has similar economic characteristics. Approximately 99% of the total Company’s long-lived assets are in the U.S. The pipeline and storage segment (sold in 2023) was primarily engaged in the business of providing interstate transportation and underground storage services, primarily composed of regulated operations under the jurisdiction of the FERC.
The accounting policies of the reported segments are the same as those described within Note 1 - Background, Organization, and Summary of Significant Accounting Policies. Centuri accounts for the services provided to Southwest at contractual prices at contract inception. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

	December 31,
(Thousands of dollars)	2023	2022
Accounts receivable for Centuri services	$13,017	$18,067
The following table presents the amount of revenues by geographic area:

	December 31,
(Thousands of dollars)	2023	2022	2021
Revenues (a)
United States	$5,199,178	$4,637,557	$3,411,018
Canada	234,794	322,452	269,433
Total	$5,433,972	$4,960,009	$3,680,451
(a)Revenues are attributed to countries based on the location of customers.

The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the Pipeline and Storage segment), the information for the year ended December 31, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company). In order to reconcile to net income as disclosed in the Consolidated Statements of Income, an Other column is included associated with impacts of corporate and administrative activities related to Southwest Gas Holdings, Inc. The financial information pertaining to each segment as of and for the three years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31, 2023
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Revenues from external customers	$2,499,564	$2,782,845	$35,132	$—	$5,317,541
Intersegment sales	—	116,431	—	—	116,431
Total	$2,499,564	$2,899,276	$35,132	$—	$5,433,972
Interest income	$50,757	$—	$—	$—	$50,757
Interest expense	$149,830	$97,476	$2,200	$42,780	$292,286
Depreciation and amortization	$295,462	$145,446	$—	$—	$440,908
Income tax expense (benefit)	$36,899	$14,736	$9,255	$(19,058)	$41,832
Segment net income (loss)	$242,226	$19,652	$(16,288)	$(94,701)	$150,889
Segment assets	$9,268,571	$2,592,590	$—	$8,735	$11,869,896
Capital expenditures	$762,081	$106,650	$3,790	$—	$872,521

	Year Ended December 31, 2022
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Revenues from external customers	$1,935,069	$2,625,669	$264,613	$—	$4,825,351
Intersegment sales	—	134,658	—	—	134,658
Total	$1,935,069	$2,760,327	$264,613	$—	$4,960,009
Interest income	$16,183	$—	$—	$—	$16,183
Interest expense	$115,880	$61,371	$18,185	$47,314	$242,750
Depreciation and amortization	$263,043	$155,353	$52,059	$—	$470,455
Income tax expense	$30,541	$5,727	$(89,668)	$(22,253)	$(75,653)
Segment net income (loss)	$154,380	$2,065	$(283,733)	$(76,002)	$(203,290)
Segment assets*	$8,803,681	$2,642,272	$1,743,349	$7,312	$13,196,614
Capital expenditures	$683,131	$130,166	$46,124	$—	$859,421
*The segment assets of the Pipeline and Storage segment represented by MountainWest have been reclassified, as of December 31, 2022, as current assets held for sale on the Company’s Consolidated Balance Sheet. See Note 15 - Acquisitions and Dispositions for additional information.

	Year Ended December 31, 2021
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Revenues from external customers	$1,521,790	$2,056,315	$—	$—	$3,578,105
Intersegment sales	—	102,346	—	—	102,346
Total	$1,521,790	$2,158,661	$—	$—	$3,680,451
Interest income	$5,113	$—	$—	$—	$5,113
Interest expense	$97,560	$20,999	$—	$639	$119,198
Depreciation and amortization	$253,398	$117,643	$—	$—	$371,041
Income tax expense	$29,338	$18,776	$—	$(8,466)	$39,648
Segment net income (loss)	$187,135	$40,420	$—	$(26,776)	$200,779
Segment assets	$7,950,263	$2,579,748	$2,187,582	$47,664	$12,765,257
Capital expenditures	$601,983	$113,643	$—	$—	$715,626
The corporate and administrative activities for Southwest Gas Holdings, Inc. in 2023 and 2022 include shareholder activism costs, costs related to the strategic review and Centuri separation planning, the settlement agreement with the Icahn Group, and a significant individual amount associated with the financing costs for the 2021 MountainWest acquisition, collectively net of tax impacts. The 2023 period also included incremental costs and other commitments under the agreement with Williams in regard to the sale of MountainWest, including indemnification for a rate case settlement agreement associated with MountainWest Overthrust Pipeline, and a post-closing true-up of $21 million, including a $7.4 million post-closing payment and working capital amounts above/below a contractual benchmark.
Note 14 - Redeemable Noncontrolling Interests
In connection with the acquisition of Linetec in November 2018, the previous owner initially retained a 20% equity interest in Linetec, with redemption being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, by means of Centuri, has the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the noncontrolling party, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the 15% then remaining). Then again, Centuri paid $39.9 million to the previous owner in April 2023, thereby reducing the balance continuing to be redeemable as of December 31, 2023 to 10% under the terms of the original agreement, with Centuri now owning a 90% stake in Linetec. The shares subject to the election accumulate (if earlier elections are not made) such that 100% of the interest retained by the noncontrolling party is subject to the election beginning in 2024. If the Company does not exercise its rights at each or any of the specified intervals, the noncontrolling party has the ability, but not the obligation, to exit their investment retained, by requiring Centuri to purchase a similar portion of their interest up to the maximum cumulative amounts specified at each interval discussed above. The outstanding noncontrolling interest is not subject to minimum purchase provisions and, following the remaining eligibility dates for election, such election does not expire. The redemption price represents the greater of fair value of the ownership interest to be redeemed on the redemption date or a floor amount under the terms of the agreement. The Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Company’s Consolidated Balance Sheets.
In November 2021, certain members of Riggs Distler management acquired a noncontrolling interest in Drum which was 1.41% as of December 31, 2023. The noncontrolling interest is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective January 2027 and each calendar year thereafter or upon the occurrence of certain triggering events, Centuri, has the right, but not the obligation, to purchase all of the interest held by the noncontrolling party at fair value. If the rights are not exercised in accordance with the timeline noted, or upon the occurrence of certain other triggering events, the noncontrolling party has the ability, but not the obligation, to exit their investment retained by requiring Centuri to purchase all of their outstanding interest. The outstanding noncontrolling interest is not subject to minimum purchase provisions and, following the eligibility dates for the election, they do not expire. The redemption price represents the fair value of the ownership interest to be redeemed on the redemption date under the terms of the agreement. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%. The promissory notes are payable by the noncontrolling interest holders upon certain triggering events including, but not limited to, termination of employment or the redemption of any interest under the agreement. The promissory notes are recognized as a reduction to the Company’s stockholders’ equity. Additionally, the Company has determined that this noncontrolling interest is a redeemable noncontrolling interest and, in accordance with SEC guidance, is classified as mezzanine equity (temporary equity) in the Company’s Consolidated Balance Sheets.

Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Based on the fair value model employed, the estimated redemption value of the Linetec redeemable noncontrolling interest decreased by $19.4 million during the year ended December 31, 2023. Adjustment to the redemption value also impacted retained earnings, as reflected in the Company’s Consolidated Statement of Equity, but did not impact net income.
The following depicts changes to the balances of the redeemable noncontrolling interests:

	Linetec	Drum	Total
(Thousands of dollars)
Balance, December 31, 2021	$184,148	$12,569	$196,717
Net income attributable to redeemable noncontrolling interests	5,591	15	5,606
Redemption value adjustments	(3,325)	—	(3,325)
Redemption of equity interest from noncontrolling party	(39,649)	—	(39,649)
Balance, December 31, 2022	146,765	12,584	159,349
Net income attributable to redeemable noncontrolling interests	4,473	155	4,628
Redemption value adjustments	(19,366)	—	(19,366)
Redemption of equity interest from noncontrolling party	(39,894)	(50)	(39,944)
Balance, December 31, 2023	$91,978	$12,689	$104,667
Note 15 - Acquisitions and Dispositions
Acquisitions
In August 2021, the Company, through its subsidiaries, led principally by Centuri, completed the acquisition of Drum, including its primary subsidiary, Riggs Distler. Additionally, in December 2021, the Company completed the acquisition of the MountainWest entities. The purchase accounting for both acquisitions was finalized in 2022. The following unaudited pro forma financial information reflects the consolidated results of operations of the Company assuming the Riggs Distler and MountainWest acquisitions had taken place on January 1, 2020. The most significant pro forma adjustments relate to: (i) excluding approximately $48.7 million in transaction costs from the year ended December 31, 2021, and (ii) reflecting incremental interest expense of $48.4 million in 2021. The pro forma financial information has been prepared for comparative purposes only, and is not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or of what results may be in the future, for a number of reasons. The reasons include, but are not limited to, differences between the assumptions used to prepare the pro forma information, potential cost savings from operating efficiencies, nor the impact of incremental costs incurred in integrating the businesses.
Amounts below are in millions of dollars, except per share amounts.

Unaudited
Year Ended December 31,
2021
Total operating revenues	$4,236
Net income attributable to Southwest Gas Holdings, Inc.	$278
Basic earnings per share	$4.70
Diluted earnings per share	$4.69
Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of the recently acquired MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. Additionally, the Company determined it will pursue a separation of Centuri to form a new independent publicly traded utility infrastructure services company.
In December 2023, the Company announced its intent to pursue the Centuri Holdings IPO of newly issued shares of Centuri Holdings in the spring/summer 2024. The Board has determined that the Centuri Holdings IPO is the optimal path to advance the separation of Centuri as an independent utility infrastructure services company to maximize value for stockholders. Centuri

Holdings has confidentially submitted a draft Registration Statement on Form S-1 with the SEC. The execution of the Centuri Holdings IPO is subject to market and other conditions, the completion of the SEC's review process, and final Board approval to proceed with the transaction. The Centuri Holdings IPO will be tax-free to both the Company and Centuri.
The primary use of cash proceeds from the Centuri Holdings IPO is expected to be the repayment of outstanding debt at Centuri to enhance its financial flexibility post-separation. Following the Centuri Holdings IPO, the Company intends to further reduce its ownership in Centuri through sales of its remaining Centuri Holdings shares into the market or through one or more exchange offers or a combination thereof. As of December 31, 2023, the Company had a U.S. federal net operating loss carryforward of $1.03 billion, which could be available to offset a taxable gain incurred by the Company in connection with a taxable disposition of the Centuri stock. The Company also retains strategic flexibility to separate Centuri through a tax-free spin-off of all or a part of Centuri in the event market conditions are not conducive to an IPO or secondary sales by the Company following an IPO.
As a result of entering into a definitive agreement to sell MountainWest and considering other factors, the Company determined that MountainWest met criteria to be characterized as held for sale as of December 31, 2022, and as a result, MountainWest’s assets and liabilities, excluding income tax related balances, were presented as held for sale on the Company’s consolidated balance sheet. The MountainWest sale did not meet the criteria for reporting discontinued operations as the sale did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. Company management considered the estimated proceeds, which were below the carrying value of the disposal group, and determined that the loss on disposal was attributable to goodwill, resulting in an impairment loss of $449.6 million. The goodwill impairment loss was reported in Goodwill impairment and cost to sell on the Company’s Consolidated Statement of Income for the year ended December 31, 2022. The Company believes that the sale price of $1.5 billion, as adjusted for indebtedness and other estimated adjustments per the purchase and sale agreement, provided a reasonable indication of the fair value of MountainWest as it represented an exit price in an orderly transaction between market participants. The fair value of the MountainWest assets held-for-sale was previously estimated based on the preliminary closing statement and subject to certain adjustments, including a post-closing payment between the parties related to final working capital balances. The amount of the post-closing payment was finalized in May 2023. The Company recognized an additional loss on sale of $21 million during the quarter ended March 31, 2023. This reflected the accrued post-closing payment of $7.4 million related to cash and net working capital balances above/below a contractual benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. As disclosed in Note 1 - Background, Organization, and Summary of Significant Accounting Policies, the Company identified an approximately $21 million misstatement related to its initial estimation of the loss recorded upon reclassifying MountainWest as an asset held for sale during the year ended December 31, 2022. Consequently, the impairment loss for the year ended December 31, 2022 was understated by approximately $21 million, which was corrected in the first quarter of 2023.
The carrying amounts of major classes of assets and liabilities relating to MountainWest, all of which were classified as current and reported as held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2022, are as follows:

(Thousands of dollars)
Regulated operations plant, net of accumulated depreciation of $907 million	$957,729
Other property and investments	49,546
Other current assets (1)	188,629
Goodwill, net of accumulated impairment of $449.6 million	508,395
Deferred charges and other assets (2)	39,050
Total assets	1,743,349
Less: cost to sell	5,819
Total current assets, held for sale	$1,737,530

Other current liabilities (3)	$55,188
Long-term debt	448,862
Other deferred credits and liabilities (3)	140,195
Total current liabilities, held for sale	$644,245
(1) Includes cash and cash equivalents of $23.8 million, regulatory assets of $2.2 million, and “in-kind” system gas imbalance of $116.6 million due to a significant increase in natural gas prices in December 2022.
(2) Includes regulatory assets of $30.1 million.

(3) Includes $18.9 million of regulatory liabilities included in Other current liabilities, and $139 million of regulatory liabilities included in Other deferred credits and liabilities (including $60.2 million related to regulatory excess deferred/other taxes and gross-up and $58.8 million of accumulated removal costs).
In September 2022, the Federal Energy Regulatory Commission (the “FERC”) issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing. In March 2023, the parties agreed to a settlement, and as a result the Company recorded an additional loss of $28.4 million from the disposal of MountainWest in the first quarter of 2023, which is included in Goodwill impairment and loss on sale in the Company’s Condensed Consolidated Statement of Income. The $28.4 million was paid in the third quarter of 2023 and the matter is now closed. The $28.4 million reduced Proceeds from the sale of businesses, net of cash sold in the Company’s Condensed Consolidated Statements of Cash Flows. Other contingent commitments were part of the agreement as well, expenses for which have been immaterial to date and are expected to continue to be immaterial overall.

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
Based on the most recent evaluation, as of December 31, 2023, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2023, management of Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Management’s Reports on Internal Control Over Financial Reporting
Management of Southwest Gas Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas Holdings, Inc. management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded that internal control over financial reporting was effective as of December 31, 2023. The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Management of Southwest Gas Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas Corporation management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded that Southwest Gas Corporation’s internal control over financial reporting was effective as of December 31, 2023. This annual report does not include a report of Southwest Gas Corporation’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Southwest Gas Corporation to provide only this management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are likely to materially affect Southwest’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings "Election of Directors" and "Governance of the Company" in the Company's definitive proxy statement for the 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Southwest has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and other persons performing similar functions. That code is part of the Company’s Code of Business Conduct and Ethics which is available free of charge through the Company’s investor relations website (investors.swgasholdings.com). The Company intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to Item 11 will be set forth in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.
(a) Compensation Committee Interlocks and Insider Participation. Information with respect to Compensation Committee interlocks and insider participation is set forth under the heading “Governance of the Company” in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.
(b) Compensation Committee Report. Information with respect to the Compensation Committee Report is set forth under the heading “Compensation Committee Report” in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Executive Officers, and Certain Beneficial Owners” in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.

(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	588	—	168
Equity compensation plans not approved by security holders	—	—	—
Total	588	$—	168
(1)The number of securities to be issued upon vesting of awards includes 351,000 performance share units, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan. Actual securities issued will be net of tax.
(2)The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards, director deferred stock unit awards, and performance share unit awards have no exercise price. There were no stock options outstanding as of December 31, 2023.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Item 13 will be set forth in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Item 14 will be set forth in the definitive 2024 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2023 and by this reference is incorporated herein.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) The Consolidated Financial Statements of the Company and Southwest required under this item are included in Item 8 of Part II in this Annual Report on Form 10-K.
(2) All schedules have been omitted because the required information is either inapplicable or included in the notes to the consolidated financial statements.
(3) Exhibits

Exhibit Number	Description of Document

2.01***
Purchase and Sale Agreement, dated as of December 14, 2022, by and between Williams Partners Operating LLC, Southwest Gas Holdings, Inc. and MountainWest Pipelines Holding Company. Incorporated herein by reference to Exhibit 2.1 to Form 8-K dated December 14, 2022, File No. 001-37976.

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

3(iii)
Amendment to Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 20, 2023. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 25, 2023, File No. 001-37976.

3(iv)	Certificate of Elimination of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated January 13, 2023, File No. 001-37976.

3(v)	Certificate of Designations of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated November 6, 2023, File No. 001-37976.

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

104

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

4.12
Indenture, dated as of October 4, 2013, by and between Southwest Gas Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee. 4.875% Notes due 2043. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated October 1, 2013, File No. 001-07850.

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

4.18
Indenture, dated as of May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated May 28, 2019, File No. 001-07850.

4.19
First Supplemental Indenture, dated May 31, 2019, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated May 28, 2019, File No. 001-07850.

4.20	Form of 4.150% Senior Note due 2049. Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019, File No. 001-07850.

4.21
Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.22
First Supplemental Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.23	Form of 2.200% Senior Note due 2030. Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.24**	Description of Securities of Southwest Gas Holdings, Inc.

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

105

4.27
Third Supplemental Indenture, dated March 22, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 17, 2022, File Nos. 001-37976 and 001-07850.

4.28	Form of 4.05% Senior Note due 2032. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 17, 2022, File Nos. 001-37976 and 001-07850.

4.29
Fourth Supplemental Indenture, dated December 1, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 29, 2022, File Nos. 001-07850 and 001-37976.

4.30	Form of 5.800% Senior Note due 2027. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 29, 2022, File Nos. 001-07850 and 001-37976.

4.31
Fifth Supplemental Indenture, dated March 23, 2023, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 21, 2023, File Nos. 001-37976 and 001-07850.

4.32	Form of 5.450% Senior Note due 2028. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 21, 2023, File Nos. 001-37976 and 001-07850.

4.33
Tax-Free Spin Protection Plan, dated November 5, 2023, between Southwest Gas Holdings, Inc. and Equiniti Trust Company, LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 6, 2023, File No. 001-37976.

4.34	The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

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

106

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

107

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

10.34
Credit Agreement with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 27, 2021, File No. 001-37976.

10.35	Amendment No. 1 to the Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

10.36
Amendment No. 1 to the Southwest Gas Holdings, Inc. $200 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

10.37
Amendment No. 1, dated as of March 22, 2022, to the Term Loan Agreement, dated as of March 23, 2021, by and among Southwest Gas Corporation, the lenders, book runners and syndication agents party thereto and The Bank of New York Mellon, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 17, 2022, File Nos. 001-07850 and 001-37976.

10.38*
Amended and Restated Award Agreement for the Centuri Group, Inc. Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2022, File Nos. 001-37976 and 001-07850.

10.39
Letter Agreement by and among Southwest Gas Holdings, Inc. and the Icahn Group, dated August 3, 2022. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 2, 2022, File No. 001-37976.

10.40
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

10.41*
Executive Employment Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.42*
Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.43*
Amended Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Karen Haller. Incorporated herein by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2022, File Nos. 001-37976 and 001-07850.

10.44	First Amendment to Centuri Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2022, File Nos. 001-37976 and 001-07850.

10.45
364-Day Term Loan Credit Agreement, dated as of January 20, 2023, by and among Southwest Gas Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders from time to time party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated January 20, 2023. File Nos. 001-37976 and 001-07850.

108

10.46
Term Loan Credit Agreement, dated as of April 17, 2023, by and among Southwest Gas Holdings, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Bank, N.A. and U.S. Bank, National Association as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, N.A. and U.S. Bank, National Association as Co-Documentation Agents. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 17, 2023, File Nos. 001-37976 and 001-07850.

10.47*
Grant Agreement for Time-Lapse Restricted Stock Units Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.48*
Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (UNI/ROE Shares). Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.49*
Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (EPS/ROE Shares). Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.50*
Centuri Grant Agreement for Time-Lapse Restricted Stock Units Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.51*
Centuri Performance Share Unit Grant Agreement Under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.5 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.52	Amendment No. 2 to the Southwest Gas Holdings, Inc. Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 25, 2023, File Nos. 001-37976 and 001-07850.

10.53
Second Amendment to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2023, File Nos. 001-37976 and 001-07850.

10.54
Form of Indemnification Agreement for Southwest Gas Holdings, Inc. Directors and Officers. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2023, File Nos. 001-37976 and 001-07850.

10.55
Form of Indemnification Agreement for Southwest Gas Corporation Directors and Officers. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2023. File Nos. 001-37976 and 001-07850.

10.56	Amendment No. 3 to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 13, 2023, File No. 001-37976.

10.57
Amended and Restated Cooperation Agreement, dated as of November 21, 2023, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 21, 2023, File No. 001-37976.

10.58*
Transition and Separation Letter, dated as of December 13, 2023, by and between Southwest Gas Holdings, Inc. and Paul M. Daily. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 13, 2023, File No. 001-37976.

21.01**	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01**	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02**	Section 302 Certifications–Southwest Gas Corporation.

32.01**	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02**	Section 906 Certifications–Southwest Gas Corporation.

97.1**	Southwest Gas Holdings, Inc. Clawback Policy

109

101**	The following materials from the Annual Report on Form 10-K of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the year ended December 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. Consolidated Statements of Equity, (vi) Southwest Gas Corporation Consolidated Balance Sheets, (vii) Southwest Gas Corporation Consolidated Statements of Income, (viii) Southwest Gas Corporation Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

** Filed herewith

*** Southwest Gas Holdings, Inc. has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of such omitted document to the SEC upon request.

Item 16.	FORM 10–K SUMMARY.
None.

110

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 28, 2024	By:	/s/ KAREN S. HALLER
Karen S. Haller
President and Chief Executive Officer

111

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW W. EVANS	Director	February 28, 2024
(Andrew W. Evans)

/s/ HENRY P. LINGINFELTER	Director	February 28, 2024
(Henry P. Linginfelter)

/s/ RUBY SHARMA	Director	February 28, 2024
(Ruby Sharma)

/s/ KAREN S. HALLER	Director, President and Chief Executive	February 28, 2024
(Karen S. Haller)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 28, 2024
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	February 28, 2024
(Anne L. Mariucci)

/s/ E. RENAE CONLEY	Chair of the Board	February 28, 2024
(E. Renae Conley)	of Directors

/s/ CARLOS A. RUISANCHEZ	Director	February 28, 2024
(Carlos A. Ruisanchez)

/s/ ROBERT J. STEFANI	Senior Vice President/	February 28, 2024
(Robert J. Stefani)	Chief Financial Officer

/s/ A. RANDALL THOMAN	Director	February 28, 2024
(A. Randall Thoman)

/s/ ANDREW J. TENO	Director	February 28, 2024
(Andrew J. Teno)

/s/ LESLIE T. THORNTON	Director	February 28, 2024
(Leslie T. Thornton)

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2024
(Lori L. Colvin)	Chief Accounting Officer

112

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 28, 2024	By:	/s/ KAREN S. HALLER
Karen S. Haller
Chief Executive Officer

113

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN S. HALLER	Director and Chief Executive	February 28, 2024
(Karen S. Haller)	Officer

/s/ E. RENAE CONLEY	Director	February 28, 2024
(E. Renae Conley)

/s/ ROBERT J. STEFANI	Director, Senior Vice President/	February 28, 2024
(Robert J. Stefani)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 28, 2024
(Lori L. Colvin)	Chief Accounting Officer

114