Form 10-Q
period 2024-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2024-05-08
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,669,140 shares as of April 26, 2024.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 26, 2024.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

FILING FORMAT
This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Except where the content clearly indicates otherwise, any reference in the report to “we,” “us” or “our” is to the holding company or the consolidated entity of Southwest Gas Holdings, Inc. and all of its consolidated subsidiaries, including Southwest Gas Corporation, which is a distinct registrant that is a wholly owned subsidiary of Southwest Gas Holdings, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,253,377	$10,140,362
Less: accumulated depreciation	(2,863,941)	(2,822,669)
Construction work in progress	245,032	200,549
Net regulated operations plant	7,634,468	7,518,242
Other property and investments, net	1,252,861	1,266,340
Current assets:
Cash and cash equivalents	457,952	106,536
Accounts receivable, net of allowances	843,133	886,549
Accrued utility revenue	58,500	93,000
Income taxes receivable, net	7,174	1,935
Deferred purchased gas costs	198,682	552,885
Prepaid and other current assets	214,516	218,832
Current assets held for sale	—	21,377
Total current assets	1,779,957	1,881,114
Noncurrent assets:
Goodwill	787,206	789,729
Deferred income taxes	1,309	463
Deferred charges and other assets	432,193	414,008
Total noncurrent assets	1,220,708	1,204,200
Total assets	$11,887,994	$11,869,896
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,665,592 and 71,563,750 shares)	$73,295	$73,194
Additional paid-in capital	2,547,485	2,541,790
Accumulated other comprehensive loss, net	(46,222)	(43,787)
Retained earnings	781,683	738,839
Total equity	3,356,241	3,310,036
Redeemable noncontrolling interests	7,661	104,667
Long-term debt, less current maturities	4,648,958	4,609,838
Total capitalization	8,012,860	8,024,541
Current liabilities:
Current maturities of long-term debt	42,770	42,552
Short-term debt	644,000	628,500
Accounts payable	264,620	346,907
Customer deposits	52,632	48,460
Income taxes payable, net	744	817
Accrued general taxes	96,676	58,053
Accrued interest	39,985	36,605
Other current liabilities	577,237	522,953
Total current liabilities	1,718,664	1,684,847
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	784,491	752,997
Accumulated removal costs	457,000	458,000
Other deferred credits and other long-term liabilities	914,979	949,511
Total deferred income taxes and other credits	2,156,470	2,160,508
Total capitalization and liabilities	$11,887,994	$11,869,896
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Regulated operations revenues	$1,052,933	$950,011
Utility infrastructure services revenues	528,023	653,293
Total operating revenues	1,580,956	1,603,304
Operating expenses:
Net cost of gas sold	629,997	507,537
Operations and maintenance	135,146	148,908
Depreciation and amortization	119,142	112,520
Taxes other than income taxes	22,903	24,230
Utility infrastructure services expenses	515,643	603,680
Goodwill impairment and loss on sale	—	71,230
Total operating expenses	1,422,831	1,468,105
Operating income	158,125	135,199
Other income and (expenses):
Net interest deductions	(71,605)	(77,334)
Other income	18,121	18,460
Total other (expenses)	(53,484)	(58,874)
Income before income taxes	104,641	76,325
Income tax expense	17,079	28,675
Net income	87,562	47,650
Net income (loss) attributable to noncontrolling interests	(175)	1,739
Net income attributable to Southwest Gas Holdings, Inc.	$87,737	$45,911
Earnings per share:
Basic	$1.22	$0.67
Diluted	$1.22	$0.67
Weighted average shares:
Basic	71,728	68,265
Diluted	71,882	68,419
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$87,562	$47,650
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33
Amortization of net actuarial loss	1,451	253
Regulatory adjustment	(1,100)	(90)
Net defined benefit pension plans	384	196
Foreign currency translation adjustments	(2,819)	97
Total other comprehensive income (loss), net of tax	(2,435)	293
Comprehensive income	85,127	47,943
Comprehensive income (loss) attributable to noncontrolling interests	(175)	1,739
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$85,302	$46,204
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$87,562	$47,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	119,142	112,520
Impairment of assets and other charges	—	71,230
Deferred income taxes	30,707	36,712
Gains on sale of property and equipment	(944)	(661)
Changes in undistributed stock compensation	961	3,436
Equity AFUDC	(1,839)	(82)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	26,110	(40,185)
Accrued utility revenue	34,500	31,200
Deferred purchased gas costs	354,203	(535,224)
Accounts payable	(69,863)	(305,272)
Accrued taxes	33,311	34,950
Other current assets and liabilities	(28,763)	371,035
Changes in deferred charges and other assets	(15,982)	(1,565)
Changes in other liabilities and deferred credits	(25,396)	(11,486)
Net cash provided by (used in) operating activities	543,709	(185,742)
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(221,198)	(219,124)
Proceeds from the sale of business, net of cash sold	—	1,058,272
Proceeds from the sale of property	21,377	—
Changes in customer advances	(1,658)	(6,608)
Other	1,689	3,125
Net cash provided by (used in) investing activities	(199,790)	835,665
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	2,372	239,337
Centuri distribution to redeemable noncontrolling interest	(37)	—
Dividends paid	(44,389)	(41,631)
Issuance of long-term debt, net	55,897	305,896
Retirement of long-term debt	(16,488)	(84,224)
Change in short-term portion of credit facility	15,500	(155,000)
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(1,372,746)
Withholding remittance - share-based compensation	(1,971)	(1,506)
Other, including principal payments on finance leases	(3,190)	(4,949)
Net cash provided by (used in) financing activities	7,694	(714,823)
Effects of currency translation on cash and cash equivalents	(197)	104
Change in cash and cash equivalents	351,416	(64,796)
Cash and cash equivalents included in current assets held for sale at beginning of period	—	23,803
Cash and cash equivalents at beginning of period	106,536	123,078
Cash and cash equivalents at end of period	$457,952	$82,085
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$65,281	$68,018
Income taxes paid, net	$1,833	$2,381
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Common stock shares
Beginning balances	71,564	67,119
Common stock issuances	101	4,212
Ending balances	71,665	71,331
Common stock amount
Beginning balances	$73,194	$68,749
Common stock issuances	101	4,212
Ending balances	73,295	72,961
Additional paid-in capital
Beginning balances	2,541,790	2,287,183
Common stock issuances	1,508	237,448
Promissory notes in association with redeemable noncontrolling interest	4,187	—
Ending balances	2,547,485	2,524,631
Accumulated other comprehensive loss
Beginning balances	(43,787)	(44,242)
Foreign currency exchange translation adjustment	(2,819)	97
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	384	196
Ending balances	(46,222)	(43,949)
Retained earnings
Beginning balances	738,839	747,069
Net income	87,737	45,911
Dividends declared	(44,699)	(44,635)
Redemption value adjustments	(194)	(5,832)
Ending balances	781,683	742,513
Total equity ending balances	$3,356,241	$3,296,156
Dividends declared per common share	$0.62	$0.62
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,253,377	$10,140,362
Less: accumulated depreciation	(2,863,941)	(2,822,669)
Construction work in progress	245,032	200,549
Net regulated operations plant	7,634,468	7,518,242
Other property and investments, net	156,262	152,658
Current assets:
Cash and cash equivalents	436,403	71,154
Accounts receivable, net of allowance	297,488	269,195
Accrued utility revenue	58,500	93,000
Income taxes receivable, net	28	26
Deferred purchased gas costs	198,682	552,885
Prepaid and other current assets	187,146	188,138
Current assets held for sale	—	21,376
Total current assets	1,178,247	1,195,774
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	390,333	390,742
Total noncurrent assets	401,488	401,897
Total assets	$9,370,465	$9,268,571
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,156,318	2,156,577
Accumulated other comprehensive loss, net	(40,164)	(40,548)
Retained earnings	1,112,273	1,018,474
Total equity	3,277,539	3,183,615
Long-term debt, less current maturities	3,502,411	3,501,543
Total capitalization	6,779,950	6,685,158
Current liabilities:
Accounts payable	138,938	215,744
Customer deposits	52,631	48,460
Accrued general taxes	96,676	58,053
Accrued interest	38,340	34,955
Payable to parent	269	1,711
Other current liabilities	300,865	271,899
Total current liabilities	627,719	630,822
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	790,312	749,836
Accumulated removal costs	457,000	458,000
Other deferred credits and other long-term liabilities	715,484	744,755
Total deferred income taxes and other credits	1,962,796	1,952,591
Total capitalization and liabilities	$9,370,465	$9,268,571
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Regulated operations revenues	$1,052,933	$914,879
Operating expenses:
Net cost of gas sold	629,997	501,169
Operations and maintenance	130,866	131,188
Depreciation and amortization	84,823	74,650
Taxes other than income taxes	22,903	22,740
Total operating expenses	868,589	729,747
Operating income	184,344	185,132
Other income and (expenses):
Net interest deductions	(36,444)	(38,622)
Other income	18,100	18,443
Total other (expenses)	(18,344)	(20,179)
Income before income taxes	166,000	164,953
Income tax expense	30,175	30,257
Net income	$135,825	$134,696
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$135,825	$134,696
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33
Amortization of net actuarial loss	1,451	253
Regulatory adjustment	(1,100)	(90)
Net defined benefit pension plans	384	196
Total other comprehensive income, net of tax	384	196
Comprehensive income	$136,209	$134,892
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$135,825	$134,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84,823	74,650
Deferred income taxes	40,354	39,194
Changes in undistributed stock compensation	1,211	2,955
Equity AFUDC	(1,839)	—
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(28,293)	(66,816)
Accrued utility revenue	34,500	31,200
Deferred purchased gas costs	354,203	(520,219)
Accounts payable	(67,206)	(286,164)
Accrued taxes	38,621	34,473
Other current assets and liabilities	33,760	351,252
Changes in deferred charges and other assets	(22,990)	(12,891)
Changes in other liabilities and deferred credits	(25,407)	(10,942)
Net cash provided by (used in) operating activities	577,562	(228,612)
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(190,699)	(192,097)
Proceeds from the sale of property	21,376	—
Changes in customer advances	(1,658)	(6,608)
Other	200	119
Net cash used in investing activities	(170,781)	(198,586)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(39,700)	(32,000)
Issuance of long-term debt, net	—	297,759
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(225,000)
Withholding remittance - share-based compensation	(1,797)	(1,292)
Other	(35)	(993)
Net cash provided by (used in) financing activities	(41,532)	438,474

Change in cash and cash equivalents	365,249	11,276
Cash and cash equivalents at beginning of period	71,154	51,823
Cash and cash equivalents at end of period	$436,403	$63,099
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$31,880	$29,007
Income taxes paid, net	$—	$—
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Common stock shares
Beginning and ending balances	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112
Additional paid-in capital
Beginning balances	2,156,577	1,622,969
Share-based compensation	(259)	1,950
Ending balances	2,156,318	1,624,919
Accumulated other comprehensive loss
Beginning balances	(40,548)	(38,261)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	384	196
Ending balances	(40,164)	(38,065)
Retained earnings
Beginning balances	1,018,474	935,355
Net income	135,825	134,696
Share-based compensation	(327)	(287)
Dividends declared to Southwest Gas Holdings, Inc.	(41,699)	(39,600)
Ending balances	1,112,273	1,030,164
Total Southwest Gas Corporation equity ending balances	$3,277,539	$2,666,130
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. (together with its subsidiaries, the “Company”) is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), and through the first quarter of 2024, all of the shares of common stock of Centuri Group, Inc. (“utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest” or the “pipeline and storage” segment). References throughout this document in reference to “Centuri” relate to Centuri Group, Inc., for earlier periods or more recently, to Centuri Holdings, Inc.
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
As part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company announced the completion of an initial public offering (“IPO”) of Centuri Holdings, Inc. common stock, with the issuance of 14,260,000 shares ($0.01 par value) at $21.00 per share, along with a private placement of 2,591,929 shares at the same public offering price with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. The Company owns approximately 81% of Centuri following these events. Through the first quarter of 2024 and leading up to the IPO, Centuri continued to be wholly owned by Southwest Gas Holdings, Inc. Centuri continues to be consolidated as part of these financial statements, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. Centuri now makes separate filings with the Securities and Exchange Commission (the “SEC”) as a public company. The Company’s common stock continues to trade under the ticker symbol “SWX,” while Centuri’s common stock trades under the ticker symbol “CTRI.” As part of the IPO and related undertakings, and to ultimately facilitate a full separation of Centuri over periods ahead, multiple agreements were executed between the Company and Centuri, including a Separation Agreement, a Tax Matters Agreement, and a Registration Rights Agreement. Centuri’s new Board of Directors includes certain overlapping board members with the Company, including Andrew W. Evans, Anne L. Mariucci, and Karen S. Haller (the Company’s Chief Executive Officer). See also Note 8 - Dispositions.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity, highlighted by the significant amount of cash existing as of the end of the first quarter of 2024, reflective of the collection of gas cost under purchased gas cost mechanisms as a component of customer bills. While mechanisms exist in all states in which Southwest operates, which effectively and primarily decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries and Southwest (with its subsidiaries) included herein have been prepared pursuant to the rules and regulations of the SEC. The year-end 2023 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change has occurred with regard to the Company’s business segments on the whole during the recently completed quarter.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest and the Company included in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The Company (and Southwest, with respect to Net cost of gas sold) assessed, both quantitatively and qualitatively, the impact of these items on previously issued financial statements, concluding they were not material to any earlier period or to the period of correction.
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Net cash surrender value of COLI policies	$150,182	$146,546
Other property	6,080	6,112
Total Southwest Gas Corporation	156,262	152,658
Non-regulated property, equipment, and intangibles	1,750,380	1,752,094
Non-regulated accumulated provision for depreciation and amortization	(691,872)	(675,632)
Other property and investments	38,091	37,220
Total Southwest Gas Holdings, Inc.	$1,252,861	$1,266,340
Held for sale. In the first quarter of 2023, the Company and Southwest concluded certain assets associated with their previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Condensed Consolidated Balance Sheets in the first quarter of 2023. In 2023, the Company and Southwest recorded an estimated loss of $5.2 million on the assets based upon an updated fair value less costs to sell. The sale was completed in January 2024.
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $407.4 million and $48.9 million of money market fund investments at March 31, 2024 and December 31, 2023, respectively. Of these amounts, $407.2 million and $38.6 million at March 31, 2024 and December 31, 2023, respectively, were held by Southwest. Refer to discussion above regarding recent collections under Southwest’s purchased gas adjustment mechanisms.
Noncash investing activities include capital expenditures that were not yet paid, thereby remaining in accounts payable, amounts related to which declined by approximately $20.8 million and $9.6 million during the three months ended March 31, 2024, for the Company and Southwest, respectively; and declined approximately $37.3 million and $34.2 million during the three months ended March 31, 2023, for the Company and Southwest, respectively.
The Company and Southwest expanded their presentation in the first quarter 2024 to show the Change in short-term portion of credit facility and Repayment of short-term debt as separate line items within their Condensed Consolidated Statements of Cash Flows. The comparable prior-year period has been updated to reflect this change.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest include, among other things, materials and operating supplies of $80.9 million at March 31, 2024 and $83.4 million at December 31, 2023 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1 each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2023, management qualitatively assessed whether events during the first three months of 2024 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2023	$11,155	$778,574	$789,729
Foreign currency translation adjustment	—	(2,523)	(2,523)
March 31, 2024	$11,155	$776,051	$787,206
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.4 million of dividends declared as of both March 31, 2024 and December 31, 2023, respectively. Also included in the balance for the Company and Southwest was $120.3 million and $87.6 million in accrued purchased gas cost as of March 31, 2024 and December 31, 2023, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Southwest Gas Corporation:
Change in COLI policies	$3,600	$2,400
Interest income	9,776	12,471
Equity AFUDC	1,839	—
Other components of net periodic benefit cost	4,131	4,959
Miscellaneous expense	(1,246)	(1,387)
Southwest Gas Corporation - total other income (deductions)	18,100	18,443
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	102	(690)
Equity AFUDC	—	82
Equity in earnings (loss) of unconsolidated investments	(113)	360
Miscellaneous income and (expense)	43	(5)
Corporate and administrative	(11)	270
Southwest Gas Holdings, Inc. - total other income (deductions)	$18,121	$18,460
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which ranged from $970 million as of March 31, 2023 to $199 million as of March 31, 2024. Refer also to Note 2 – Components of Net Periodic Benefit Cost.
Redeemable Noncontrolling Interests. In connection with the acquisition of Linetec in November 2018, the previous owner initially retained a 20% equity interest in that entity, with redemption being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the 15% then remaining). Then again in April 2023, Centuri paid $39.9 million to the previous owner, thereby reducing the balance continuing to be redeemable at that time to 10% under the terms of the original agreement. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92 million, which resulted in Centuri owning all of the equity interest in Linetec as of March 31, 2024. The Company paid the $92 million in April, in accordance with the agreement. The impact of this transaction has been excluded from the Company’s Condensed Consolidated Statement of Cash Flows for the first quarter of 2024 due to its noncash nature during the period.
Separately, certain members of Riggs Distler management have a 1.41% interest in Drum, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. A portion of the redeemable noncontrolling interest was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

During the first quarter of 2024, Centuri forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained 0.47% portion of the equity interest in Drum that had been funded through these notes. This comprises most of the change noted below as redemption of Drum interests during the quarter. Additionally, during the first quarter of 2024, Centuri reached an agreement to purchase 0.13% of the noncontrolling interest in Drum for $0.8 million, the majority which was accrued in March 2024 and ultimately paid in April 2024. The impact of the accrued amount has been excluded from the Company’s Condensed Consolidated Statement of Cash Flows for the first quarter of 2024 due to the noncash nature in advance of the April 2024 payment. The remaining noncontrolling interest in Drum outstanding as of March 31, 2024 was 0.81%, with Centuri owning over 99% of Drum following these events.
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

(Thousands of dollars):	Linetec	Drum	Total
Balance, December 31, 2023	$91,978	$12,689	$104,667
Net income (loss ) attributable to redeemable noncontrolling interests	(193)	18	(175)
Redemption value adjustments	194	—	194
Redemption of equity interest from noncontrolling party	(91,979)	(5,046)	(97,025)
Balance, March 31, 2024	$—	$7,661	$7,661
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

	Three Months Ended March 31,
(In thousands)	2024	2023
Weighted average basic shares	71,728	68,265
Effect of dilutive securities:
Restricted stock units (1)	154	154
Weighted average diluted shares	71,882	68,419
(1) The number of securities included 136,000 and 132,000 performance shares during the three months ended March 31, 2024 and March 31, 2023, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was 16.3% for the three months ended March 31, 2024, compared to 37.6% for the corresponding period in 2023. The effective rate decrease was primarily due to the MountainWest sale in 2023, which also included the impact of book versus tax basis differences related to the transaction (See Note 8 - Dispositions).
Southwest’s effective tax rate was 18.2% for the three months ended March 31, 2024, compared to 18.3% for the corresponding period in 2023. These amounts varied from the statutory rate primarily as the result of the amortization of excess deferred income taxes.
In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company and Southwest are currently reviewing this revenue procedure to determine the potential impact on their financial position, results of operations, and cash flows.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Recent Accounting Standards Updates.
Recently issued accounting pronouncement that will be effective in 2024 and later periods:
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update, among other amendments, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as an amount and description of the composition of other segment items to reconcile to segment profit or loss, and also requires the title and position of the entity’s CODM to be disclosed. The update additionally extends certain annual disclosures to interim periods. The provisions of the update are effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest’s disclosures.
Recently issued accounting pronouncement that will be effective after 2024:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for enhanced income tax information primarily through changes in the rate reconciliation and income taxes paid. The update is effective for annual periods beginning after December 15, 2024; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest’s disclosures.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

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

	Qualified Retirement Plan
	March 31,
	Three Months
	2024	2023
(Thousands of dollars)
Service cost	$7,063	$6,460
Interest cost	15,097	14,791
Expected return on plan assets	(21,953)	(21,015)
Amortization of net actuarial loss	1,577	84
Net periodic benefit cost	$1,784	$320

	SERP
	March 31,
	Three Months
	2024	2023
(Thousands of dollars)
Service cost	$61	$62
Interest cost	542	531
Amortization of net actuarial loss	333	249
Net periodic benefit cost	$936	$842

	PBOP
	March 31,
	Three Months
	2024	2023
(Thousands of dollars)
Service cost	$322	$317
Interest cost	794	825
Expected return on plan assets	(565)	(606)
Amortization of prior service costs	44	44
Net periodic benefit cost	$595	$580

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

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
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Residential	$784,237	$739,313
Small commercial	206,445	174,184
Large commercial	38,016	31,091
Industrial/other	20,823	21,114
Transportation	28,687	30,543
Revenue from contracts with customers	1,078,208	996,245
Alternative revenue program revenues (deferrals)	(29,433)	(86,204)
Other revenues (1)	4,158	4,838
Total Regulated operations revenues	$1,052,933	$914,879
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Utility Infrastructure Services Segment:
During the fourth quarter of 2023, Utility infrastructure services segment management, in connection with Centuri’s planned separation, changed its service type revenue classification to align with changes in its organizational structure, and as a result, prior year “other” revenue has been recast into gas infrastructure services or electric power infrastructure services to reflect these changes, with no impact to revenue overall. The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers disaggregated by service and contract types:

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023*
Service Types:
Gas infrastructure services	$261,226	$298,640
Electric power infrastructure services	260,466	342,275
Other	6,331	12,378
Total Utility infrastructure services revenues	$528,023	$653,293
*The three months ended March 31, 2023 were previously presented as: Gas infrastructure services of $297,408, Electric power infrastructure services of $233,640, and Other of $122,245.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Contract Types:
Master services agreement	$443,242	$547,606
Bid contract	84,781	105,687
Total Utility infrastructure services revenues	$528,023	$653,293

Unit price contracts	$307,849	$328,527
Fixed price contracts	110,282	166,915
Time and materials contracts	109,892	157,851
Total Utility infrastructure services revenues	$528,023	$653,293
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of March 31, 2024 and December 31, 2023 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Contracts receivable, net	$287,815	$347,454
Revenue earned on contracts in progress in excess of billings	257,830	269,808
Amounts billed in excess of revenue earned on contracts	13,648	43,694
Revenue earned on contracts in progress in excess of billings (contract assets) that are not expected to be recognized within a year from the financial statement date are not included in the table above, and were $16.5 million as of March 31, 2024, and $0.2 million as of December 31, 2023. These non-current balances were included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets.
These contract assets primarily relate to Centuri’s rights to consideration for work completed, but not billed and/or approved for billing at the reporting date, and are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The decrease in the contract liability balance from December 31, 2023 to March 31, 2024 of $30 million was due to revenue recognized during the period, net of new payments received in advance of work performed.
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
As of March 31, 2024, Centuri had 53 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2024 was $277 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$285,896	$348,021
Other receivables	1,989	1,945
Contracts receivable, gross	287,885	349,966
Allowance for doubtful accounts	(70)	(2,512)
Contracts receivable, net	$287,815	$347,454

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri (for award grants prior to 2024 that continue to be subject to time-based vesting) is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
In November 2023, the Company and Southwest jointly filed an automatic shelf registration statement (File No. 333-275774), which became effective upon filing. The prior shelf registration expired in December 2023. Upon expiration of the prior shelf registration, the Company’s equity shelf program was terminated. The Company intends to enter into a similar program during 2024.
During the three months ended March 31, 2024, the Company issued approximately 67,000 shares of common stock through the Omnibus Incentive Plan.
Additionally, during the three months ended March 31, 2024, the Company issued 35,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $2.4 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$78,087	$75,000	$79,502
Medium-term notes, 7.92% series, due 2027	25,000	26,470	25,000	26,883
Medium-term notes, 6.76% series, due 2027	7,500	7,703	7,500	7,800
Notes, 5.8%, due 2027	300,000	306,630	300,000	309,180
Notes, 3.7%, due 2028	300,000	285,690	300,000	285,300
Notes, 5.45%, due 2028	300,000	304,920	300,000	307,170
Notes, 2.2%, due 2030	450,000	381,555	450,000	382,635
Notes, 4.05%, due 2032	600,000	549,840	600,000	563,940
Notes, 6.1%, due 2041	125,000	129,113	125,000	126,238
Notes, 4.875%, due 2043	250,000	215,200	250,000	214,050
Notes, 3.8%, due 2046	300,000	224,970	300,000	225,240
Notes, 4.15%, due 2049	300,000	232,860	300,000	236,370
Notes, 3.18%, due 2051	300,000	196,110	300,000	197,760
Unamortized discount and debt issuance costs	(28,828)		(29,594)
	3,303,672		3,302,906
Revolving credit facility and commercial paper	—	—	—	—
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,261)		(1,363)
	198,739		198,637
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,502,411		3,501,543
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	991,375	991,375	994,238	996,723
Centuri secured revolving credit facility	125,229	125,324	77,121	77,205
Other debt obligations	88,905	85,024	96,599	92,209
Unamortized discount and debt issuance costs	(16,192)		(17,111)
Less: current maturities	(42,770)		(42,552)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,648,958		$4,609,838

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Southwest has a $400 million credit facility that is scheduled to expire in April 2025. Southwest designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. Interest rates for the credit facility are calculated at either the Secured Overnight Financing Rate (“SOFR”) or an “alternate base rate,” plus in each case an applicable margin that is determined based on Southwest’s senior unsecured debt rating. At March 31, 2024, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At March 31, 2024, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. Interest rates for the revolving credit facility and term loan facility are based on either a “base rate,” SOFR or the Canadian Dollar Offered Rate (“CDOR”), plus an applicable margin. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at March 31, 2024 totaled $2.4 billion. At March 31, 2024, $1.1 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
On March 22, 2024, Centuri amended the financial covenants of its revolving credit facility to increase the maximum total net leverage ratio for the fiscal quarter ending March 31, 2024 to a ratio of 5.75 to 1.00, for the fiscal quarter ending June 30, 2024 to a ratio of 6.00 to 1.00, and for the fiscal quarter ending September 30, 2024 to a ratio of 5.75 to 1.00. In addition, this amendment increased the adjusted maximum total net leverage ratio financial covenants, which are applicable in the event that a “Qualified IPO” (as defined in the amendment) is consummated, for each of the fiscal quarters ending March 31, 2024, June 30, 2024, and September 30, 2024. The terms of the Centuri credit facility otherwise remain unchanged. Following the IPO and private placement, Centuri used approximately $316 million of proceeds to pay down $156 million of debt under the existing line of credit and $160 million of debt under the term loan portion of the facility, with the remainder intended for general corporate purposes.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for the credit facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin. There was $94 million outstanding under this credit facility as of March 31, 2024.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that matures in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at March 31, 2024.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(11)	$33
Amortization of net actuarial (gain)/loss	1,910	(459)	1,451	333	(80)	253
Regulatory adjustment	(1,448)	348	(1,100)	(119)	29	(90)
Total other comprehensive income (loss) - Southwest Gas Corporation	506	(122)	384	258	(62)	196
Foreign currency translation adjustment	(2,819)	—	(2,819)	97	—	97
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(2,313)	$(122)	$(2,435)	$355	$(62)	$293
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)	$(3,239)	$—	$(3,239)	$(43,787)
Foreign currency translation adjustment	—	—	—	(2,819)	—	(2,819)	(2,819)
Amortization of prior service cost (1)	44	(11)	33	—	—	—	33
Amortization of net actuarial loss (1)	1,910	(459)	1,451	—	—	—	1,451
Regulatory adjustment (2)	(1,448)	348	(1,100)	—	—	—	(1,100)
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	506	(122)	384	(2,819)	—	(2,819)	(2,435)
Ending Balance AOCI March 31, 2024	$(52,846)	$12,682	$(40,164)	$(6,058)	$—	$(6,058)	$(46,222)
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
(3)Tax amounts are calculated using a 24% rate.
The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (6)	After-Tax
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)
Amortization of prior service cost (4)	44	(11)	33
Amortization of net actuarial loss (4)	1,910	(459)	1,451
Regulatory adjustment (5)	(1,448)	348	(1,100)
Net current period other comprehensive income attributable to Southwest Gas Corporation	506	(122)	384
Ending Balance AOCI March 31, 2024	$(52,846)	$12,682	$(40,164)
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
(6)Tax amounts are calculated using a 24% rate.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2024

The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Net actuarial loss	$(360,058)	$(361,968)
Prior service cost	(1,134)	(1,178)
Less: amount recognized in regulatory assets	308,346	309,794
Recognized in AOCI	$(52,846)	$(53,352)
Note 7 – Segment Information
The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the pipeline and storage segment), the information for the three months ended March 31, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2024	December 31, 2023
Centuri accounts receivable for services provided to Southwest	$8,409	$13,017
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

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended March 31, 2024
Revenues from external customers	$1,052,933	$504,745	$—	$—	$1,557,678
Intersegment revenues	—	23,278	—	—	23,278
Total	$1,052,933	$528,023	$—	$—	$1,580,956
Segment net income (loss)	$135,825	$(36,230)	$—	$(11,858)	$87,737

Three Months Ended March 31, 2023
Revenues from external customers	$914,879	$624,489	$35,132	$—	$1,574,500
Intersegment revenues	—	28,804	—	—	28,804
Total	$914,879	$653,293	$35,132	$—	$1,603,304
Segment net income (loss)	$134,696	$(11,872)	$(16,288)	$(60,625)	$45,911
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three months ending March 31, 2024 include approximately $11 million of interest expense, including amounts incurred under the $550 million Term Loan entered into in April 2023, along with $2.7 million in costs associated with the planned separation of Centuri, offset by tax benefits experienced during the quarter.
Note 8 - Dispositions
Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The MountainWest sale was completed in February 2023. Additionally, the Company determined it would pursue a separation of Centuri to form a new independent publicly traded utility infrastructure services company.
As discussed in Note 1 - Background, Organization, and Summary of Significant Accounting Policies, in April 2024, the Company and Centuri Holdings, Inc. announced the completion of an IPO of 12,400,000 shares of Centuri’s common stock at a price of $21.00 per share. Centuri granted the underwriters a 30-day option to purchase up to an additional 1,860,000 shares of its common stock, which was exercised. In addition, Centuri announced the concurrent private placement of an additional 2,591,929 shares at a price equal to the IPO price. Centuri’s common stock is listed on the New York Stock Exchange under the symbol “CTRI” and began trading on April 18, 2024. The net proceeds to Centuri from the IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18 million and estimated offering expenses, were approximately $329 million. Centuri used the proceeds to repay a portion (approximately $316 million) of outstanding indebtedness under its revolving credit and term loan facility, with the remainder for general corporate purposes.
After completion of the IPO, and above undertakings, the Company continues to own approximately 81.0% of all ownership interests in Centuri. The Company intends to further reduce its ownership in future periods through sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, or an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof. The Company entered into several agreements with Centuri Holdings, Inc. in connection with the IPO and the planned separation, providing a framework for the relationship between the Company and Centuri after the IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment) and through the first quarter of 2024 all of the shares of common stock of Centuri Group, Inc. (the “utility infrastructure services” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.” References to “Centuri” relate to Centuri Group, Inc., for earlier periods, or more recently, to Centuri Holdings, Inc,
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction that closed on February 14, 2023. Additionally, the Company determined it would pursue a separation of Centuri to form a new independent publicly traded utility infrastructure services company.
In April 2024, the Company and Centuri Holdings, Inc. announced the completion of an initial public offering (“IPO”) of Centuri’s common stock, with the issuance of 14,260,000 shares ($0.01 par value) at a price of $21.00 per share, along with a concurrent private placement of 2,591,929 shares, at a price equal to the IPO price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. The Company owns approximately 81% of Centuri following these events. Through the first quarter of 2024 and leading up to the IPO, Centuri continued to be a wholly owned subsidiary of Southwest Gas Holdings, Inc. The net proceeds to Centuri from the IPO and the concurrent private placement totaled approximately $329 million, including optional purchase of IPO shares from underwriters. The Company intends to further reduce its ownership interest in future periods through sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, or an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof.
Our business includes Southwest, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest distributor of natural gas in Arizona and Nevada, and also distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest operates two regulated interstate pipelines serving portions of Nevada and California. Southwest makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs.
As of March 31, 2024, Southwest had 2,235,000 residential, commercial, industrial, and other natural gas customers, of which 1,197,000 customers were located in Arizona, 832,000 in Nevada, and 206,000 in California. Over the past twelve months, first-time meter sets were approximately 40,000, compared to 42,000 for the twelve months ended March 2023. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2024, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 33% in Nevada, and 13% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A included in the 2023 Annual Report to Stockholders, which is incorporated by reference into Southwest’s and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in addition to the Risk Factors included in these documents, and as updated from time to time.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended March 31,
	Three Months
(In thousands, except per share amounts)	2024	2023
Contribution to net income
Natural gas distribution	$135,825	$134,696
Utility infrastructure services	(36,230)	(11,872)
Pipeline and storage	—	(16,288)
Corporate and administrative	(11,858)	(60,625)
Net income	$87,737	$45,911

Weighted average common shares	71,728	68,265
Basic earnings per share
Consolidated	$1.22	$0.67

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$256,808	$259,364
Plus:
Operations and maintenance (excluding Admin. & General) expense	81,305	79,696
Depreciation and amortization expense	84,823	74,650
Operating margin	$422,936	$413,710
1st Quarter 2024 Overview
Southwest Gas Holdings highlights include the following:
•In April 2024, completed the IPO of Centuri at a price of $21.00 per share, along with a concurrent private placement; net proceeds were approximately $329 million and were primarily utilized to repay amounts under Centuri’s term loan and revolving credit facility
•Corporate and administrative expenses include $11 million in interest expense related to borrowings and $2.7 million in Centuri separation costs
Natural gas distribution highlights include the following:
•40,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $9 million in the first quarter of 2024, including remaining Arizona rate relief and California attrition adjustments
•In April 2024, annual revenue increase of ~$59 million was approved in Nevada, including an increase in the allowed return on equity (9.5%) and a capitalization structure reflective of 50% equity
•Filed Arizona and Great Basin Gas Transmission Company general rate cases requesting to increase revenues by approximately $126 million and $16 million, respectively
•Operations and maintenance expenses were relatively flat between comparative periods, primarily as a result of cost discipline
•$191 million capital investment during the quarter
Utility infrastructure services highlights include the following:
•Revenues of $528 million in the first quarter of 2024, a decrease of $125.3 million, or 19%, compared to the first quarter of 2023 (which included favorable weather and more offshore wind work, as well more storm restoration work)

•Operating loss of $21.9 million in the first quarter of 2024, a decrease of $33.7 million, compared to the first quarter 2023 operating income
•In April 2024, paid down $316 million of debt from proceeds of the successful IPO
Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Regulated operations revenues	$1,052,933	$914,879
Net cost of gas sold	629,997	501,169
Operating margin	422,936	413,710
Operations and maintenance expense	130,866	131,188
Depreciation and amortization	84,823	74,650
Taxes other than income taxes	22,903	22,740
Operating income	184,344	185,132
Other income	18,100	18,443
Net interest deductions	36,444	38,622
Income before income taxes	166,000	164,953
Income tax expense	30,175	30,257
Contribution to consolidated results	$135,825	$134,696
Results from natural gas distribution operations improved $1.1 million between the first quarters of 2024 and 2023. The improvement was primarily due to an increase in Operating margin and decrease in Net interest deductions, offset by an increase in Depreciation and amortization.
Operating margin increased $9.2 million quarter over quarter. Approximately $5 million of incremental margin was attributable to customer growth, including 40,000 first-time meter sets during the last twelve months. Combined rate relief in Arizona and California added approximately $10 million of incremental margin. Increases in recoveries associated with regulatory programs of $6.5 million also contributed to the increase; an associated comparable increase is also reflected in amortization expense between periods (discussed below). Offsetting these increases was an $8 million out-of-period gas cost adjustment in the prior-year first quarter, and $4 million in higher 2024 gas cost used in operations that is offset in Operations and maintenance expense. The remaining variance primarily relates to changes in miscellaneous revenue and customers outside of the decoupling mechanism.
Operations and maintenance expense decreased $0.3 million (less than 1%) between quarters due to the change in the cost of fuel used in operations ($4 million discussed above), which was mostly offset by increases in employee-related labor and benefit costs. Cost containment of information technology-related outside services was mostly offset by increased costs for pipeline integrity management programs. Regulatory programs/mechanisms, however, such as those in place for incremental leak survey in Nevada and uncollectible residential customer account balances in California, as well as deployment of resources to capital projects, where applicable, reduce amounts that might otherwise be reflected in expense.
Depreciation and amortization expense increased $10.2 million, or 14%, between quarters, reflective of a $674 million, or 7%, increase in average gas plant in service since the corresponding first quarter of 2023; $6.5 million in higher amortization associated with recovery of regulatory program balances substantially contributed to the increase. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income decreased $0.3 million. Interest income declined $2.7 million between quarters primarily reflecting a reduction to carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which decreased from $970 million as of March 31, 2023 to $199 million as of March 31, 2024. This decrease was offset by an $1.8 million increase in the equity portion of the allowance for funds used during construction and a $1.2 million increase in values underlying company-owned life insurance (“COLI”) policies between periods.

Net interest deductions decreased $2.2 million in the first quarter of 2024, as compared to the prior-year quarter, primarily due to the payoff in April 2023 of a $450 million term loan, partially offset by the impacts of $300 million of Senior Notes issued in March 2023.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2024	2023
Utility infrastructure services revenues	$528,023	$653,293
Operating expenses:
Utility infrastructure services expenses	515,643	603,680
Depreciation and amortization	34,319	37,870
Operating income (loss)	(21,939)	11,743
Other income (deductions)	32	(680)
Net interest deductions	24,099	22,376
Loss before income taxes	(46,006)	(11,313)
Income tax benefit	(9,601)	(1,180)
Net loss	(36,405)	(10,133)
Net income (loss) attributable to noncontrolling interests	(175)	1,739
Contribution to consolidated results	$(36,230)	$(11,872)
Utility infrastructure services revenues decreased $125.3 million, or 19%, in the first quarter of 2024 when compared to the prior-year quarter, driven primarily by decreased electric utility infrastructure services (“Electric”) revenues of $81.8 million, and decreased gas utility infrastructure services (“Gas”) revenues of $37.4 million. The decrease in Electric revenues was primarily due to a decrease in emergency restoration services of $21.4 million ($9.2 million in the first quarter of 2024 compared to $30.6 million in the first quarter of the previous year) due to less storm activity, a decrease in offshore wind revenues of $12.6 million due to timing of project completion, and a net reduction in volumes under existing master service agreements as a result of unfavorable weather and customer budget constraints. The decrease in Gas revenues was driven primarily by unfavorable weather, which drove a net reduction in volume under master services agreements with certain existing customers, as well as timing of completion of bid projects.
Utility infrastructure services expenses decreased $88 million, or 15%, in the first quarter of 2024 due primarily to a lower volume of infrastructure services provided. Subcontractor costs decreased during the first quarter of 2024 compared to the prior-year quarter primarily due to decreased work under offshore wind projects and change in the mix of work performed on offshore wind projects. Profit margins in the first quarter of 2024 decreased primarily due to inefficiencies caused by decreased volumes and unfavorable weather, changes in the mix of work, and a reduction in emergency restoration services which typically generate higher profit margins than core infrastructure services. Included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $5 million between quarters primarily due to $8.3 million in combined severance and strategic review costs in the first quarter of 2024 compared to just $0.2 million in similar costs in the first quarter of 2023. Gains on sale of equipment in the first quarter of 2024 and 2023 (reflected as an offset to Utility infrastructure services expenses) were approximately $0.9 million and $0.7 million, respectively.
Depreciation and amortization expense decreased $3.6 million between periods, primarily due certain tools/equipment within Electric operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, highlighted by capital expenditures of $106.6 million in calendar year 2023 compared to $130.2 million in calendar year 2022.
The increase in net interest deductions of $1.7 million between quarters was primarily due to higher interest rates on outstanding variable-rate borrowings and higher borrowings on Centuri’s revolving line of credit in the first quarter of 2024 compared to the first quarter of the prior year.
Income tax benefit increased $8.4 million between quarters, primarily due to an increase in pre-tax loss in 2024.

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and two of Southwest’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”).
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed its 2024 Arizona rate case application in early February 2024, proposing an increase in revenue of approximately $126 million to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest’s current level of operations and maintenance expense. The request includes a return on common equity of 10.15% and a 0.81% fair value increment, relative to a 50% target equity ratio and a proposed twelve-month post-test year plant adjustment for otherwise non-revenue producing plant. In addition to proposing the continuation of full revenue decoupling under the Delivery Charge Adjustment (“DCA”) mechanism, Southwest proposed the establishment of the System Improvement Benefit (“SIB”) mechanism, a capital tracker designed to support required code and regulatory-related infrastructure replacements in the state of Arizona. Southwest also proposed to set the carrying cost for the interest component of the DCA and Gas Cost Balancing Account (“GCBA”) rate adjustment mechanisms to equal the Commission-authorized Weighted Average Cost of Capital, and to establish an Unrecovered Gas Cost Expense Provision (“UGCE”), which represents the gas cost-related portion of net write-offs of uncollectible customer accounts. The UGCE would allow Southwest to more timely recover commodity and related components of such accounts. Rates, following the conclusion of the rate case, are anticipated to become effective in the second quarter 2025. Southwest’s existing general rates became effective February 1, 2023 following conclusion of the previous general rate case.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as described above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The existing rate to return the over-collected balance existing as of March 31, 2023 was approved and became effective August 1, 2023. The most recent filing was made in April 2024, requesting to update rates to address the $17.5 million over-collected balance existing as of March 31, 2024.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of excess accumulated deferred income taxes (“EADIT”), including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest has filed subsequent TEAM rate applications, including a recent filing, which proposes to update the TEAM surcredit to refund $5.03 million of estimated EADIT savings. The adjusted rate is anticipated to be implemented in the second quarter of 2024.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were set off from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2024, Southwest requested approval to recover the outstanding revenue requirement of approximately $1.8 million associated with 2023 COYL investments. The existing rate, effective July 1, 2023, will remain in place until the new rate is approved.
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current GCBA adjustment to clear the then existing $351 million balance. In July 2023, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately $358 million balance as of May 31, 2023. The increased GCBA rate will remain for up to two years or until the balance drops below $10 million, at which point the GCBA rate will be set to $0.00 per therm, where it will remain until the under- or over-collected balance exceeds $10 million. The ongoing deferred energy rates, separate from the GCBA rates, continue to be updated monthly.

Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case in September 2023 based on the test year ended May 2023. The initial request was updated with a certification filing primarily for plant placed in service and incremental annual leak survey costs through November 2023. Those updates resulted in an updated overall request of $74 million, an increase over the initial request of $69.8 million. A stipulation was reached with Regulatory Operations Staff and the Bureau of Consumer Protection, settling certain issues and agreeing to a black box settlement with a statewide increase of $65.6 million, before any adjustments for the cost of capital. Following a hearing on cost of capital issues, the PUCN issued a decision approving an annual increase of revenues of $59 million, approving the proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items are a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset (discussed further below); and refreshed depreciation rates that are somewhat lower than proposed. New rates became effective in April 2024.
General Revenues Adjustment. The General Revenues Adjustment (“GRA”), or Nevada decoupling mechanism, was affirmed as part of Southwest’s most recently concluded general rate case and adjustments are included in the Annual Rate Adjustment (“ARA”) filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2023 related to the approximate $8.7 million over-collected balance as of September 30, 2023. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA filing will become effective May 1, 2024, earlier than the typical July 1, 2024 effective date due to a commission-approved settlement.
Nevada Leak Survey. In 2019, the PUCN opened an Investigation and Rulemaking action to consider certain amendments to the Nevada Administrative Code requiring annual leak surveys of distribution pipelines transporting natural gas or liquid petroleum. The increased survey activity was to focus on business districts and to be conducted generally on an annual basis (not exceeding 15-month survey intervals). The proposed regulations were permanently adopted effective January 1, 2023. Regulatory asset treatment was approved for the purpose of tracking incremental costs associated with implementing the increased leak surveys. Continuation of the program, along with recovery of earlier incurred amounts over a two-year period, was approved in conjunction with Southwest’s recently completed general rate case.
California Jurisdiction
Attrition Filing. Following the 2021 implementation of rates approved as part of the most recent general rate case, the continuation of annual Post Test Year (“PTY”) margin attrition increases of 2.75% began in January 2022. The most recent annual margin attrition increase was also inclusive of adjustments related to the amortization of EADIT and the impact of the Automatic Trigger Mechanism (“ATM”) on authorized rate base. The ATM adjusts the rate of return up or down (in this case, up) as a result of changes in the average utility bond yield that exceed 100 basis points. The cumulative impact results in an annual increase of $6.9 million effective January 2024 for Southwest’s southern California, northern California, and South Lake Tahoe rate jurisdictions.
FERC Jurisdiction
General Rate Case. Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, filed notice of a change in rates (pursuant to applicable regulations) on March 6, 2024, requesting that rates for natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which will allow rates to go into effect, subject to refund, September 6, 2024. The filing includes a request to continue a term-differentiated rate structure which was adopted as part of Great Basin’s last general rate case, an overall revenue increase of approximately $16 million, and a return on equity of 14.05% and 13.05% applicable to each category of shippers, as applicable, and a capital structure of 44% long-term debt and 56% common equity. A primary driver of the proposed increase is approximately $99 million of capital investments anticipated to be placed in service by the end of the August 31, 2024 test year. Motion rates, subject to refund, are anticipated to become effective in September 2024, subject to refund as indicated, with an initial decision during the second quarter of 2025.

PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of March 31, 2024, under-collections in each of Southwest’s service territories resulted in an asset of $199 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The substantial reduction in balances receivable between periods in the table below reflects a combination of specific recovery rates in place to collect the build-up of earlier balances as a result of the cost paid for gas in those earlier periods, and recent conditions whereby base rates under the mechanisms have exceeded the cost of recent gas purchases with suppliers.
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
The following table presents Southwest’s outstanding PGA balances receivable:

(Thousands of dollars)	March 31, 2024	December 31, 2023	March 31, 2023
Arizona	$135,899	$251,416	$417,931
Northern Nevada	3,103	45,757	80,540
Southern Nevada	38,873	218,761	415,146
California	20,807	36,951	56,722
	$198,682	$552,885	$970,339
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. In addition, certain national events, including several major storms in recent years affecting central portions of the U.S., have contributed to the periodic run-up in gas supply costs. This collective activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations. Southwest Gas Holdings, Inc. and Southwest’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings, Inc. and Southwest.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $729 million in the first three months of 2024 as compared to the same period of 2023. The increase was primarily driven by the change in purchased gas costs for Southwest, including amounts incurred and deferred, as well as impacts related to when amounts are incorporated in customer bills to recover or return deferred balances. As noted above, both the rates embedded in customer rates to support recovery of the previously elevated balance, and recent gas supply costs that have been lower than base tariff gas cost rates billed to customers have in combination substantially reduced the balances receivable under our PGA mechanisms. These conditions have provided a significant source of available funds in the current period. The improvement in cash flows also reflect the impacts of changes in other components of working capital overall, including the timing and amount of accounts payable and other current asset and liability balances.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the three-month period ended March 31, 2024 mainly include interest paid on borrowings and costs associated with the Centuri separation.
Investing Cash Flows. Cash flows provided by consolidated investing activities decreased $1.04 billion in the first three months of 2024 as compared to the same period of 2023. The overall decrease was driven by $1.06 billion in proceeds received in connection with the MountainWest sale (net of cash sold) in 2023, partially offset by proceeds from the sale of other property.

Financing Cash Flows. Cash flows from consolidated financing activities increased $723 million in the first three months of 2024 as compared to the same period of 2023. The overall increase was primarily due to the first quarter 2023 repayment ($1.1 billion) of the then remaining balance of the term loan entered into by Southwest Gas Holdings, Inc. in connection with the 2021 acquisition of MountainWest, with no comparable repayment in the current year. Offsetting the increase between periods were impacts also primarily occurring in 2023, including proceeds received from the issuance of common stock in underwritten public offerings in March 2023 and debt proceeds by Southwest from the 364-day $450 million term loan to address an escalation in gas purchases (entered into in January 2023 and repaid in full in April 2023). The first quarter of 2023 also included $300 million of Senior Notes issued by Southwest. Other financing cash flows include borrowings and repayments under the companies’ credit facilities, and an increase in dividends paid.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $806 million in the first three months of 2024 as compared to the same period of 2023. The improvement in operating cash flows was primarily attributable to deferred gas costs change (as discussed above), as well as to other working capital changes.
Investing Cash Flows. Cash used in investing activities decreased $28 million in the first three months of 2024 as compared to the same period of 2023. While outflows for capital expenditures were generally comparable between periods, the current period reflects offsetting inflows due to proceeds received from the sale of property, as well as reduced outflows related to activity associated with customer advances for construction. See also Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash from financing activities decreased $480 million in the first three months of 2024 as compared to the same period of 2023. The decline was primarily due to activity during the first quarter of 2023, including Southwest’s issuance of a $450 million term loan in January 2023 along with the issuance of $300 million notes in the same quarter, offset by a $225 million term loan repayment in that same quarter of the prior year. Dividends paid and borrowing and repayment activity under the credit facility comprise the remaining activity between periods. See Note 5 – Debt.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the three-month period ended March 31, 2024, construction expenditures for the natural gas distribution segment were $191 million (not including amounts incurred for capital expenditures not yet paid). The majority of these expenditures, approximately 51%, were associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures, with the remainder related to new construction. These expenditures, along with the timing of capital projects, resulted in an increase in the construction work in progress balance as of March 31, 2024.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2026 will be approximately $2.4 billion. Of this amount, approximately $830 million is expected to be incurred during calendar year 2024. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During the three-year period ending December 31, 2026, Southwest will be required to renew or otherwise address its credit facility. Southwest has $75 million of long-term debt maturing in 2026, but otherwise no maturities in either 2024 or 2025. Also during that same three-year period, cash flows from operating activities of Southwest are expected to provide approximately 78% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to other regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.

Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, our payout ratio, and our ability to maintain investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. In February 2024, the Board determined to maintain the quarterly dividend at $0.62 per share, effective with the June 2024 payment. Although no assurances can be provided on our future dividend payments, the Board currently intends to reevaluate the dividend upon the completion of the Centuri separation, and it is anticipated that we will pay a dividend at a level consistent with industry peers.
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
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2024, the combined balance in the PGA accounts totaled an under-collection of $199 million, and the substantial reduction in the PGA balance as of this date compared to balances existing in recently concluded comparable earlier periods is also highlighted by the substantial cash balance of more than $400 million existing as of March 31, 2024. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At March 31, 2024, $94 million was outstanding under this facility.
Southwest has a credit facility with a borrowing capacity of $400 million, which expires in April 2025. Southwest designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. There was no activity on either the long-term or short-term portions of the facility during the three-month period ending March 31, 2024. At March 31, 2024, no borrowings were outstanding on either the long-term or short-term portions of the facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include the existing credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s current revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2024, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million with related amounts borrowed and repaid available to be re-borrowed; the term loan facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at March 31, 2024 totaled $2.4 billion. The maximum amount outstanding on the combined facility during the first three months of 2024 was $1.117 billion. As of March 31, 2024, $125 million was outstanding on the revolving credit facility, in addition to $1 billion that was outstanding on the term loan portion of the facility. Also at March 31, 2024, there was approximately $201 million, net of letters of credit, available for borrowing under the line of credit.

As discussed earlier, in April 2024, the successful completion of an IPO of 14,260,000 shares of Centuri common stock was completed at a price of $21.00 per share, in addition to a concurrent private placement of 2,591,929 shares at a price equal to the IPO price. The collective net proceeds to Centuri approximated $329 million. Centuri used $316 million of the proceeds to repay amounts outstanding under its revolving credit and term loan facility, with the remainder intended for general corporate purposes. Following the IPO, the Company owns approximately 81% of the outstanding shares of Centuri common stock. The Company intends to further reduce its ownership in Centuri in future periods through sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, or through an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term maturities or address expiring credit facilities, those regarding separating from Centuri following the completed IPO, by means of sales into the market, a distribution to Company stockholders, or through an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest), the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, plans and expectations regarding the tax treatment of a separation of Centuri, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under a planned at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the earlier suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, including industry-specific tax regulations, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired business’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation following the completed IPO, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2023 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk since December 31, 2023.

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
Based on the most recent evaluation, as of March 31, 2024, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of our directors or Section 16 officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1	-	Amendment No.4 to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 22, 2024. File No. 001-37976.

Exhibit 10.2	-
Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holding, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 11, 2024. File No. 001-37976.

Exhibit 10.3	-
Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holding, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated April 11, 2024. File No. 001-37976.

Exhibit 10.4	-
Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holding, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated April 11, 2024. File No. 001-37976.

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended March 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 8, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 8, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

