Form 10-Q
period 2024-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2024-08-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,711,480 shares as of July 26, 2024.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 26, 2024.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,458,923	$10,140,362
Less: accumulated depreciation	(2,896,703)	(2,822,669)
Construction work in progress	226,210	200,549
Net regulated operations plant	7,788,430	7,518,242
Other property and investments, net	1,234,942	1,266,340
Current assets:
Cash and cash equivalents	599,639	106,536
Accounts receivable, net of allowances	796,238	886,549
Accrued utility revenue	46,400	93,000
Income taxes receivable, net	9,661	1,935
Deferred purchased gas costs	39,777	552,885
Prepaid and other current assets	239,887	218,832
Current assets held for sale	—	21,377
Total current assets	1,731,602	1,881,114
Noncurrent assets:
Goodwill	786,175	789,729
Deferred income taxes	2,171	463
Deferred charges and other assets	442,024	414,008
Total noncurrent assets	1,230,370	1,204,200
Total assets	$11,985,344	$11,869,896
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,709,298 and 71,563,750 shares)	$73,339	$73,194
Additional paid-in capital	2,709,674	2,541,790
Accumulated other comprehensive loss, net	(45,615)	(43,787)
Retained earnings	755,367	738,839
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,492,765	3,310,036
Noncontrolling interest	174,199	—
Total equity	3,666,964	3,310,036
Redeemable noncontrolling interest	7,671	104,667
Long-term debt, less current maturities	5,063,577	4,609,838
Total capitalization	8,738,212	8,024,541
Current liabilities:
Current maturities of long-term debt	31,194	42,552
Short-term debt	111,000	628,500
Accounts payable	264,289	346,907
Customer deposits	57,399	48,460
Income taxes payable, net	2,241	817
Accrued general taxes	63,769	58,053
Accrued interest	36,575	36,605
Deferred purchased gas costs	121,323	—
Other current liabilities	408,364	522,953
Total current liabilities	1,096,154	1,684,847
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	792,244	752,997
Accumulated removal costs	463,000	458,000
Other deferred credits and other long-term liabilities	895,734	949,511
Total deferred income taxes and other credits	2,150,978	2,160,508
Total capitalization and liabilities	$11,985,344	$11,869,896
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Regulated operations revenues	$510,093	$487,866	$1,563,026	$1,437,877
Utility infrastructure services revenues	672,075	805,779	1,200,098	1,459,072
Total operating revenues	1,182,168	1,293,645	2,763,124	2,896,949
Operating expenses:
Net cost of gas sold	242,479	231,053	872,476	738,590
Operations and maintenance	134,623	128,795	269,769	277,703
Depreciation and amortization	96,072	111,705	215,214	224,225
Taxes other than income taxes	21,228	21,604	44,131	45,834
Utility infrastructure services expenses	604,545	715,717	1,120,188	1,319,397
Goodwill impairment and loss on sale	—	—	—	71,230
Total operating expenses	1,098,947	1,208,874	2,521,778	2,676,979
Operating income	83,221	84,771	241,346	219,970
Other income and (expenses):
Net interest deductions	(73,769)	(69,347)	(145,374)	(146,681)
Other income	14,939	19,604	33,060	38,064
Total other income and (expenses)	(58,830)	(49,743)	(112,314)	(108,617)
Income before income taxes	24,391	35,028	129,032	111,353
Income tax expense	4,181	4,769	21,260	33,444
Net income	20,210	30,259	107,772	77,909
Net income attributable to noncontrolling interests	1,877	1,381	1,702	3,120
Net income attributable to Southwest Gas Holdings, Inc.	$18,333	$28,878	$106,070	$74,789
Earnings per share attributable to Southwest Gas Holdings, Inc.:
Basic	$0.26	$0.40	$1.48	$1.07
Diluted	$0.25	$0.40	$1.47	$1.07
Weighted average shares:
Basic	71,839	71,536	71,784	69,901
Diluted	72,015	71,722	71,949	70,072
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$20,210	$30,259	$107,772	$77,909
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33	66	66
Amortization of net actuarial loss	1,452	254	2,903	507
Regulatory adjustment	(1,099)	(90)	(2,199)	(180)
Net defined benefit pension plans	386	197	770	393
Foreign currency translation adjustments	(1,152)	2,294	(3,971)	2,391
Total other comprehensive income (loss), net of tax	(766)	2,491	(3,201)	2,784
Comprehensive income	19,444	32,750	104,571	80,693
Comprehensive income attributable to noncontrolling interests	1,708	1,381	1,533	3,120
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$17,736	$31,369	$103,038	$77,573
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$107,772	$77,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,214	224,225
Impairment of assets and other charges	—	71,230
Deferred income taxes	37,541	44,186
Gains on sale of property and equipment	(1,995)	(1,835)
Changes in undistributed stock compensation	6,794	5,696
Equity AFUDC	(3,674)	(82)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	61,648	(71,206)
Accrued utility revenue	46,600	44,900
Deferred purchased gas costs	634,430	(350,473)
Accounts payable	(82,012)	(349,451)
Accrued taxes	(585)	(1,913)
Other current assets and liabilities	(134,039)	368,464
Changes in deferred charges and other assets	(4,961)	(17,034)
Changes in other liabilities and deferred credits	(32,448)	(32,430)
Net cash provided by operating activities	850,285	12,186
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(444,502)	(438,735)
Proceeds from the sale of business, net of cash sold	—	1,050,878
Proceeds from the sale of property	21,377	—
Changes in customer advances	(4,943)	(8,296)
Other	2,181	3,586
Net cash provided by (used in) investing activities	(425,887)	607,433
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,804	246,727
Centuri distribution to redeemable noncontrolling interest	(92,839)	(39,894)
Dividends paid	(88,825)	(85,916)
Issuance of long-term debt, net	237,554	1,027,036
Retirement of long-term debt	(346,047)	(102,334)
Change in short-term portion of credit facility	32,500	(157,000)
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(1,822,747)
Withholding remittance - share-based compensation	(2,452)	(1,707)
Proceeds from Centuri initial public offering, net	330,343	—
Other, including principal payments on finance leases	(6,094)	(9,596)
Net cash provided by (used in) financing activities	68,944	(545,431)
Effects of currency translation on cash and cash equivalents	(239)	298
Change in cash and cash equivalents	493,103	74,486
Cash and cash equivalents included in current assets held for sale at beginning of period	—	23,803
Cash and cash equivalents at beginning of period	106,536	123,078
Cash and cash equivalents at end of period	$599,639	$221,367
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$139,373	$136,174
Income taxes paid, net	$5,769	$4,059
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock shares
Beginning balances	71,665	71,331	71,564	67,119
Common stock issuances	44	142	145	4,354
Ending balances	71,709	71,473	71,709	71,473
Common stock amount
Beginning balances	$73,295	$72,961	$73,194	$68,749
Common stock issuances	44	142	145	4,354
Ending balances	73,339	73,103	73,339	73,103
Additional paid-in capital
Beginning balances	2,547,485	2,524,631	2,541,790	2,287,183
Common stock issuances	7,902	9,592	9,410	247,040
Centuri IPO	154,287	—	154,287	—
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—
Ending balances	2,709,674	2,534,223	2,709,674	2,534,223
Accumulated other comprehensive loss
Beginning balances	(46,222)	(43,949)	(43,787)	(44,242)
Centuri IPO	1,204	—	1,204	—
Foreign currency exchange translation adjustment	(983)	2,294	(3,802)	2,391
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	386	197	770	393
Ending balances	(45,615)	(41,458)	(45,615)	(41,458)
Retained earnings
Beginning balances	781,683	742,513	738,839	747,069
Net income	18,333	28,878	106,070	74,789
Dividends declared	(44,649)	(44,660)	(89,348)	(89,295)
Redemption value adjustments	—	(29,773)	(194)	(35,605)
Ending balances	755,367	696,958	755,367	696,958
Total Southwest Gas Holdings, Inc. equity ending balances	3,492,765	3,262,826	3,492,765	3,262,826
Noncontrolling interest
Beginning balances	—	—	—	—
Centuri IPO	172,501	—	172,501	—
Net income attributable to noncontrolling interest holders	1,867	—	1,867	—
Foreign currency exchange translation adjustment	(169)	—	(169)	—
Ending balances	174,199	—	174,199	—
Total equity ending balances	$3,666,964	$3,262,826	$3,666,964	$3,262,826
Dividends declared per common share	$0.62	$0.62	$1.24	$1.24
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,458,923	$10,140,362
Less: accumulated depreciation	(2,896,703)	(2,822,669)
Construction work in progress	226,210	200,549
Net regulated operations plant	7,788,430	7,518,242
Other property and investments, net	155,739	152,658
Current assets:
Cash and cash equivalents	564,894	71,154
Accounts receivable, net of allowance	168,845	269,195
Accrued utility revenue	46,400	93,000
Income taxes receivable, net	30	26
Deferred purchased gas costs	39,777	552,885
Receivable from parent	642	—
Prepaid and other current assets	194,340	188,138
Current assets held for sale	—	21,376
Total current assets	1,014,928	1,195,774
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	390,400	390,742
Total noncurrent assets	401,555	401,897
Total assets	$9,360,652	$9,268,571
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,160,535	2,156,577
Accumulated other comprehensive loss, net	(39,778)	(40,548)
Retained earnings	1,087,666	1,018,474
Total equity	3,257,535	3,183,615
Long-term debt, less current maturities	3,503,298	3,501,543
Total capitalization	6,760,833	6,685,158
Current liabilities:
Accounts payable	137,186	215,744
Customer deposits	57,399	48,460
Accrued general taxes	63,769	58,053
Accrued interest	35,007	34,955
Deferred purchased gas costs	121,323	—
Payable to parent	—	1,711
Other current liabilities	221,353	271,899
Total current liabilities	636,037	630,822
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	797,849	749,836
Accumulated removal costs	463,000	458,000
Other deferred credits and other long-term liabilities	702,933	744,755
Total deferred income taxes and other credits	1,963,782	1,952,591
Total capitalization and liabilities	$9,360,652	$9,268,571
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Regulated operations revenues	$510,093	$487,866	$1,563,026	$1,402,745
Operating expenses:
Net cost of gas sold	242,479	231,053	872,476	732,222
Operations and maintenance	129,627	124,731	260,493	255,919
Depreciation and amortization	61,687	74,845	146,510	149,495
Taxes other than income taxes	21,228	21,604	44,131	44,344
Total operating expenses	455,021	452,233	1,323,610	1,181,980
Operating income	55,072	35,633	239,416	220,765
Other income and (expenses):
Net interest deductions	(39,839)	(37,104)	(76,283)	(75,726)
Other income	14,211	18,742	32,311	37,185
Total other (expenses)	(25,628)	(18,362)	(43,972)	(38,541)
Income before income taxes	29,444	17,271	195,444	182,224
Income tax expense (benefit)	1,850	(1,849)	32,025	28,408
Net income	$27,594	$19,120	$163,419	$153,816
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$27,594	$19,120	$163,419	$153,816
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33	66	66
Amortization of net actuarial loss	1,452	254	2,903	507
Regulatory adjustment	(1,099)	(90)	(2,199)	(180)
Net defined benefit pension plans	386	197	770	393
Total other comprehensive income, net of tax	386	197	770	393
Comprehensive income	$27,980	$19,317	$164,189	$154,209

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$163,419	$153,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,510	149,495
Deferred income taxes	47,770	43,668
Changes in undistributed stock compensation	5,331	4,188
Equity AFUDC	(3,674)	—
Changes in current assets and liabilities:
Accounts receivable, net of allowance	100,350	60,879
Accrued utility revenue	46,600	44,900
Deferred purchased gas costs	634,430	(335,469)
Accounts payable	(80,757)	(349,060)
Accrued taxes	5,711	(4,314)
Other current assets and liabilities	(62,943)	349,295
Changes in deferred charges and other assets	(18,578)	(33,384)
Changes in other liabilities and deferred credits	(32,475)	(31,843)
Net cash provided by operating activities	951,694	52,171
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(391,347)	(381,193)
Proceeds from the sale of property	21,377	—
Changes in customer advances	(4,943)	(8,297)
Other	206	278
Net cash used in investing activities	(374,707)	(389,212)
CASH FLOW FROM FINANCING ACTIVITIES:
Contribution from parent	—	530,000
Dividends paid	(81,400)	(71,600)
Issuance of long-term debt, net	—	297,759
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(675,000)
Withholding remittance - share-based compensation	(1,801)	(1,494)
Other	(46)	(1,495)
Net cash provided by (used in) financing activities	(83,247)	478,170

Change in cash and cash equivalents	493,740	141,129
Cash and cash equivalents at beginning of period	71,154	51,823
Cash and cash equivalents at end of period	$564,894	$192,952
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$73,859	$68,303
Income taxes paid, net	$—	$—
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	2,156,318	1,624,919	2,156,577	1,622,969
Share-based compensation	4,217	1,107	3,958	3,057
Contributions from Southwest Gas Holdings, Inc.	—	530,000	—	530,000
Ending balances	2,160,535	2,156,026	2,160,535	2,156,026
Accumulated other comprehensive loss
Beginning balances	(40,164)	(38,065)	(40,548)	(38,261)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	386	197	770	393
Ending balances	(39,778)	(37,868)	(39,778)	(37,868)
Retained earnings
Beginning balances	1,112,273	1,030,164	1,018,474	935,355
Net income	27,594	19,120	163,419	153,816
Share-based compensation	(100)	(76)	(427)	(363)
Dividends declared to Southwest Gas Holdings, Inc.	(52,101)	(39,600)	(93,800)	(79,200)
Ending balances	1,087,666	1,009,608	1,087,666	1,009,608
Total Southwest Gas Corporation equity ending balances	$3,257,535	$3,176,878	$3,257,535	$3,176,878
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. (together with its subsidiaries, the “Company”) is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), and until April 22, 2024, all of the shares of common stock of Centuri Group, Inc. (“utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest” or the “pipeline and storage” segment). References throughout this document to “Centuri” relate to Centuri Group, Inc., for periods prior to April 22, 2024, or more recently, to Centuri Holdings, Inc.
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams Partners Operating LLC (“Williams”) for $1.5 billion in total enterprise value, subject to certain adjustments. The sale closed on February 14, 2023.
Also as part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri Holdings, Inc. announced the completion of an initial public offering of Centuri Holdings, Inc. common stock (the “Centuri IPO”). Following the Centuri IPO, the Company owns approximately 81% of Centuri. Through the first quarter of 2024 and leading up to the Centuri IPO, Centuri continued to be wholly owned by Southwest Gas Holdings, Inc. Centuri continues to be consolidated as part of these financial statements, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. Centuri now makes separate filings with the Securities and Exchange Commission (the “SEC”) as a public company. The Company’s common stock continues to trade under the ticker symbol “SWX,” while Centuri’s common stock trades under the ticker symbol “CTRI.” See Note 8 - Centuri Separation.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity, highlighted by the significant amount of cash existing as of the end of the second quarter of 2024, reflective of the collection of gas cost under purchased gas cost mechanisms as a component of customer bills. While mechanisms exist in all states in which Southwest operates, which effectively and primarily decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and subsidiaries, and of Southwest (with its subsidiaries) included herein have been prepared pursuant to the rules and regulations of the SEC. The year-end 2023 condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. No substantive change, other than the Centuri IPO and the resulting noncontrolling interest in Centuri, has occurred with regard to the Company’s business segments on the whole during the recently completed quarter.
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
Centuri and the Company do not always have the same basis of presentation, which could result in differences between the amounts presented in the Company’s financial information related to Centuri, and amounts included in Centuri’s separate publicly filed financial information. The most significant difference during the periods presented in this Form 10-Q were due to Centuri recording income tax expense using an annual effective tax rate methodology, while the Company followed a discrete method consistent with regulated utility accounting.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

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
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Net cash surrender value of COLI policies	$151,218	$146,546
Other property	4,521	6,112
Total Southwest Gas Corporation	155,739	152,658
Non-regulated property, equipment, and intangibles	1,751,844	1,752,094
Non-regulated accumulated provision for depreciation and amortization	(711,499)	(675,632)
Other property and investments	38,858	37,220
Total Southwest Gas Holdings, Inc.	$1,234,942	$1,266,340
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
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $314.1 million and $48.9 million of money market fund investments at June 30, 2024 and December 31, 2023, respectively. Of these amounts, $308 million and $38.6 million at June 30, 2024 and December 31, 2023, respectively, were held by Southwest. Refer to discussion above regarding recent collections under Southwest’s purchased gas adjustment mechanisms.
Noncash investing activities include capital expenditures that were not yet paid, thereby remaining in accounts payable, amounts related to which declined by approximately $8.5 million for the Company and increased by approximately $2.2 million for Southwest during the six months ended June 30, 2024; and declined approximately $34 million and $29.7 million during the six months ended June 30, 2023, for the Company and Southwest, respectively.
The Company and Southwest expanded their presentation in the first quarter 2024 to show the Change in short-term portion of credit facility and Repayment of short-term debt as separate line items within their Condensed Consolidated Statements of Cash Flows. The comparable prior-year period has been updated to reflect this change.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest include, among other things, materials and operating supplies of $82.7 million at June 30, 2024 and $83.4 million at December 31, 2023 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1 each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2023, management qualitatively assessed whether events during the first six months of 2024 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2023	$11,155	$778,574	$789,729
Foreign currency translation adjustment	—	(3,554)	(3,554)
June 30, 2024	$11,155	$775,020	$786,175
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.4 million of dividends declared as of both June 30, 2024 and December 31, 2023, respectively. Also included in the balance for the Company and Southwest was $46 million and $87.6 million in accrued purchased gas cost as of June 30, 2024 and December 31, 2023, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2024	2023	2024	2023
Southwest Gas Corporation:
Change in COLI policies	$1,000	$3,900	$4,600	$6,300
Interest income	9,137	14,515	18,913	26,986
Equity AFUDC	1,835	—	3,674	—
Other components of net periodic benefit cost	4,130	5,234	8,261	10,193
Miscellaneous expense	(1,891)	(4,907)	(3,137)	(6,294)
Southwest Gas Corporation - total other income (deductions)	14,211	18,742	32,311	37,185
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(103)	273	(1)	(417)
Equity AFUDC	—	—	—	82
Equity in earnings (loss) of unconsolidated investments	(44)	89	(157)	449
Miscellaneous income and (expense)	855	521	898	516
Corporate and administrative	20	(21)	9	249
Southwest Gas Holdings, Inc. - total other income (deductions)	$14,939	$19,604	$33,060	$38,064
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which ranged from an asset balance of $786 million as of June 30, 2023 to a net liability balance of $82 million as of June 30, 2024. Interest income is earned on asset balances and interest expense is incurred on liability balances. Refer also to Note 2 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
Noncontrolling Interest. In connection with the Centuri IPO, the Company recorded a noncontrolling interest as part of equity in the Condensed Consolidated Balance Sheet (associated with the interests held by the new investors), and recognized the excess of the fair value of the Centuri IPO proceeds over the carrying value of the noncontrolling interest, in addition to a portion of Accumulated other comprehensive loss relevant to the proportional interest of the noncontrolling parties in Centuri, within Additional paid-in capital. The Condensed Consolidated Statements of Income include multiple components of comprehensive income attributable to noncontrolling interests following the Centuri IPO. These amounts, including those distinguishable from net income attributed to these parties, are separately presented in the Condensed Consolidated Statements of Equity. Refer also to Note 8 - Centuri Separation.
Redeemable Noncontrolling Interests. Separate from the noncontrolling ownership interests in Centuri, in connection with the earlier acquisition of Linetec in November 2018, the previous Linetec owner initially retained a 20% equity interest in that entity, with redemption of that interest being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous Linetec owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

2023, agreed to a partial 5% redemption (of the 15% then remaining). In April 2023, Centuri paid $39.9 million to the previous Linetec owner, thereby reducing the balance continuing to be redeemable at that time to 10% under the terms of the original agreement. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92 million, which resulted in Centuri owning all of the equity interest in Linetec as of March 31, 2024. The Company paid the $92 million in April 2024, in accordance with the agreement.
Separately, certain members of Riggs Distler management hold a 1.41% interest in Drum Parent, Inc. (“Drum”), the parent of Riggs Distler, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. A portion of the redeemable noncontrolling interest was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.
During the first quarter of 2024, Centuri forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange, obtained a 0.47% portion of the equity interest in Drum that had been funded through these notes. This comprises most of the change noted below as redemption of Drum interests during the first six months of 2024. Additionally, during the first quarter of 2024, Centuri reached an agreement to purchase 0.13% of the noncontrolling interest in Drum for $0.8 million, the majority which was accrued in March 2024 and ultimately paid in April 2024. The remaining noncontrolling interest in Drum outstanding as of June 30, 2024 was 0.81%, with Centuri owning over 99% of Drum following these events.
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

(Thousands of dollars)	Linetec	Drum	Total
Balance, December 31, 2023	$91,978	$12,689	$104,667
Net income (loss) attributable to redeemable noncontrolling interests	(193)	28	(165)
Redemption value adjustments	194	—	194
Redemption of equity interest from noncontrolling party	(91,979)	(5,046)	(97,025)
Balance, June 30, 2024	$—	$7,671	$7,671
Earnings Per Share. Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income attributable to Southwest Gas Holdings, Inc. by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance share units and restricted stock units). Unless otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Weighted average basic shares	71,839	71,536	71,784	69,901
Effect of dilutive securities:
Restricted stock units (1)	176	186	165	171
Weighted average diluted shares	72,015	71,722	71,949	70,072
(1) The number of securities included 144,000 and 159,000 performance share units during the three months ended June 30, 2024 and June 30, 2023, the total of which was derived by assuming that target performance will be achieved during the relevant performance period. During the six months ended June 30, 2024 and June 30, 2023, respectively, the number of securities included 140,000 and 146,000 performance share units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was 17.1% for the three months ended June 30, 2024, compared to 13.6% for the corresponding period in 2023 primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and nondeductible costs associated with the Centuri IPO. The Company’s effective tax was 16.5% for the six months ended June 30, 2024, compared to 30.0% for corresponding period in 2023 primarily due to amortization of excess deferred income taxes, nondeductible costs associated with the Centuri IPO, and the MountainWest sale in 2023, which included the impact of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

book versus tax basis differences related to that transaction. The tax impacts of further separation of Centuri will depend on the ultimate separation path (See Note 8 - Centuri Separation).
Southwest’s effective tax rate was 6.3% for the three months ended June 30, 2024, compared to (10.7)% for the corresponding period in 2023 primarily due to pre-tax income differences, differences in the amount of amortization of excess deferred income taxes between periods, and the impacts of company-owned life insurance. Southwest’s effective tax rate was 16.4% for the six months ended June 30, 2024, compared to 15.6% in the corresponding period in 2023, including the impacts of the items noted above. The effective tax rates varied from the statutory rate primarily as the result of the amortization of excess deferred income taxes.
In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company and Southwest are currently reviewing this revenue procedure, and implementing technology system functionality, to determine the potential impact on their financial position, results of operations, and cash flows. Due to the Company’s current tax net operating loss position, the adoption is not expected to result in immediate cash tax benefits.
Recent Accounting Standards Updates.
Recently issued accounting pronouncement that will be effective in 2024 and later periods:
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update, among other amendments, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as an amount and description of the composition of other segment items to reconcile to segment profit or loss. The update also requires the title and position of the entity’s CODM to be disclosed, and extends certain annual disclosures to interim periods. The provisions of the update are effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest’s disclosures.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Note 2 – Components of Net Periodic Benefit Cost
The components of Southwest's net periodic benefit cost for its pension plan, supplemental retirement plan ("SERP"), and postretirement benefits other than pensions ("PBOP") for the three and six months ended June 30, 2024 and 2023 are presented in the following tables.

	Qualified Retirement Plan
	June 30,
	Three Months		Six Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$7,063	$6,460	$14,126	$12,920
Interest cost	15,097	14,791	30,194	29,582
Expected return on plan assets	(21,953)	(21,015)	(43,906)	(42,030)
Amortization of net actuarial loss	1,577	84	3,154	168
Net periodic benefit cost	$1,784	$320	$3,568	$640

	SERP
	June 30,
	Three Months		Six Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$61	$62	$122	$124
Interest cost	542	531	1,084	1,062
Amortization of net actuarial loss	333	250	666	499
Net periodic benefit cost	$936	$843	$1,872	$1,685

	PBOP
	June 30,
	Three Months		Six Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$322	$317	$644	$634
Interest cost	795	825	1,589	1,650
Expected return on plan assets	(565)	(606)	(1,130)	(1,212)
Amortization of prior service costs	44	44	88	88
Net periodic benefit cost	$596	$580	$1,191	$1,160

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

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
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2024	2023	2024	2023
Residential	$310,552	$322,674	$1,094,789	$1,061,987
Small commercial	110,640	106,528	317,085	280,712
Large commercial	29,310	25,042	67,326	56,133
Industrial/other	15,471	14,455	36,294	35,569
Transportation	26,673	23,737	55,360	54,280
Revenue from contracts with customers	492,646	492,436	1,570,854	1,488,681
Alternative revenue program revenues (deferrals)	13,070	(7,887)	(16,363)	(94,091)
Other revenues (1)	4,377	3,317	8,535	8,155
Total Regulated operations revenues	$510,093	$487,866	$1,563,026	$1,402,745
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Utility Infrastructure Services Segment:
During the fourth quarter of 2023, utility infrastructure services segment management, in connection with Centuri’s planned separation, changed its service type revenue classification to align with changes in its organizational structure, and as a result, prior year “other” revenue has been recast into gas infrastructure services or electric power infrastructure services to reflect these changes, with no impact to revenue overall. The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers, disaggregated by service and contract types:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2024	2023*	2024	2023*
Service Types:
Gas infrastructure services	$381,676	$439,966	$642,902	$738,606
Electric power infrastructure services	284,723	351,786	545,189	694,061
Other	5,676	14,027	12,007	26,405
Total Utility infrastructure services revenues	$672,075	$805,779	$1,200,098	$1,459,072
*The three months ended June 30, 2023 were previously presented as: Gas infrastructure services of $433,469, Electric power infrastructure services of $234,494, and Other of $137,816. The six months ended June 30, 2023 were previously presented as: Gas infrastructure services of $730,877, Electric power infrastructure services of $468,134, and Other of $260,061.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2024	2023	2024	2023
Contract Types:
Master services agreement	$559,459	$650,723	$1,002,701	$1,198,329
Bid contract	112,616	155,056	197,397	260,743
Total Utility infrastructure services revenues	$672,075	$805,779	$1,200,098	$1,459,072

Unit price contracts	$398,441	$422,575	$706,290	$751,102
Fixed price contracts	134,566	189,170	244,848	356,085
Time and materials contracts	139,068	194,034	248,960	351,885
Total Utility infrastructure services revenues	$672,075	$805,779	$1,200,098	$1,459,072
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of June 30, 2024 and December 31, 2023 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Contracts receivable, net	$338,235	$347,454
Revenue earned on contracts in progress in excess of billings	289,036	269,808
Amounts billed in excess of revenue earned on contracts	17,177	43,694
Revenue earned on contracts in progress in excess of billings (contract assets) that are not expected to be invoiced and collected within a year from the financial statement date are not included in the table above, and were $25.3 million as of June 30, 2024, and $0.2 million as of December 31, 2023. These non-current balances were included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets.
These contract assets primarily relate to Centuri’s rights to consideration for work completed, but not billed and/or approved for billing at the reporting date, and are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The decrease in the contract liability balance from December 31, 2023 to June 30, 2024 of $27 million was due to revenue recognized during the period, net of new payments received in advance of work performed.
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
As of June 30, 2024, Centuri had 50 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2024 was $178 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$335,704	$348,021
Other receivables	3,213	1,945
Contracts receivable, gross	338,917	349,966
Allowance for doubtful accounts	(682)	(2,512)
Contracts receivable, net	$338,235	$347,454

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

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
During the six months ended June 30, 2024, the Company issued approximately 78,000 shares of common stock through the Omnibus Incentive Plan.
Additionally, during the six months ended June 30, 2024, the Company issued 67,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising approximately $4.7 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$77,598	$75,000	$79,502
Medium-term notes, 7.92% series, due 2027	25,000	26,260	25,000	26,883
Medium-term notes, 6.76% series, due 2027	7,500	7,658	7,500	7,800
Notes, 5.8%, due 2027	300,000	304,170	300,000	309,180
Notes, 3.7%, due 2028	300,000	285,090	300,000	285,300
Notes, 5.45%, due 2028	300,000	302,280	300,000	307,170
Notes, 2.2%, due 2030	450,000	381,645	450,000	382,635
Notes, 4.05%, due 2032	600,000	543,900	600,000	563,940
Notes, 6.1%, due 2041	125,000	126,175	125,000	126,238
Notes, 4.875%, due 2043	250,000	211,750	250,000	214,050
Notes, 3.8%, due 2046	300,000	220,950	300,000	225,240
Notes, 4.15%, due 2049	300,000	228,120	300,000	236,370
Notes, 3.18%, due 2051	300,000	189,870	300,000	197,760
Unamortized discount and debt issuance costs	(28,052)		(29,594)
	3,304,448		3,302,906
Revolving credit facility and commercial paper	—	—	—	—
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,150)		(1,363)
	198,850		198,637
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,503,298		3,501,543
Southwest Gas Holdings, Inc.:
SWH term loan facility	550,000	550,000	—	—
Centuri secured term loan facility	831,375	831,375	994,238	996,723
Centuri secured revolving credit facility	143,597	143,710	77,121	77,205
Other debt obligations	81,774	78,359	96,599	92,209
Unamortized discount and debt issuance costs	(15,273)		(17,111)
Less: current maturities	(31,194)		(42,552)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$5,063,577		$4,609,838

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Southwest has a $400 million credit facility that was otherwise scheduled to expire in April 2025. However, in August 2024, Southwest entered into a new agreement to replace its existing credit facility. The agreement extends the maturity date to August 2029 and makes other miscellaneous changes, while the operations, designations, and key business terms are comparable to the prior facility. In regard to the facility in place as of June 2024, Southwest has designated $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. At June 30, 2024, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At June 30, 2024, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. On May 13, 2024, Centuri amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to Canadian Overnight Repo Rate Average (“CORRA”). The applicable margin for the revolving credit facility ranges from 1.0% to 2.5% for SOFR loans and from 0.0% to 1.5% for CORRA and “base rate” loans, depending on Centuri’s total net leverage ratio. The applicable margin for the term loan facility is 1.50% for base rate loans and 2.50% for SOFR loans. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. Centuri’s assets securing the facility at June 30, 2024 totaled $2.5 billion. At June 30, 2024, $1 billion in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
On March 22, 2024, Centuri amended the financial covenants of its revolving credit facility to increase the maximum total net leverage ratio for the fiscal quarter ending March 31, 2024 to a ratio of 5.75 to 1.00, for the fiscal quarter ending June 30, 2024 to a ratio of 6.00 to 1.00, and for the fiscal quarter ending September 30, 2024 to a ratio of 5.75 to 1.00. In addition, this amendment increased the adjusted maximum total net leverage ratio financial covenants, which would apply in the event that a “Qualified IPO” (as defined in the amendment) was consummated, for each of the fiscal quarters ending March 31, 2024, June 30, 2024, and September 30, 2024. The terms of the Centuri credit facility otherwise remain unchanged. Following the Centuri IPO and private placement, Centuri used approximately $316 million of proceeds to pay down $156 million of debt under the existing line of credit and $160 million of debt under the term loan portion of the facility, with the remainder intended for general corporate purposes.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that was set to mature in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. In August 2024, the Company amended its Term Loan agreement, extending the maturity date to July 31, 2025 and changed the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes. Management has reflected this indebtedness as long-term borrowings as of June 30, 2024.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. There was $111 million outstanding under this credit facility as of June 30, 2024.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding at June 30, 2024.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(11)	$33
Amortization of net actuarial (gain)/loss	1,910	(458)	1,452	334	(80)	254
Regulatory adjustment	(1,447)	348	(1,099)	(119)	29	(90)
Total other comprehensive income (loss) - Southwest Gas Corporation	507	(121)	386	259	(62)	197
Foreign currency translation adjustment	(1,152)	—	(1,152)	2,294	—	2,294
Total other comprehensive income (loss)	(645)	(121)	(766)	2,553	(62)	2,491
Total other comprehensive income (loss) - noncontrolling interest (2)	169	—	169	—	—	—
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(476)	$(121)	$(597)	$2,553	$(62)	$2,491

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$88	$(22)	$66	$88	$(22)	$66
Amortization of net actuarial (gain)/loss	3,820	(917)	2,903	667	(160)	507
Regulatory adjustment	(2,895)	696	(2,199)	(238)	58	(180)
Total other comprehensive income (loss) - Southwest Gas Corporation	1,013	(243)	770	517	(124)	393
Foreign currency translation adjustment	(3,971)	—	(3,971)	2,391	—	2,391
Total other comprehensive income (loss)	(2,958)	(243)	(3,201)	2,908	(124)	2,784
Total other comprehensive (income) loss - noncontrolling interest (2)	169	—	169	—	—	—
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(2,789)	$(243)	$(3,032)	$2,908	$(124)	$2,784
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
(2)Amount reflects the portion of the foreign currency translation adjustment attributable to the noncontrolling interest in Centuri following the Centuri IPO.
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)	$(3,239)	$—	$(3,239)	$(43,787)
Foreign currency translation adjustment	—	—	—	(3,971)	—	(3,971)	(3,971)
Amortization of prior service cost (1)	88	(22)	66	—	—	—	66
Amortization of net actuarial loss (1)	3,820	(917)	2,903	—	—	—	2,903
Regulatory adjustment (2)	(2,895)	696	(2,199)	—	—	—	(2,199)
Net current period other comprehensive income (loss)	1,013	(243)	770	(3,971)	—	(3,971)	(3,201)
Less current period other comprehensive (income) loss attributable to noncontrolling interest (4)	—	—	—	169	—	169	169
Centuri IPO (5)	—	—	—	1,204	—	1,204	1,204
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,013	(243)	770	(2,598)	—	(2,598)	(1,828)
Ending Balance AOCI June 30, 2024	$(52,339)	$12,561	$(39,778)	$(5,837)	$—	$(5,837)	$(45,615)
(1)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2024

(2)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets).
(3)Tax amounts are calculated using a 24% rate.
(4)Amount reflects the foreign currency translation adjustment attributable to the noncontrolling interest in Centuri following the Centuri IPO.
(5)Amount reflects the attributed proportion of the AOCI balance associated with the ownership interests in Centuri held by the new investors as of the Centuri IPO date, amounts for which were reclassified from AOCI to Additional paid-in capital on the Company’s Condensed Consolidated Balance Sheet.
The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)
Amortization of prior service cost (6)	88	(22)	66
Amortization of net actuarial loss (6)	3,820	(917)	2,903
Regulatory adjustment (7)	(2,895)	696	(2,199)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,013	(243)	770
Ending Balance AOCI June 30, 2024	$(52,339)	$12,561	$(39,778)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Net actuarial loss	$(358,148)	$(361,968)
Prior service cost	(1,090)	(1,178)
Less: amount recognized in regulatory assets	306,899	309,794
Recognized in AOCI	$(52,339)	$(53,352)
Note 7 – Segment Information
The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the pipeline and storage segment), the information for the six months ended June 30, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2024	December 31, 2023
Centuri accounts receivable for services provided to Southwest	$12,170	$13,017
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

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended June 30, 2024
Revenues from external customers	$510,093	$643,394	$—	$—	$1,153,487
Intersegment revenues	—	28,681	—	—	28,681
Total	$510,093	$672,075	$—	$—	$1,182,168
Segment net income (loss)	$27,594	$5,054	$—	$(14,315)	$18,333

Three Months Ended June 30, 2023
Revenues from external customers	$487,866	$775,473	$—	$—	$1,263,339
Intersegment revenues	—	30,306	—	—	30,306
Total	$487,866	$805,779	$—	$—	$1,293,645
Segment net income (loss)	$19,120	$18,818	$—	$(9,060)	$28,878

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Six Months Ended June 30, 2024
Revenues from external customers	$1,563,026	$1,148,139	$—	$—	$2,711,165
Intersegment revenues	—	51,959	—	—	51,959
Total	$1,563,026	$1,200,098	$—	$—	$2,763,124
Segment net income (loss)	$163,419	$(31,176)	$—	$(26,173)	$106,070

Six Months Ended June 30, 2023
Revenues from external customers	$1,402,745	$1,399,962	$35,132	$—	$2,837,839
Intersegment revenues	—	59,110	—	—	59,110
Total	$1,402,745	$1,459,072	$35,132	$—	$2,896,949
Segment net income (loss)	$153,816	$6,946	$(16,288)	$(69,685)	$74,789
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three months ending June 30, 2024 include approximately $11 million of interest expense, including amounts incurred under the $550 million Term Loan entered into in April 2023, along with the types of costs customarily incurred at the corporate/holding company level, and $1.7 million in costs associated with the planned separation of Centuri, offset by tax benefits experienced during the quarter.
Note 8 - Centuri Separation
In April 2024, the Company and Centuri Holdings, Inc. announced the completion of the Centuri IPO of 12,400,000 shares of Centuri’s common stock at a price of $21.00 per share. Centuri granted the underwriters a 30-day option to purchase up to an additional 1,860,000 shares of its common stock, which was exercised. In addition, Centuri announced the concurrent private placement of an additional 2,591,929 shares at a price equal to the Centuri IPO price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associate with Carl C. Icahn. Centuri’s common stock is listed on the New York Stock Exchange under the symbol “CTRI” and began trading on April 18, 2024. The net proceeds to Centuri from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18 million and offering expenses, were approximately $328 million. Of this amount, offering expenses of approximately $2.4 million were unpaid as of June 30, 2024. Centuri used the proceeds to repay a portion (approximately $316 million) of outstanding indebtedness under its revolving credit and term loan facility, with the remainder for general corporate purposes.
After completion of the Centuri IPO, the Company owns approximately 81% of all ownership interests in Centuri, and continues to consolidate the financial results of Centuri. As of the IPO date, management determined the carrying value of the noncontrolling interest based on the relationship that the ownership interest of the new investors bears to the carrying value (net assets) of Centuri (as reflected in the Company’s consolidated financial information). The difference between the fair value of proceeds from the Centuri IPO and the carrying value of the noncontrolling interest is reflected as a reduction in Additional paid-in capital of the Company. As of June 30, 2024, $174.2 million is reflected as equity attributable to noncontrolling interest in the Company’s Condensed Consolidated Balance Sheet. Net income attributable to noncontrolling interests for the three months and six months ended June 30, 2024 was $1.9 million, related to the approximately 19% noncontrolling interest in Centuri from the time of the closing of the Centuri IPO on April 22, 2024 through the end of the second quarter of 2024. Refer to the Company’s Condensed Consolidated Statement of Income and the Condensed Consolidated Statement of Equity for impacts associated with the noncontrolling interest in Centuri.
The following reflects the effects of changes in the Company’s ownership interest in Centuri on the Company’s equity:

Six Months Ended June 30,
(Thousands of dollars)	2024
Net income attributable to Southwest Gas Holdings, Inc.	$106,070
Increase in additional paid-in capital as a result of Centuri IPO	154,287
Change from net income attributable to Southwest Gas Holdings, Inc. and transfers from noncontrolling interest	$260,357
The Company intends to further reduce its ownership in future periods by means of: sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof. The Company entered into several agreements with Centuri Holdings, Inc. in connection with the Centuri IPO and the planned separation, providing a framework for the relationship between the Company and Centuri after the Centuri IPO, including a Separation Agreement, a Tax Matters Agreement, and a Registration Rights Agreement. Centuri’s new Board of Directors includes certain overlapping board members with the Company, including Andrew W. Evans, Anne L. Mariucci, and Karen S. Haller (the Company’s Chief Executive Officer).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), and through April 22, 2024, owned all of the shares of common stock of Centuri Group, Inc. (the “utility infrastructure services” segment). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.” References to “Centuri” relate to Centuri Group, Inc., for periods prior to April 22, 2024, or more recently, to Centuri Holdings, Inc.
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction that closed on February 14, 2023. Additionally, the Company determined it would pursue a separation of Centuri, including forming a new independent publicly traded utility infrastructure services company.
In April 2024, the Company and Centuri Holdings, Inc. announced the completion of an initial public offering (“IPO”) of Centuri’s common stock, with the issuance of 14,260,000 shares ($0.01 par value) at a price of $21.00 per share, along with a concurrent private placement of 2,591,929 shares, at a price equal to the IPO price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. The Company owns approximately 81% of Centuri following these events. Through the first quarter of 2024 and leading up to the IPO, Centuri was a wholly owned subsidiary of Southwest Gas Holdings, Inc. The net proceeds to Centuri from the IPO and the concurrent private placement totaled approximately $328 million, including optional purchase of IPO shares from underwriters. The Company intends to further reduce its ownership interest in future periods by means of: sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof.
Our business includes Southwest, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest is the largest regulated distributor of natural gas in Arizona and Nevada, and also distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest operates two regulated interstate pipelines serving portions of Nevada and California. Southwest makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs.
As of June 30, 2024, Southwest had 2,241,000 residential, commercial, industrial, and other natural gas customers, of which 1,201,000 customers were located in Arizona, 834,000 in Nevada, and 206,000 in California. Over the past twelve months, first-time meter sets were approximately 40,000, compared to 42,000 for the twelve months ended June 2023. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2024, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that fuels millions of homes and businesses across the United States (“U.S.”) and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 87 primary locations across 45 states and provinces in the U.S. and Canada. It operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
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
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising or sustained high interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources. Certain of these impacts may be more predominant in certain of our operations, such as with regard to fuel costs for work equipment and skilled/trade labor costs at Centuri.
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
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months
(In thousands, except per share amounts)	2024	2023	2024	2023
Contribution to net income
Natural gas distribution	$27,594	$19,120	$163,419	$153,816
Utility infrastructure services	5,054	18,818	(31,176)	6,946
Pipeline and storage	—	—	—	(16,288)
Corporate and administrative	(14,315)	(9,060)	(26,173)	(69,685)
Net income	$18,333	$28,878	$106,070	$74,789

Weighted average common shares	71,839	71,536	71,784	69,901
Basic earnings per share
Consolidated	$0.26	$0.40	$1.48	$1.07

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$122,777	$102,789	$379,585	$362,153
Plus:
Operations and maintenance (excluding Admin. & General) expense	83,150	79,179	164,455	158,875
Depreciation and amortization expense	61,687	74,845	146,510	149,495
Operating margin	$267,614	$256,813	$690,550	$670,523
2nd Quarter 2024 overview and other recent developments
Southwest Gas Holdings highlights include the following:
•Completed the Centuri IPO with net proceeds of $328 million used primarily to repay amounts under Centuri’s term loan and revolving credit facility
•In August 2024, amended the $550 million term loan, extending the debt maturity to July 2025
•Corporate and administrative expenses include $11 million in interest expense related to borrowings and $1.7 million in Centuri separation costs
Natural gas distribution highlights include the following:
•40,000 first-time meters sets occurred over the past 12 months
•Operating margin increased $11 million in the second quarter of 2024, including Nevada rate relief
•Operations and maintenance expenses grew less than 2% on a year-to-date basis
•In August 2024, replaced the existing credit facility, extending the expiration from 2025 to 2029
•$391 million capital investment year-to-date
Utility infrastructure services highlights include the following:
•Revenues of $672 million in the second quarter of 2024, a decrease of $133.7 million, or 17%, compared to the second quarter of 2023 (which included favorable weather and more offshore wind work, as well more storm restoration work)
•Operating income of $33.1 million in the second quarter of 2024, a decrease of $20.1 million, compared to the second quarter 2023 operating income
•In April 2024, paid down $316 million of debt from proceeds of the successful IPO
•Acquired the remaining interest in Linetec Services, LLC previously held by noncontrolling parties
•Capital allocation discipline and efficient asset utilization resulted in reductions in depreciation expense

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2024	2023
Regulated operations revenues	$510,093	$487,866
Net cost of gas sold	242,479	231,053
Operating margin	267,614	256,813
Operations and maintenance expense	129,627	124,731
Depreciation and amortization	61,687	74,845
Taxes other than income taxes	21,228	21,604
Operating income	55,072	35,633
Other income	14,211	18,742
Net interest deductions	39,839	37,104
Income before income taxes	29,444	17,271
Income tax expense (benefit)	1,850	(1,849)
Contribution to consolidated results	$27,594	$19,120
Results from natural gas distribution operations improved $8.5 million between the second quarters of 2024 and 2023. The improvement was primarily due to an increase in Operating margin and decrease in Depreciation and amortization, offset by an increase in Operations and maintenance expense and decrease in Other income.
Operating margin increased $10.8 million quarter over quarter. Combined rate relief in Nevada and California added approximately $18 million of incremental margin, and an additional $2 million is attributable to customer growth, including 40,000 first-time meter sets during the last twelve months. The combined impacts of certain customer rate components related to infrastructure and similar tracking mechanisms (not also impacting amortization expense), and the variable interest expense (“VIE”) adjustment mechanism in Nevada (for which amortization is recognized in interest expense), resulted in a combined $2 million of incremental margin between comparable periods. Furthermore, late fee assessments on customer account balances provided $1.2 million in incremental margin. Offsetting these impacts was a decrease in recoveries associated with other regulatory program balances of $16.1 million, for which an associated comparable decrease is also reflected in amortization expense (discussed below). The remaining variance primarily relates to changes in other miscellaneous revenue and revenue from customers outside of the decoupling mechanisms.
Operations and maintenance expense increased $4.9 million or 4% between quarters. General cost increases were experienced in a variety of areas, including in employee labor-related and benefit costs, leak survey and line locating activities, as well as insurance costs. These increases were partially offset by a reduction in external contractor and professional services expenses.
Depreciation and amortization expense decreased $13.2 million, or 18%, between quarters, driven primarily by $16.1 million in lower amortization associated with regulatory program balances (noted above), including changes in the amount of, and a shift in the timing of, the California Climate Credit return (from being returned and therefore, amortized, during the first quarter of 2023 to reverting to the more typical timing in the second quarter of 2024). This decrease was partially offset by an increase in depreciation on gas plant, reflective of a $695 million, or 7%, increase in average gas plant in service since the corresponding second quarter of 2023. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) decreased $4.5 million. Interest income declined $5.4 million between quarters primarily reflecting a reduction in carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which, on a combined basis, decreased from an asset balance of $786 million as of June 30, 2023 to a net liability balance of $82 million as of June 30, 2024. Interest is earned when balances are assets and interest expense is incurred when balances are liabilities. A $2.9 million decrease in values (including net death benefits) associated with company-owned life insurance (“COLI”) policies and a $1.1 million increase in non-service-related costs associated with employee pension and other postretirement benefits also contributed to the decrease overall between periods. Offsetting these decreases was a $1.8 million increase in the equity portion of the allowance for funds used during construction, and approximately $3 million in software write-offs in the prior year period, which did not recur in 2024.

Net interest deductions increased approximately $2.7 million in the second quarter of 2024, as compared to the prior-year quarter, primarily due to the regulatory treatment associated with Southwest’s Industrial development revenue bonds (the VIE mechanism noted above), including the impacts of deferrals and return/recoveries included in revenue/operating margin that are amortized through interest expense.
Results of Natural Gas Distribution
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2024	2023
Regulated operations revenues	$1,563,026	$1,402,745
Net cost of gas sold	872,476	732,222
Operating margin	690,550	670,523
Operations and maintenance expense	260,493	255,919
Depreciation and amortization	146,510	149,495
Taxes other than income taxes	44,131	44,344
Operating income	239,416	220,765
Other income	32,311	37,185
Net interest deductions	76,283	75,726
Income before income taxes	195,444	182,224
Income tax expense	32,025	28,408
Contribution to consolidated results	$163,419	$153,816
Results from natural gas distribution operations improved approximately $10 million between the first six months of 2024 and 2023. The improvement was primarily due to an increase in Operating margin and decrease in Depreciation and amortization, offset by an increase in Operations and maintenance expense.
Operating margin increased $20 million period over period. Approximately $7 million of incremental margin was attributable to customer growth, including 40,000 first-time meter sets during the last twelve months. Combined rate relief across all our service territories added approximately $28 million of incremental margin. Favorable impacts ($4.5 million, combined) were also realized in connection with certain rate components of infrastructure trackers and the Nevada VIE mechanism. Offsetting these increases was a decrease in recoveries associated with other regulatory programs, totaling $9.6 million, for which an associated comparable decrease is also reflected in amortization expense (discussed below). Furthermore, an $8 million out-of-period favorable gas cost adjustment in the prior-year period did not recur in 2024. Customary gas used in operations (the effects of which are offset in Operations and maintenance expense) also reduced operating margin ($3.8 million) in the current period. Changes in miscellaneous revenue and customers outside of the decoupling mechanisms comprise the remaining variance.
Operations and maintenance expense increased $4.6 million, or 2%, between periods. General cost increases were experienced in a variety of areas, including in employee labor-related and benefit costs ($2.4 million), leak survey and line locating activities ($3.7 million), and insurance costs. These increases were partially offset by impacts from the cost of fuel used in operations ($3.8 million, as noted above) and a reduction in other contractor and professional services ($3.3 million).
Depreciation and amortization expense decreased approximately $3 million, or 2%, between periods, due primarily to a decrease of $9.6 million in amortization associated with the recovery of regulatory program balances, including a sizeable difference in the amount of the California Climate Credit between periods. This decrease was offset by an increase in depreciation on gas plant, reflective of a $686 million, or 7%, increase in average gas plant in service since the corresponding period of 2023. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) decreased approximately $4.9 million. Interest income declined $8.1 million between periods primarily reflecting a reduction to carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which decreased from an asset balance of $786 million as of June 30, 2023 to a net liability balance of $82 million as of June 30, 2024. Offsetting these decreases was a $3.7 million increase in the equity portion of the allowance for funds used during construction. Non-service components of postretirement benefit costs increased in 2024, but COLI policy death benefits and nonrecoverable software write-offs experienced in the prior year period did not recur in 2024.
Net interest deductions increased $0.6 million in the first six months of 2024, as compared to the prior-year period, including offsetting impacts of $300 million of Senior Notes issued in March 2023 and the payoff in April 2023 of a $450 million term loan.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2024	2023
Utility infrastructure services revenues	$672,075	$805,779
Operating expenses:
Utility infrastructure services expenses	604,545	715,717
Depreciation and amortization	34,385	36,860
Operating income	33,145	53,202
Other income (deductions)	708	883
Net interest deductions	22,629	24,525
Income before income taxes	11,224	29,560
Income tax expense	4,293	9,361
Net income	6,931	20,199
Net income attributable to noncontrolling interests	1,877	1,381
Contribution to consolidated results	$5,054	$18,818
Utility infrastructure services revenues decreased $133.7 million, or 17%, in the second quarter of 2024 when compared to the prior-year quarter, driven by decreases in electric utility infrastructure services (“Electric”) revenues of $67.1 million, and $58.3 million gas utility infrastructure services (“Gas”) revenues. The decrease in Electric revenues was primarily due to a reduction in net volume of work under existing master services agreements (“MSAs”), and a decrease specific to offshore wind revenues of $20.8 million due to timing of project completion. Included in current period Electric revenue was $36.4 million from emergency restoration services following storm damage to U.S. customers’ above-ground utility infrastructure, compared to $33.9 million in emergency restoration services in the same quarter in the prior year. The decrease in Gas revenues was primarily due to a reduction in net volume of work under existing customer MSAs and timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed.
Utility infrastructure services expenses decreased $111.2 million, or 16%, in the second quarter of 2024 when compared to the prior-year quarter due primarily to a lower volume of infrastructure services provided. Subcontractor costs decreased during the second quarter of 2024 compared to the prior-year quarter primarily due to decreased work under offshore wind projects and change in the mix of work. Margin on jobs in the second quarter of 2024 also decreased primarily due to lower margins on bid work, one-time severance incurred in the current period, decreased volumes leading to underutilization of fixed costs, and unfavorable changes in the mix of work. Included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $9.4 million between quarters primarily due to lower incentive compensation during the current period and reductions in corporate salary and benefit costs. Gains on sale of equipment in the second quarter of 2024 and 2023 (reflected as an offset to Utility infrastructure services expenses) were approximately $1.1 million and $1.2 million, respectively.
Depreciation and amortization expense decreased $2.5 million between quarters, primarily due to a number of small tools within Electric operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, highlighted by capital expenditures of $106.6 million in 2023 compared to capital expenditures of $130.2 million in 2022, which impacted depreciation on a relative basis in the periods following.
The decrease in net interest deductions of $1.9 million between quarters was primarily due to a reduction in the average debt balance as Centuri paid down $156 million of debt under its revolving credit facility and $160 million of debt under its term loan facility with proceeds from its April IPO and concurrent private placement.

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2024	2023
Utility infrastructure services revenues	$1,200,098	$1,459,072
Operating expenses:
Utility infrastructure services expenses	1,120,188	1,319,397
Depreciation and amortization	68,704	74,730
Operating income	11,206	64,945
Other income (deductions)	740	203
Net interest deductions	46,728	46,901
Income (loss) before income taxes	(34,782)	18,247
Income tax expense (benefit)	(5,308)	8,181
Net income (loss)	(29,474)	10,066
Net income attributable to noncontrolling interests	1,702	3,120
Contribution to consolidated results	$(31,176)	$6,946
Utility infrastructure services revenues decreased $259 million, or 18%, in the first six months of 2024 when compared to the prior-year comparative period, driven primarily by decreases in Electric revenues of $148.9 million, and Gas revenues of $95.7 million. The decline in Electric revenues was primarily due to a net reduction in volume of work under MSAs, as well as a decrease in offshore wind revenues of $33.4 million due to timing of project completion, and due to a decrease in emergency restoration services of $18.9 million during the period ($45.6 million in the current period, compared to $64.5 million in the previous period). The decrease in Gas revenues was primarily due to a reduction in net volumes under existing customer MSAs and timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed.
Utility infrastructure services expenses decreased $199.2 million, or 15%, between periods. The overall decrease was primarily due to lower volume of infrastructure services provided. Subcontractor costs decreased during the period of 2024 compared to the prior-year period primarily due to decreased work under offshore wind projects and changes in mix of work. Margin on jobs also decreased in the current year-to-date period compared to the same period in the prior year due to unfavorable winter weather, lower margins on bid work, a reduction in more profitable emergency restoration services between periods, and underutilization of fixed costs due to the lower volume of work. General and administrative costs included in total utility infrastructure services expenses decreased approximately $4.4 million between comparative periods primarily due to lower incentive compensation and lower corporate salary and benefit costs during the current period, partially offset by an increase in one-time severance and strategic review costs. Gains on sale of equipment in the first six months of 2024 and 2023 (reflected as an offset to Utility infrastructure services expenses) were approximately $2 million and $1.8 million, respectively.
Depreciation and amortization expense decreased $6 million between periods, primarily due to a number of small tools within Electric operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, as discussed above.
Income tax benefit increased $13.5 million between quarters, primarily due to differences in pre-tax income and provisions under the tax law.
Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), the California Public Utilities Commission (the “CPUC”), and two of Southwest’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”).
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed its 2024 Arizona rate case application in early February 2024, proposing an increase in revenue of approximately $126 million to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest’s current level of operations and maintenance expense. The request includes a return on common equity of 10.15% and a 0.81% fair value increment, relative to a 50% target equity ratio and a proposed twelve-month post-test year adjustment for non-revenue producing plant. In addition to proposing the continuation of full revenue decoupling under the Delivery Charge Adjustment (“DCA”) mechanism, Southwest proposed the establishment of the System Improvement Benefit (“SIB”) mechanism, a capital tracker designed to support required code and regulatory-related infrastructure replacements. Southwest also proposed to set the carrying cost for the interest component of the DCA and Gas Cost Balancing Account (“GCBA”) rate adjustment mechanisms to equal the Commission-authorized Weighted Average Cost of Capital, and to establish an Unrecovered Gas Cost Expense Provision (“UGCE”), which represents the gas cost-related portion of net write-offs of uncollectible customer accounts. The UGCE would allow Southwest to more timely recover commodity and related components of such accounts. Rates, following the conclusion of the rate case, are anticipated to become effective in the second quarter of 2025. Southwest’s existing general rates became effective February 1, 2023 following the conclusion of the previous general rate case.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as described above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin balance. The existing rate to return the over-collected balance existing as of March 31, 2023 was approved and became effective August 1, 2023. The most recent filing was made in April 2024, requesting to update rates to address the $17.5 million over-collected balance existing as of March 31, 2024, and is anticipated to be implemented in the third quarter of 2024.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in the amortization of excess accumulated deferred income taxes (“EADIT”), including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest has filed subsequent TEAM rate applications, including a recent filing, which proposed to update the TEAM surcredit to refund $5.03 million of estimated EADIT savings. The adjusted rate became effective June 1, 2024.
Customer-Owned Yard Line (“COYL”) Program. Southwest originally received approval, in connection with its 2010 Arizona general rate case, to implement a program to conduct leak surveys, and if leaks were present, to replace and relocate service lines and meters for Arizona customers whose meters were placed away from the customer’s home, representing a non-traditional configuration. The COYL program has been subject to proceedings to recover investments since that time. In February 2024, Southwest requested approval to recover the outstanding revenue requirement of approximately $1.8 million associated with 2023 COYL investments. The adjusted rate became effective June 15, 2024.
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
Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case in September 2023 based on the test year ended May 2023. The initial request was updated with a certification filing primarily for plant placed in service and incremental annual leak survey costs through November 2023. Those updates resulted in an updated overall request of $74 million, an increase over the initial request of $69.8 million. A stipulation was reached with Regulatory Operations Staff and the Bureau of Consumer Protection, settling certain issues and agreeing to a black box settlement with a statewide increase of $65.6 million, before any adjustments for the cost of capital. Following a hearing on cost of capital issues, the PUCN issued a decision approving an annual increase in revenues of $59 million, approving the proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items were a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset (discussed further below); and refreshed depreciation rates that are somewhat lower than proposed. New rates became effective in April 2024.
General Revenues Adjustment. The General Revenues Adjustment (“GRA”), or Nevada decoupling mechanism, was affirmed as part of Southwest’s most recently concluded general rate case and adjustments are included in the Annual Rate Adjustment (“ARA”) filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2023 related to the approximate $8.7 million over-collected balance as of September 30, 2023. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA filing became effective May 1, 2024, earlier than the typical July 1, 2024 effective date.
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
California Jurisdiction
Attrition Filing. Following the 2021 implementation of rates approved as part of the most recent general rate case, the continuation of annual Post Test Year (“PTY”) margin attrition increases of 2.75% began in January 2022. The most recent increase included the attrition component, along with adjustments related to the amortization of EADIT, the impact of the Automatic Trigger Mechanism (“ATM”) on authorized rate base, and margin associated with the North Lake Tahoe Lateral replacement project. The ATM adjusts the rate of return up or down (in this case, up) as a result of changes in the average utility bond yield that exceed 100 basis points. The cumulative impact resulted in an annual increase of $11.6 million effective January 2024 for Southwest’s combined southern California, northern California, and South Lake Tahoe rate jurisdictions. The PTY increase of $4.7 million associated with the North Lake Tahoe Lateral revenue requirement became effective February 1, 2024.
Service Area Extension. Southwest filed a request to expand its southern California certificated service area, a Certificate of Public Convenience and Necessity (“CPCN”), to include the Army’s National Training Center at Fort Irwin, located northeast of Barstow, California. The CPCN was approved by the CPUC in April 2024 and authorizes Southwest to construct approximately 21 miles of distribution main pipeline to deliver natural gas service to the newly certificated area in Fort Irwin, which at the time of filing was estimated to cost approximately $38.7 million.
FERC Jurisdiction
General Rate Case. Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, filed notice of a change in rates (pursuant to applicable regulations) on March 6, 2024, requesting that rates for natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which will allow rates to go into effect, subject to refund, September 6, 2024. The filing includes a request to continue a term-differentiated rate structure which was adopted as part of Great Basin’s last general rate case, an overall revenue increase of approximately $16 million, and a return on equity of 14.05% and 13.05% applicable to each category of shippers, as applicable, and a capital structure of 44% long-term debt and 56% common equity. A primary driver of the proposed increase is approximately $99 million of capital investments anticipated to be placed in service by the end of the August 31, 2024 test year. Motion rates, subject to refund, are anticipated to become effective in September 2024, with an initial decision during the second quarter of 2025.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of June 30, 2024, under-collections in Arizona and California resulted in an asset of approximately $39.8 million and over-collections in southern and northern Nevada resulted in a liability of approximately $121.3 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The substantial reduction in balances between periods in the table below reflects a combination of specific recovery rates in place to collect the build-up of earlier balances as a result of the cost paid for gas in those earlier periods, and recent conditions whereby base rates under the mechanisms have exceeded the cost of recent gas purchases with suppliers, given substantially lower natural gas prices compared to those experienced heading into 2023.
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

The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2024	December 31, 2023	June 30, 2023
Arizona	$31,510	$251,416	$338,831
Northern Nevada	(30,392)	45,757	60,781
Southern Nevada	(90,931)	218,761	349,649
California	8,267	36,951	36,327
	$(81,546)	$552,885	$785,588
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest has undertaken significant pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. In addition, certain national events, including several major storms in recent years affecting central portions of the U.S., contributed to the periodic run-up in gas supply costs, before commodity costs significantly dropped in more recent periods. This collective activity necessitated the issuance of both debt and equity securities to supplement cash flows from operations, before cash reserves built up at the utility in more recent periods, including from collections under the PGA mechanisms. Southwest Gas Holdings, Inc. and Southwest’s capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings, Inc. and Southwest.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $838 million in the first six months of 2024 as compared to the same period of 2023. The increase was primarily driven by the collection of previously deferred purchased gas costs for Southwest. As noted above, in the previous year rates billed to customers for gas supply costs were lower than actual expenditures. These differences were deferred and are now being collected and have provided a significant source of available funds in the current period. The improvement in cash flows also reflects the impacts of changes in other components of working capital overall, including the timing and amount of accounts payable and other current asset and liability balances.
Investing Cash Flows. Cash flows provided by consolidated investing activities decreased $1.03 billion in the first six months of 2024 as compared to the same period of 2023. The overall decrease was driven by $1.05 billion in proceeds received in connection with the MountainWest sale (net of cash sold) in 2023, partially offset by proceeds from the sale of other property.
Financing Cash Flows. Cash flows from consolidated financing activities increased $614 million in the first six months of 2024 as compared to the same period of 2023. The overall increase was primarily due to activity in 2023, including the first quarter 2023 repayment ($1.1 billion) of the then remaining balance of the term loan entered into by Southwest Gas Holdings, Inc. in connection with the 2021 acquisition of MountainWest, along with other borrowing and repayment activity in that year. Net financing activities in 2024 include proceeds received ($330 million, excluding $2.4 million of offering expenses that were unpaid as of June 30, 2024) from the Centuri IPO, with the majority of the proceeds used by Centuri to pay down portions of its revolving credit and term loan facility. Financing cash flows also include Centuri’s redemption of the previously remaining redeemable noncontrolling interest in Linetec for $92 million in 2024 (compared to $40 million of partial redemption in the comparable period in the prior year), in addition to utilization of its credit facility for this and other purposes. The prior year period also included proceeds received from the issuance of common stock in an underwritten public offering in March 2023, with no comparable issuance in the current year. Other financing cash flows include borrowings and repayments under the companies’ credit facilities, and an increase in dividends paid between periods.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the first six months of 2024 overall primarily include interest paid on outstanding borrowings and costs associated with the Centuri separation.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.

Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased approximately $900 million in the first six months of 2024 as compared to the same period of 2023. The improvement in operating cash flows was primarily attributable to the collection of deferred purchased gas costs (as discussed above), as well as cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities decreased $15 million in the first six months of 2024 as compared to the same period of 2023. While outflows for capital expenditures increased by $10 million between periods, the current period also reflects inflows from the sale of property, as well as reduced outflows related to customer advances for construction. See also Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash from financing activities decreased $561 million in the first six months of 2024 as compared to the same period of 2023. The decline was primarily due to $530 million in parent capital contributions in 2023 with no comparable contribution in the current year. Outflows for dividend payments increased in the current period. Other impacts primarily relate to the mostly offsetting borrowing activity in 2023, including issuance of long- and short-term debt and repayment of short-term debt, along with activity under Southwest’s credit facility in that year. See Note 5 – Debt.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the six-month period ended June 30, 2024, construction expenditures for the natural gas distribution segment were $391 million. The majority of these expenditures, approximately 55%, were associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures, with the remainder related to new construction.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2026 will be approximately $2.4 billion. Of this amount, approximately $830 million is expected to be incurred during calendar year 2024. Southwest plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. In August 2024, Southwest entered into a new credit facility to replace the existing credit facility that was otherwise set to expire in 2025; the new agreement includes similar terms to the existing facility, but the new agreement extends the maturity date to 2029. Otherwise, Southwest has $75 million of long-term debt maturing in 2026, but no debt maturities in either 2024 or 2025. Also during that same three-year period, cash flows from operating activities of Southwest are expected to provide approximately 78% of the funding for gas operations of Southwest and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, as well as growth levels in Southwest’s service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
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

On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2024, the balance in the PGA accounts included an under-collection of approximately $39.8 million pertaining to the Arizona and California jurisdictions and an over-collection of $121.3 million pertaining to Nevada. The substantial reduction in the PGA balance as of this date compared to balances existing in recently concluded and comparable earlier periods is also highlighted by the substantial cash balance of $565 million existing as of June 30, 2024. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At June 30, 2024, $111 million was outstanding under this facility.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that was set to mature in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. In August 2024, the Company amended its Term Loan agreement, extending the maturity date to July 31, 2025 and changed the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes. Management has reflected this indebtedness as long-term borrowings as of June 30, 2024.
Southwest has a credit facility with a borrowing capacity of $400 million, which was set to expire in April 2025, before it was replaced in August 2024, extending the maturity date to 2029, as noted earlier. The operations, designations, and key business terms are comparable to the prior facility. Southwest designates $150 million of capacity under the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. There was no activity on either the long-term or short-term portions of the existing facility during the six-month period ending June 30, 2024. Additionally, at June 30, 2024, no borrowings were outstanding on either the long-term or short-term portions of the existing facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility in place has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include utilization of the credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2024, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million, with related amounts borrowed and repaid being available to be re-borrowed; the term loan facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at June 30, 2024 totaled $2.5 billion. The maximum amount outstanding on the combined facility during the first six months of 2024 was $1.117 billion. As of June 30, 2024, $144 million was outstanding on the revolving credit facility, in addition to $831 million that was outstanding on the term loan portion of the facility. Also at June 30, 2024, there was approximately $196 million, net of letters of credit, available for borrowing under the line of credit.
In April 2024, Centuri successfully completed an IPO of 14,260,000 shares of Centuri common stock at a price of $21.00 per share, in addition to a concurrent private placement of 2,591,929 shares at a price equal to the IPO price. The collective net proceeds to Centuri approximated $328 million. Centuri used $316 million of the proceeds to repay amounts outstanding under its revolving credit and term loan facility, with the remainder intended for general corporate purposes. Following the IPO, the Company owns approximately 81% of the outstanding shares of Centuri common stock. The Company intends to further reduce its ownership in Centuri in future periods through: sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, through an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof.
Critical Accounting Policies and Estimates
As of June 30, 2024, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term debt maturities, those regarding separating from Centuri following the completed IPO, by means of sales into the market, a distribution to Company stockholders, or through an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest), the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, plans and expectations regarding the tax treatment of a separation of Centuri, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation in Nevada, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under a planned at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the earlier suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, including industry-specific tax regulations, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation following the completed IPO, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Based on the most recent evaluation, as of June 30, 2024, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2024, none of our directors or Section 16 officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1
Form of Restricted Stock Unit Award Agreement under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.2
Form of Performance Stock Unit Award Agreement (EPS and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.3
Form of Performance Stock Unit Award Agreement (UNI and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.4		Performance Stock Unit Award Agreement with Karen S. Haller. Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.5		Performance Stock Unit Award Agreement with Robert J. Stefani. Incorporated herein by reference to Exhibit 10.5 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.6		Performance Stock Unit Award Agreement with Justin L. Brown. Incorporated herein by reference to Exhibit 10.6 to Form 8-K dated May 2, 2024. File No. 001-37976.

Exhibit 10.7		Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 dated May 10, 2024. File No. 333-279320.

Exhibit 10.8
Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holding, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 11, 2024. File No. 001-37976.

Exhibit 10.9
Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holding, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated April 11, 2024. File No. 001-37976.

Exhibit 10.10
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
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended June 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 6, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 6, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

