Form 10-Q
period 2024-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2024-11-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter and principal office address and telephone number			State of Incorporation	I.R.S. Employer Identification No.
001-37976	Southwest Gas Holdings, Inc.			Delaware	81-3881866
8360 S. Durango Drive
	Las Vegas,	Nevada	89113
	(702)	876-7237

1-7850	Southwest Gas Corporation			California	88-0085720
8360 S. Durango Drive
	Las Vegas,	Nevada	89113
	(702)	876-7237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,743,666 shares as of October 25, 2024.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 25, 2024.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,652,224	$10,140,362
Less: accumulated depreciation	(2,937,435)	(2,822,669)
Construction work in progress	243,375	200,549
Net regulated operations plant	7,958,164	7,518,242
Other property and investments, net	1,193,062	1,266,340
Current assets:
Cash and cash equivalents	456,643	106,536
Accounts receivable, net of allowances	673,219	886,549
Accrued utility revenue	47,800	93,000
Income taxes receivable, net	7,401	1,935
Deferred purchased gas costs	9,270	552,885
Prepaid and other current assets	261,063	218,832
Current assets held for sale	—	21,377
Total current assets	1,455,396	1,881,114
Noncurrent assets:
Goodwill	787,595	789,729
Deferred income taxes	2,833	463
Deferred charges and other assets	477,900	414,008
Total noncurrent assets	1,268,328	1,204,200
Total assets	$11,874,950	$11,869,896
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,740,332 and 71,563,750 shares)	$73,370	$73,194
Additional paid-in capital	2,714,958	2,541,790
Accumulated other comprehensive loss, net	(43,875)	(43,787)
Retained earnings	710,940	738,839
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,455,393	3,310,036
Noncontrolling interest	176,857	—
Total equity	3,632,250	3,310,036
Redeemable noncontrolling interest	7,706	104,667
Long-term debt, less current maturities	4,382,146	4,609,838
Total capitalization	8,022,102	8,024,541
Current liabilities:
Current maturities of long-term debt	30,264	42,552
Short-term debt	663,000	628,500
Accounts payable	226,960	346,907
Customer deposits	60,750	48,460
Income taxes payable, net	2,019	817
Accrued general taxes	64,005	58,053
Accrued interest	44,514	36,605
Deferred purchased gas costs	188,985	—
Other current liabilities	422,245	522,953
Total current liabilities	1,702,742	1,684,847
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	790,825	752,997
Accumulated removal costs	465,000	458,000
Other deferred credits and other long-term liabilities	894,281	949,511
Total deferred income taxes and other credits	2,150,106	2,160,508
Total capitalization and liabilities	$11,874,950	$11,869,896
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Regulated operations revenues	$359,131	$394,603	$1,922,157	$1,832,480
Utility infrastructure services revenues	720,053	774,889	1,920,151	2,233,961
Total operating revenues	1,079,184	1,169,492	3,842,308	4,066,441
Operating expenses:
Net cost of gas sold	111,712	170,056	984,188	908,646
Operations and maintenance	131,416	126,851	401,185	404,554
Depreciation and amortization	107,361	105,520	322,575	329,745
Taxes other than income taxes	22,283	21,147	66,414	66,981
Utility infrastructure services expenses	644,928	685,687	1,765,116	2,005,084
Goodwill impairment and loss on sale	—	—	—	71,230
Total operating expenses	1,017,700	1,109,261	3,539,478	3,786,240
Operating income	61,484	60,231	302,830	280,201
Other income and (expenses):
Net interest deductions	(77,731)	(71,998)	(223,105)	(218,679)
Other income	16,758	14,464	49,818	52,528
Total other income and (expenses)	(60,973)	(57,534)	(173,287)	(166,151)
Income before income taxes	511	2,697	129,543	114,050
Income tax expense (benefit)	(2,152)	(1,270)	19,108	32,174
Net income	2,663	3,967	110,435	81,876
Net income attributable to noncontrolling interests	2,374	736	4,076	3,856
Net income attributable to Southwest Gas Holdings, Inc.	$289	$3,231	$106,359	$78,020
Earnings per share attributable to Southwest Gas Holdings, Inc.:
Basic	$—	$0.05	$1.48	$1.11
Diluted	$—	$0.04	$1.48	$1.10
Weighted average shares:
Basic	71,880	71,626	71,816	70,488
Diluted	72,086	71,851	71,994	70,676
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,663	$3,967	$110,435	$81,876
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33	99	99
Amortization of net actuarial loss	1,452	253	4,355	760
Regulatory adjustment	(1,101)	(90)	(3,300)	(270)
Net defined benefit pension plans	384	196	1,154	589
Foreign currency translation adjustments	1,675	(2,261)	(2,296)	130
Total other comprehensive income (loss), net of tax	2,059	(2,065)	(1,142)	719
Comprehensive income	4,722	1,902	109,293	82,595
Comprehensive income attributable to noncontrolling interests	2,693	736	4,226	3,856
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$2,029	$1,166	$105,067	$78,739
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$110,435	$81,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,575	329,745
Impairment of assets and other charges	—	71,230
Deferred income taxes	35,263	45,317
Gains on sale of property and equipment	(2,651)	(3,090)
Changes in undistributed stock compensation	10,020	8,557
Equity AFUDC	(5,548)	(82)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	187,099	(40,232)
Accrued utility revenue	45,200	43,500
Deferred purchased gas costs	732,600	(252,022)
Accounts payable	(99,763)	(360,554)
Accrued taxes	1,690	12,687
Other current assets and liabilities	(143,233)	315,728
Changes in deferred charges and other assets	(16,582)	1,243
Changes in other liabilities and deferred credits	(22,769)	(55,469)
Net cash provided by operating activities	1,154,336	198,434
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(709,813)	(664,590)
Proceeds from the sale of business, net of cash sold	—	1,022,483
Proceeds from the sale of property	21,377	—
Changes in customer advances	(4,804)	(6,974)
Other	5,918	6,147
Net cash provided by (used in) investing activities	(687,322)	357,066
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	6,681	249,238
Redemption of redeemable noncontrolling interest	(92,839)	(39,894)
Dividends paid	(133,285)	(130,232)
Issuance of long-term debt, net	280,408	1,043,602
Retirement of long-term debt	(525,511)	(168,127)
Change in short-term portion of credit facility	34,500	(115,000)
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(1,822,747)
Withholding remittance - share-based compensation	(2,476)	(1,742)
Proceeds from Centuri initial public offering, net	327,967	—
Other, including principal payments on finance leases	(12,210)	(12,642)
Net cash used in financing activities	(116,765)	(597,544)
Effects of currency translation on cash and cash equivalents	(142)	102
Change in cash and cash equivalents	350,107	(41,942)
Cash and cash equivalents included in current assets held for sale at beginning of period	—	23,803
Cash and cash equivalents at beginning of period	106,536	123,078
Cash and cash equivalents at end of period	$456,643	$104,939
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$204,135	$196,609
Income taxes paid, net	$8,108	$5,957
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock shares
Beginning balances	71,709	71,473	71,564	67,119
Common stock issuances	31	42	176	4,396
Ending balances	71,740	71,515	71,740	71,515
Common stock amount
Beginning balances	$73,339	$73,103	$73,194	$68,749
Common stock issuances	31	42	176	4,396
Ending balances	73,370	73,145	73,370	73,145
Additional paid-in capital
Beginning balances	2,709,674	2,534,223	2,541,790	2,287,183
Common stock issuances	5,284	5,536	14,694	252,576
Centuri IPO	—	—	154,287	—
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—
Ending balances	2,714,958	2,539,759	2,714,958	2,539,759
Accumulated other comprehensive loss
Beginning balances	(45,615)	(41,458)	(43,787)	(44,242)
Centuri IPO	—	—	1,204	—
Foreign currency exchange translation adjustment	1,356	(2,261)	(2,446)	130
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	384	196	1,154	589
Ending balances	(43,875)	(43,523)	(43,875)	(43,523)
Retained earnings
Beginning balances	755,367	696,958	738,839	747,069
Net income	289	3,231	106,359	78,020
Dividends declared	(44,716)	(44,584)	(134,064)	(133,879)
Redemption value adjustments	—	13,759	(194)	(21,846)
Ending balances	710,940	669,364	710,940	669,364
Total Southwest Gas Holdings, Inc. equity ending balances	3,455,393	3,238,745	3,455,393	3,238,745
Noncontrolling interest
Beginning balances	174,199	—	—	—
Centuri IPO	—	—	172,501	—
Net income attributable to noncontrolling interest holders	2,339	—	4,206	—
Foreign currency exchange translation adjustment	319	—	150	—
Ending balances	176,857	—	176,857	—
Total equity ending balances	$3,632,250	$3,238,745	$3,632,250	$3,238,745
Dividends declared per common share	$0.62	$0.62	$1.86	$1.86
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Regulated operations plant:
Gas plant	$10,652,224	$10,140,362
Less: accumulated depreciation	(2,937,435)	(2,822,669)
Construction work in progress	243,375	200,549
Net regulated operations plant	7,958,164	7,518,242
Other property and investments, net	159,174	152,658
Current assets:
Cash and cash equivalents	401,653	71,154
Accounts receivable, net of allowance	131,560	269,195
Accrued utility revenue	47,800	93,000
Income taxes receivable, net	43	26
Deferred purchased gas costs	9,270	552,885
Prepaid and other current assets	222,148	188,138
Current assets held for sale	—	21,376
Total current assets	812,474	1,195,774
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	400,762	390,742
Total noncurrent assets	411,917	401,897
Total assets	$9,341,729	$9,268,571
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,162,196	2,156,577
Accumulated other comprehensive loss, net	(39,394)	(40,548)
Retained earnings	1,043,648	1,018,474
Total equity	3,215,562	3,183,615
Long-term debt, less current maturities	3,503,629	3,501,543
Total capitalization	6,719,191	6,685,158
Current liabilities:
Accounts payable	95,036	215,744
Customer deposits	60,750	48,460
Accrued general taxes	64,005	58,053
Accrued interest	38,363	34,955
Deferred purchased gas costs	188,985	—
Payable to parent	415	1,711
Other current liabilities	204,254	271,899
Total current liabilities	651,808	630,822
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	797,262	749,836
Accumulated removal costs	465,000	458,000
Other deferred credits and other long-term liabilities	708,468	744,755
Total deferred income taxes and other credits	1,970,730	1,952,591
Total capitalization and liabilities	$9,341,729	$9,268,571
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Regulated operations revenues	$359,131	$394,603	$1,922,157	$1,797,348
Operating expenses:
Net cost of gas sold	111,712	170,056	984,188	902,278
Operations and maintenance	129,736	122,270	390,229	378,189
Depreciation and amortization	74,153	69,268	220,663	218,763
Taxes other than income taxes	22,283	21,147	66,414	65,491
Total operating expenses	337,884	382,741	1,661,494	1,564,721
Operating income	21,247	11,862	260,663	232,627
Other income and (expenses):
Net interest deductions	(42,312)	(35,772)	(118,595)	(111,498)
Other income	16,665	14,537	48,976	51,722
Total other (expenses)	(25,647)	(21,235)	(69,619)	(59,776)
Income (loss) before income taxes	(4,400)	(9,373)	191,044	172,851
Income tax expense (benefit)	(4,972)	(6,122)	27,053	22,286
Net income (loss)	$572	$(3,251)	$163,991	$150,565
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$572	$(3,251)	$163,991	$150,565
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33	99	99
Amortization of net actuarial loss	1,452	253	4,355	760
Regulatory adjustment	(1,101)	(90)	(3,300)	(270)
Net defined benefit pension plans	384	196	1,154	589
Total other comprehensive income, net of tax	384	196	1,154	589
Comprehensive income (loss)	$956	$(3,055)	$165,145	$151,154

The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$163,991	$150,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,663	218,763
Deferred income taxes	47,061	43,348
Gain on sale of property	—	(136)
Changes in undistributed stock compensation	6,901	5,395
Equity AFUDC	(5,548)	—
Changes in current assets and liabilities:
Accounts receivable, net of allowance	137,635	66,275
Accrued utility revenue	45,200	43,500
Deferred purchased gas costs	732,599	(237,017)
Accounts payable	(103,708)	(346,579)
Accrued taxes	5,935	8,782
Other current assets and liabilities	(92,639)	291,863
Changes in deferred charges and other assets	(39,098)	(21,750)
Changes in other liabilities and deferred credits	(24,537)	(54,894)
Net cash provided by operating activities	1,094,455	168,115
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(643,720)	(581,190)
Proceeds from the sale of property	21,377	—
Changes in customer advances	(4,804)	(6,974)
Other	244	670
Net cash used in investing activities	(626,903)	(587,494)
CASH FLOW FROM FINANCING ACTIVITIES:
Contribution from parent	—	530,000
Dividends paid	(133,500)	(111,200)
Issuance of long-term debt, net	—	297,759
Change in long-term credit facility and commercial paper	—	(50,000)
Issuance of short-term debt	—	450,000
Repayment of short-term debt	—	(675,000)
Withholding remittance - share-based compensation	(1,801)	(1,528)
Other	(1,752)	(1,505)
Net cash provided by (used in) financing activities	(137,053)	438,526
Change in cash and cash equivalents	330,499	19,147
Cash and cash equivalents at beginning of period	71,154	51,823
Cash and cash equivalents at end of period	$401,653	$70,970
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$111,610	$99,425
Income taxes paid, net	$—	$—
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock shares
Beginning and ending balances	47,482	47,482	47,482	47,482
Common stock amount
Beginning and ending balances	$49,112	$49,112	$49,112	$49,112
Additional paid-in capital
Beginning balances	2,160,535	2,156,026	2,156,577	1,622,969
Share-based compensation	1,661	1,248	5,619	4,305
Contributions from Southwest Gas Holdings, Inc.	—	—	—	530,000
Ending balances	2,162,196	2,157,274	2,162,196	2,157,274
Accumulated other comprehensive loss
Beginning balances	(39,778)	(37,868)	(40,548)	(38,261)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	384	196	1,154	589
Ending balances	(39,394)	(37,672)	(39,394)	(37,672)
Retained earnings
Beginning balances	1,087,666	1,009,608	1,018,474	935,355
Net income (loss)	572	(3,251)	163,991	150,565
Share-based compensation	(90)	(75)	(517)	(438)
Dividends declared to Southwest Gas Holdings, Inc.	(44,500)	(39,700)	(138,300)	(118,900)
Ending balances	1,043,648	966,582	1,043,648	966,582
Total Southwest Gas Corporation equity ending balances	$3,215,562	$3,135,296	$3,215,562	$3,135,296
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. Southwest Gas Holdings, Inc. (together with its subsidiaries, the “Company”) is a holding company, owning all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), until April 22, 2024, all of the shares of common stock of Centuri Group, Inc. (“utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest” or the “pipeline and storage” segment). References throughout this document to “Centuri” relate to Centuri Group, Inc., for periods prior to April 22, 2024, or subsequently, to Centuri Holdings, Inc.
In December 2022, the Company announced that its Board of Directors (the “Board”) unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams Partners Operating LLC for $1.5 billion in total enterprise value, subject to certain adjustments. The sale closed on February 14, 2023.
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
On October 15, 2024, the Company and Carl C. Icahn and the persons and entities listed therein (collectively, the “Icahn Group”) entered into an Amended and Restated Cooperation Agreement (the “Amended Agreement”), which amends, restates, supersedes, and replaces in its entirety the Amended and Restated Cooperation Agreement entered into on November 21, 2023. In accordance with the terms of the Amended Agreement, the Company agreed with the Icahn Group, among other things, to nominate Andrew W. Evans, Henry P. Linginfelter, Ruby Sharma, and Andrew J. Teno (collectively, the “Icahn Designees”) for election at the Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). In addition, the Amended Agreement provides that the standstill restrictions on the Icahn Group will remain in effect until, and the Amended Agreement will terminate upon, the later of (x) the conclusion of the 2025 Annual Meeting and (y) the earlier of (1) immediately following the time at which Mr. Teno (or any replacement designee for Mr. Teno) is no longer serving on the Company’s Board and (2) thirty days prior to the expiration of the advance notice deadline for submission of director nominees in connection with the Company’s 2026 Annual Meeting of Stockholders; provided, however, that the Amended Agreement will terminate automatically on the date on which the Board re-appoints as a director any former director of the Board, without the approval of a majority of the Icahn Designees. The Company further agreed with the Icahn Group to establish the record date for the 2025 Annual Meeting for a time within thirty days of March 4, 2025. Other than the foregoing, the material terms of the prior agreement remain unchanged.
Southwest is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity, highlighted by the continuation of a significant cash balance existing as of the end of the third quarter of 2024, reflective of the collection of gas costs under purchased gas cost mechanisms as a component of customer bills. While mechanisms exist in all states in which Southwest operates, which effectively and primarily decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Basis of Presentation. The condensed consolidated financial statements of Southwest Gas Holdings, Inc. and its subsidiaries, and of Southwest Gas Corporation (with its subsidiaries) included herein have been prepared pursuant to the rules and

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

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
During the three months ended September 30, 2024, Centuri entered into an agreement for the securitization of accounts receivable, which includes the consolidation of a newly formed special purpose entity, and the derecognition of accounts receivable that are sold, due to the lack of continuing involvement following their sale to a third party. Refer to Note 3 – Revenue for further details.
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
Other Property and Investments. Other property and investments on Southwest’s and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Net cash surrender value of COLI policies	$154,673	$146,546
Other property	4,501	6,112
Total Southwest Gas Corporation	159,174	152,658
Non-regulated property, equipment, and intangibles	1,718,709	1,752,094
Non-regulated accumulated provision for depreciation and amortization	(725,942)	(675,632)
Other property and investments	41,121	37,220
Total Southwest Gas Holdings, Inc.	$1,193,062	$1,266,340
Held for sale. In the first quarter of 2023, the Company and Southwest concluded certain assets associated with their previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Condensed Consolidated Balance Sheets in the first quarter of 2023. Also in 2023, the Company and Southwest recorded an estimated loss of $5.2 million on the assets based upon an updated fair value less costs to sell. The sale was completed in January 2024.
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $173.4 million and $48.9 million of money market fund investments at September 30, 2024 and December 31, 2023, respectively. Of these amounts, $141.7 million and $38.6 million at September 30, 2024 and December 31, 2023, respectively, were held by Southwest.
Noncash investing activities include capital expenditures that were not yet paid, thereby remaining in accounts payable, amounts related to which declined by approximately $28.1 million and $17 million for the Company and Southwest,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

respectively, during the nine months ended September 30, 2024; and declined approximately $39.6 million and $35.2 million during the nine months ended September 30, 2023, for the Company and Southwest, respectively.
The Company and Southwest expanded their presentation in the first quarter 2024 to show the Change in short-term portion of credit facility and Repayment of short-term debt as separate line items within their Condensed Consolidated Statements of Cash Flows. The comparable prior-year period has been updated to reflect this change.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest include, among other things, materials and operating supplies of $77.5 million at September 30, 2024 and $83.4 million at December 31, 2023 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1 each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2023, management qualitatively assessed whether events during the first nine months of 2024 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2023	$11,155	$778,574	$789,729
Foreign currency translation adjustment	—	(2,134)	(2,134)
September 30, 2024	$11,155	$776,440	$787,595
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.5 million and $44.4 million of dividends declared as of September 30, 2024 and December 31, 2023, respectively. Also included in the balance for the Company and Southwest was $33.5 million and $87.6 million in accrued purchased gas costs as of September 30, 2024 and December 31, 2023, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest’s and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	2024	2023
Southwest Gas Corporation:
Change in COLI policies	$3,200	$(1,500)	$7,800	$4,800
Interest income	8,736	13,249	27,649	40,235
Equity AFUDC	1,874	—	5,548	—
Other components of net periodic benefit cost	4,131	5,097	12,392	15,290
Miscellaneous expense	(1,276)	(2,309)	(4,413)	(8,603)
Southwest Gas Corporation - total other income (deductions)	16,665	14,537	48,976	51,722
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(5)	18	(6)	(399)
Equity AFUDC	—	—	—	82
Equity in earnings (loss) of unconsolidated investments	127	142	(30)	591
Miscellaneous income and (expense)	37	(50)	935	466
Corporate and administrative	(66)	(183)	(57)	66
Southwest Gas Holdings, Inc. - total other income (deductions)	$16,758	$14,464	$49,818	$52,528
Interest income primarily relates to Southwest’s regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which ranged from an asset balance of $687 million as of September 30, 2023 to a net

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

liability balance of $180 million as of September 30, 2024. Interest income is earned on asset balances and interest expense is incurred on liability balances. Refer also to Note 2 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
Noncontrolling Interest. In connection with the Centuri IPO, the Company recorded a noncontrolling interest as part of equity in the Condensed Consolidated Balance Sheet (associated with the interests held by the new investors in Centuri), and recognized the excess of the fair value of the Centuri IPO proceeds over the carrying value of the noncontrolling interest, in addition to a portion of Accumulated other comprehensive loss relevant to the proportional interest of the noncontrolling parties in Centuri, within Additional paid-in capital. The Condensed Consolidated Statements of Income include multiple components of comprehensive income attributable to noncontrolling interests following the Centuri IPO. These amounts, including those distinguishable from net income attributed to these parties, are separately presented in the Condensed Consolidated Statements of Equity. Refer also to Note 8 - Centuri Separation.
Redeemable Noncontrolling Interests. Separate from the noncontrolling ownership interests in Centuri, in connection with the earlier acquisition of Linetec, by Centuri, in November 2018, the previous Linetec owner initially retained a 20% equity interest in that entity, with redemption of that interest being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, through Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the previous Linetec owner, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the 15% then remaining). In April 2023, Centuri paid $39.9 million to the previous Linetec owner, thereby reducing the balance continuing to be redeemable at that time to 10% under the terms of the original agreement. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92 million, which resulted in Centuri owning all of the equity interest in Linetec as of March 31, 2024. Centuri paid the total amount payable under the terms of the redemption agreement in April 2024.
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
During the first quarter of 2024, Centuri forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange, obtained a 0.47% portion of the equity interest in Drum that had been funded through these notes. This comprises most of the change noted below as redemption of Drum interests during the first nine months of 2024. Additionally, during the first quarter of 2024, Centuri reached an agreement to purchase 0.13% of the noncontrolling interest in Drum for $0.8 million, the majority of which was accrued in March 2024 and ultimately paid in April 2024. The remaining noncontrolling interest in Drum outstanding as of September 30, 2024 was 0.81%, with Centuri owning over 99% of Drum following these events.
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

(Thousands of dollars)	Linetec	Drum	Total
Balance, December 31, 2023	$91,978	$12,689	$104,667
Net income (loss) attributable to redeemable noncontrolling interests	(193)	63	(130)
Redemption value adjustments	194	—	194
Redemption of redeemable noncontrolling interest	(91,979)	(5,046)	(97,025)
Balance, September 30, 2024	$—	$7,706	$7,706
Earnings Per Share. Basic earnings per share (“EPS”) in each period of this report were calculated by dividing net income attributable to Southwest Gas Holdings, Inc. by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance share units and restricted stock units). Unless

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

otherwise noted, the term “Earnings Per Share” refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Weighted average basic shares	71,880	71,626	71,816	70,488
Effect of dilutive securities:
Restricted stock units (1)	206	225	178	188
Weighted average diluted shares	72,086	71,851	71,994	70,676
(1) The number of securities included 165,000 and 189,000 performance share units during the three months ended September 30, 2024 and September 30, 2023, the total of which was derived by assuming that target performance will be achieved during the relevant performance period. During the nine months ended September 30, 2024 and September 30, 2023, respectively, the number of securities included 148,000 and 160,000 performance share units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was (421.1)% for the three months ended September 30, 2024, compared to (47.1)% for the corresponding period in 2023, primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and corporate-owned life insurance (“COLI”). The Company’s effective tax was 14.8% for the nine months ended September 30, 2024, compared to 28.2% for the corresponding period in 2023, primarily due to amortization of excess deferred income taxes, nondeductible costs associated with the Centuri IPO, and the MountainWest sale in 2023, which included the impact of book versus tax basis differences related to that transaction. The tax impacts of further separation of Centuri will depend on the ultimate separation path (See Note 8 - Centuri Separation).
Southwest’s effective tax rate was 113.0% for the three months ended September 30, 2024, compared to 65.3% for the corresponding period in 2023 primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and the impacts of COLI. Southwest’s effective tax rate was 14.2% for the nine months ended September 30, 2024, compared to 12.9% in the corresponding period in 2023 primarily due to the amortization of excess accumulated deferred income taxes and COLI.
In April 2023, the Internal Revenue Service issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company intends to adopt this change in tax accounting method with its 2024 U.S. federal income tax return filing in 2025, and it expects the safe harbor method to increase tax repair deductions. The effects of the change in method are not expected to be material to the financial statements overall, as this change will result in an increase in a deferred tax liability offset by a net operating loss position deferred tax asset.
Recent Accounting Standards Updates.
Recently issued accounting pronouncement that will be effective in 2024 and later periods:
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update, among other amendments, requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as an amount and description of the composition of other segment items to reconcile to segment profit or loss. The update also requires the title and position of the entity’s CODM to be disclosed, and extends certain annual disclosures to interim periods. The provisions of the update are effective for fiscal years beginning after December 15, 2023 and interim periods within the fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company and Southwest expect that the adoption of this guidance will only impact disclosures, with no impact on results of operations, cash flows, or financial condition.
Recently issued accounting pronouncement that will be effective after 2024:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for enhanced income tax information primarily through changes in the rate reconciliation and income taxes paid. The update is effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company and Southwest expect that the adoption of this guidance will only impact disclosures, with no impact on results of operations, cash flows, or financial condition.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Note 2 – Components of Net Periodic Benefit Cost
The components of Southwest's net periodic benefit cost for its pension plan, supplemental retirement plan ("SERP"), and postretirement benefits other than pensions ("PBOP") for the three and nine months ended September 30, 2024 and 2023 are presented in the following tables.

	Qualified Retirement Plan
	September 30,
	Three Months		Nine Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$7,063	$6,460	$21,189	$19,380
Interest cost	15,097	14,791	45,291	44,373
Expected return on plan assets	(21,953)	(21,015)	(65,859)	(63,045)
Amortization of net actuarial loss	1,577	84	4,731	252
Net periodic benefit cost	$1,784	$320	$5,352	$960

	SERP
	September 30,
	Three Months		Nine Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$61	$62	$183	$186
Interest cost	542	531	1,626	1,593
Amortization of net actuarial loss	333	249	999	748
Net periodic benefit cost	$936	$842	$2,808	$2,527

	PBOP
	September 30,
	Three Months		Nine Months
	2024	2023	2024	2023
(Thousands of dollars)
Service cost	$322	$317	$966	$951
Interest cost	794	825	2,383	2,475
Expected return on plan assets	(565)	(606)	(1,695)	(1,818)
Amortization of prior service costs	44	44	132	132
Net periodic benefit cost	$595	$580	$1,786	$1,740

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

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
Natural Gas Distribution Segment:
Southwest’s operating revenues included on the Condensed Consolidated Statements of Income of both the Company and Southwest include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	2024	2023
Residential	$189,156	$215,376	$1,283,945	$1,277,363
Small commercial	70,708	85,955	387,793	366,667
Large commercial	20,569	27,888	87,895	84,021
Industrial/other	13,443	16,596	49,737	52,165
Transportation	27,515	23,278	82,875	77,558
Revenue from contracts with customers	321,391	369,093	1,892,245	1,857,774
Alternative revenue program revenues (deferrals)	34,341	21,840	17,978	(72,251)
Other revenues (1)	3,399	3,670	11,934	11,825
Total Regulated operations revenues	$359,131	$394,603	$1,922,157	$1,797,348
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023*	2024	2023*
Service Types:
Gas infrastructure services	$416,424	$450,335	$1,059,326	$1,188,941
Electric power infrastructure services	300,510	314,850	845,699	1,008,911
Other	3,119	9,704	15,126	36,109
Total Utility infrastructure services revenues	$720,053	$774,889	$1,920,151	$2,233,961
*The three months ended September 30, 2023 were previously presented as: Gas infrastructure services of $443,083, Electric power infrastructure services of $200,547, and Other of $131,259. The nine months ended September 30, 2023 were previously presented as: Gas infrastructure services of $1,173,960, Electric power infrastructure services of $668,681, and Other of $391,320.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2024	2023	2024	2023
Contract Types:
Master services agreement	$569,000	$631,913	$1,571,701	$1,830,242
Bid contract	151,053	142,976	348,450	403,719
Total Utility infrastructure services revenues	$720,053	$774,889	$1,920,151	$2,233,961

Unit price contracts	$412,871	$440,787	$1,119,161	$1,191,889
Fixed price contracts	138,242	165,637	383,090	521,722
Time and materials contracts	168,940	168,465	417,900	520,350
Total Utility infrastructure services revenues	$720,053	$774,889	$1,920,151	$2,233,961
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of September 30, 2024 and December 31, 2023 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Contracts receivable, net	$253,019	$347,454
Revenue earned on contracts in progress in excess of billings	288,568	269,808
Amounts billed in excess of revenue earned on contracts	21,894	43,694
Revenue earned on contracts in progress in excess of billings (contract assets) that are not expected to be invoiced and collected within a year from the financial statement date are not included in the table above, and were $24.1 million as of September 30, 2024, and $0.2 million as of December 31, 2023. These non-current balances were included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets.
These contract assets primarily relate to Centuri’s rights to consideration for work completed, but not billed and/or approved for billing at the reporting date, and are transferred to contracts receivable when the rights become unconditional. The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The decrease in the contract liability balance from December 31, 2023 to September 30, 2024 of $21.8 million was due to revenue recognized during the period, net of new payments received in advance of work performed.
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
As of September 30, 2024, Centuri had 42 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of September 30, 2024 was $249.1 million. Centuri expects to recognize the remaining performance obligations over approximately the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Billed on completed contracts and contracts in progress	$253,809	$348,021
Other receivables	2,115	1,945
Contracts receivable, gross	255,924	349,966
Allowance for doubtful accounts	(2,905)	(2,512)
Contracts receivable, net	$253,019	$347,454
In September 2024, Centuri Group, Inc. and certain other subsidiaries of Centuri Holdings, Inc. entered into a three-year Accounts Receivable Securitization Facility (“the Facility”) for an aggregate amount of up to $125 million with PNC Bank, National Association (“PNC”), to enhance Centuri’s financial flexibility by providing additional liquidity.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Under the Facility, certain designated subsidiaries of Centuri have sold and/or contributed, and will continue to sell and/or contribute, their trade accounts receivable and contract assets generated in the ordinary course of business to an indirect wholly owned bankruptcy-remote Special Purpose Entity (“SPE”) of Centuri created specifically for this purpose. The SPE is a variable interest entity, and Centuri is the primary beneficiary and therefore consolidates the SPE. The SPE transfers ownership and control of accounts receivable (but not contract assets) to PNC for payments as set forth in the receivables purchase agreement. Centuri and its related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy Centuri’s creditors or those of its related subsidiaries. Centuri has not recorded any servicing asset or liability related to this continuing involvement as Centuri has determined it is compensated adequately for its servicing role. Centuri accounts for accounts receivable sold to PNC as a sale of financial assets and has derecognized the accounts receivable from its consolidated balance sheet for the current period.
In addition, Centuri has agreed to guarantee the performance of the indirect wholly-owned subsidiaries and Centuri Group, Inc. as the servicer, of their respective obligations under the documentation for the Facility. Centuri is not guaranteeing the collectibility of the receivables or the creditworthiness of the related obligors. The Facility is subject to yield charges based upon a rate as specified in the receivables purchase agreement. Centuri may incur a recourse obligation in limited circumstances, but has determined this liability is not material.
The total outstanding balance of accounts receivable that have been sold and derecognized is $125 million as of September 30, 2024. Additionally, the SPE owned unsold accounts receivable and contract assets of $60.6 million and $115.5 million, respectively, as of September 30, 2024, which are pledged as collateral to PNC. These balances are primarily included in Accounts receivable, net of allowances in the Company’s Condensed Consolidated Balance Sheet, with certain non-current balances included in Deferred charges and other assets. For the nine months ended September 30, 2024, Centuri received $125 million in cash proceeds from the Facility, which are included in cash from operating activities in the Condensed Consolidated Statement of Cash Flows and had no repayments to the Facility. As of September 30, 2024, Centuri had no available capacity under the Facility.
Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the New York Stock Exchange, under the ticker symbol “SWX.” Share-based compensation related to Southwest and Centuri is based on stock awards to be issued in shares of Southwest Gas Holdings, Inc.
On August 6, 2024, the Company entered into an Equity Distribution Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for the offer and sale of up to $340,000,000 of common stock from time to time in an “at-the-market” offering program (the “ATM Program”). The offering amount was carried forward from the Company’s previous at-the-market equity offering program. The shares are issuable pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-275774). No issuances have occurred under the ATM Program as of September 30, 2024.
During the nine months ended September 30, 2024, the Company issued approximately 78,000 shares of common stock through the Omnibus Incentive Plan.
Additionally, during the nine months ended September 30, 2024, the Company issued 98,000 shares of common stock through the Dividend Reinvestment and Direct Stock Purchase Plan, raising approximately $6.9 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest’s Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$78,648	$75,000	$79,502
Medium-term notes, 7.92% series, due 2027	25,000	26,707	25,000	26,883
Medium-term notes, 6.76% series, due 2027	7,500	7,823	7,500	7,800
Notes, 5.8%, due 2027	300,000	311,610	300,000	309,180
Notes, 3.7%, due 2028	300,000	291,240	300,000	285,300
Notes, 5.45%, due 2028	300,000	309,360	300,000	307,170
Notes, 2.2%, due 2030	450,000	398,970	450,000	382,635
Notes, 4.05%, due 2032	600,000	570,300	600,000	563,940
Notes, 6.1%, due 2041	125,000	134,025	125,000	126,238
Notes, 4.875%, due 2043	250,000	225,975	250,000	214,050
Notes, 3.8%, due 2046	300,000	238,230	300,000	225,240
Notes, 4.15%, due 2049	300,000	241,830	300,000	236,370
Notes, 3.18%, due 2051	300,000	200,670	300,000	197,760
Unamortized discount and debt issuance costs	(27,273)		(29,594)
	3,305,227		3,302,906
Revolving credit facility and commercial paper	—	—	—	—
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,598)		(1,363)
	198,402		198,637
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,503,629		3,501,543
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	731,375	727,718	994,238	996,723
Centuri secured revolving credit facility	116,378	116,456	77,121	77,205
Other debt obligations	73,655	71,584	96,599	92,209
Unamortized discount and debt issuance costs	(12,627)		(17,111)
Less: current maturities	(30,264)		(42,552)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,382,146		$4,609,838

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Southwest has a $400 million credit facility that was otherwise scheduled to expire in April 2025. However, in August 2024, Southwest entered into a new agreement to replace its existing credit facility. The agreement extends the maturity date to August 2029 and makes other miscellaneous changes, while the operation, designations, and key business terms are comparable to the prior facility. In regard to the facility in place as of September 2024, Southwest has designated $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. At September 30, 2024, the applicable margin is 1.125% for loans bearing interest with reference to the Secured Overnight Financing Rate (“SOFR”) and 0.125% for loans bearing interest with reference to the alternative base rate. At September 30, 2024, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. On May 13, 2024, Centuri amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to Canadian Overnight Repo Rate Average (“CORRA”). The applicable margin for the revolving credit facility ranges from 1.0% to 2.5% for SOFR and CORRA loans and from 0.0% to 1.5% for “base rate” loans, depending on Centuri’s total net leverage ratio. The applicable margin for the term loan facility is 1.50% for base rate loans and 2.50% for SOFR loans. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. Centuri’s assets securing the facility at September 30, 2024 totaled $2.4 billion. At September 30, 2024, $847.8 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
On March 22, 2024, Centuri amended the financial covenants of its revolving credit facility and was required to maintain certain net leverage ratios. However, the amendment also provided that, in the event that a “Qualified IPO” (as defined in the amendment) is consummated prior to March 31, 2025, the maximum net leverage ratio would be reduced based on the amount of net proceeds received from such Qualified IPO. Pursuant to these terms, the completion of the Centuri IPO (which constituted a “Qualified IPO” for purposes of the amendment) resulted in a change to the maximum net leverage ratio. Based on the amount of proceeds received, Centuri was required to maintain a net leverage ratio of less than a maximum of 5.25 to 1.00 from April 18, 2024 through June 30, 2024, 5.00 to 1.00 from July 1, 2024 through September 29, 2024, 4.25 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 on December 30, 2024 and thereafter. The terms of the Centuri credit facility otherwise remain unchanged. Following the Centuri IPO and private placement, Centuri used approximately $316 million of proceeds to pay down $156 million of debt under the existing line of credit and $160 million of debt under the term loan portion of the facility, with the remainder of the IPO proceeds used for general corporate purposes.
Short-Term Debt
Southwest Gas Holdings, Inc. has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. There was $113 million outstanding under this credit facility as of September 30, 2024.
In April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that was set to mature in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. In August 2024, the Company amended its Term Loan agreement, which extended the maturity date to July 31, 2025 and changed the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes.
As indicated above, under Southwest’s $400 million credit facility, no short-term borrowings were outstanding as of September 30, 2024.
Note 6 – Other Comprehensive Income and Accumulated Other Comprehensive Income
The following information presents the Company’s Other comprehensive income (loss), both before and after-tax impacts, within the Condensed Consolidated Statements of Comprehensive Income, which also impacts Accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$44	$(11)	$33	$44	$(11)	$33
Amortization of net actuarial (gain)/loss	1,910	(458)	1,452	333	(80)	253
Regulatory adjustment	(1,448)	347	(1,101)	(118)	28	(90)
Total other comprehensive income (loss) - Southwest Gas Corporation	506	(122)	384	259	(63)	196
Foreign currency translation adjustment	1,675	—	1,675	(2,261)	—	(2,261)
Total other comprehensive income (loss)	2,181	(122)	2,059	(2,002)	(63)	(2,065)
Total other comprehensive income (loss) - noncontrolling interest (2)	(319)	—	(319)	—	—	—
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$1,862	$(122)	$1,740	$(2,002)	$(63)	$(2,065)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Amortization of prior service cost	$132	$(33)	$99	$132	$(33)	$99
Amortization of net actuarial (gain)/loss	5,730	(1,375)	4,355	1,000	(240)	760
Regulatory adjustment	(4,343)	1,043	(3,300)	(356)	86	(270)
Total other comprehensive income (loss) - Southwest Gas Corporation	1,519	(365)	1,154	776	(187)	589
Foreign currency translation adjustment	(2,296)	—	(2,296)	130	—	130
Total other comprehensive income (loss)	(777)	(365)	(1,142)	906	(187)	719
Total other comprehensive (income) loss - noncontrolling interest (2)	(150)	—	(150)	—	—	—
Total other comprehensive income (loss) - Southwest Gas Holdings, Inc.	$(927)	$(365)	$(1,292)	$906	$(187)	$719
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
The following table represents a rollforward of AOCI, presented on the Company’s Condensed Consolidated Balance Sheets and its Condensed Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency Items
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before-Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)	$(3,239)	$—	$(3,239)	$(43,787)
Foreign currency translation adjustment	—	—	—	(2,296)	—	(2,296)	(2,296)
Amortization of prior service cost (1)	132	(33)	99	—	—	—	99
Amortization of net actuarial loss (1)	5,730	(1,375)	4,355	—	—	—	4,355
Regulatory adjustment (2)	(4,343)	1,043	(3,300)	—	—	—	(3,300)
Net current period other comprehensive income (loss)	1,519	(365)	1,154	(2,296)	—	(2,296)	(1,142)
Less current period other comprehensive (income) loss attributable to noncontrolling interest (4)	—	—	—	(150)	—	(150)	(150)
Centuri IPO (5)	—	—	—	1,204	—	1,204	1,204
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	1,519	(365)	1,154	(1,242)	—	(1,242)	(88)
Ending Balance AOCI September 30, 2024	$(51,833)	$12,439	$(39,394)	$(4,481)	$—	$(4,481)	$(43,875)
(1)These AOCI components are included in the computation of net periodic benefit cost (see Note 2 – Components of Net Periodic Benefit Cost for additional details).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2024

(2)The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on the Company’s and Southwest’s Condensed Consolidated Balance Sheets).
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
The following table represents a rollforward of AOCI, presented on Southwest’s Condensed Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After-Tax
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)
Amortization of prior service cost (6)	132	(33)	99
Amortization of net actuarial loss (6)	5,730	(1,375)	4,355
Regulatory adjustment (7)	(4,343)	1,043	(3,300)
Net current period other comprehensive income attributable to Southwest Gas Corporation	1,519	(365)	1,154
Ending Balance AOCI September 30, 2024	$(51,833)	$12,439	$(39,394)
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
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Net actuarial loss	$(356,238)	$(361,968)
Prior service cost	(1,046)	(1,178)
Less: amount recognized in regulatory assets	305,451	309,794
Recognized in AOCI	$(51,833)	$(53,352)
Note 7 – Segment Information
The Company has two reportable segments. Southwest comprises the natural gas distribution segment and Centuri comprises the utility infrastructure services segment. As a result of the MountainWest sale in February 2023 (previously comprising the pipeline and storage segment), the information for the nine months ended September 30, 2023 presented below for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
Centuri accounts for services provided to Southwest at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	September 30, 2024	December 31, 2023
Centuri accounts receivable for services provided to Southwest	$7,330	$13,017
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

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Three Months Ended September 30, 2024
Revenues from external customers	$359,131	$692,822	$—	$—	$1,051,953
Intersegment revenues	—	27,231	—	—	27,231
Total	$359,131	$720,053	$—	$—	$1,079,184
Segment net income (loss)	$572	$9,956	$—	$(10,239)	$289

Three Months Ended September 30, 2023
Revenues from external customers	$394,603	$745,639	$—	$—	$1,140,242
Intersegment revenues	—	29,250	—	—	29,250
Total	$394,603	$774,889	$—	$—	$1,169,492
Segment net income (loss)	$(3,251)	$17,956	$—	$(11,474)	$3,231

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Nine Months Ended September 30, 2024
Revenues from external customers	$1,922,157	$1,840,961	$—	$—	$3,763,118
Intersegment revenues	—	79,190	—	—	79,190
Total	$1,922,157	$1,920,151	$—	$—	$3,842,308
Segment net income (loss)	$163,991	$(21,220)	$—	$(36,412)	$106,359

Nine Months Ended September 30, 2023
Revenues from external customers	$1,797,348	$2,145,601	$35,132	$—	$3,978,081
Intersegment revenues	—	88,360	—	—	88,360
Total	$1,797,348	$2,233,961	$35,132	$—	$4,066,441
Segment net income (loss)	$150,565	$24,902	$(16,288)	$(81,159)	$78,020
The corporate and administrative activities for Southwest Gas Holdings, Inc. in the three months ending September 30, 2024 include approximately $11.5 million of interest expense, including amounts incurred under the $550 million Term Loan entered into in April 2023, along with the types of costs customarily incurred at the corporate/holding company level, offset by tax benefits experienced during the quarter.
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
After completion of the Centuri IPO, the Company owns approximately 81% of all ownership interests in Centuri, and continues to consolidate the financial results of Centuri. As of the IPO date, management determined the carrying value of the noncontrolling interest based on the relationship that the ownership interest of the new investors bears to the carrying value (net assets) of Centuri (as reflected in the Company’s consolidated financial information). The difference between the fair value of proceeds from the Centuri IPO and the carrying value of the noncontrolling interest is reflected as an increase in Additional paid-in capital of the Company. As of September 30, 2024, $176.9 million is reflected as equity attributable to noncontrolling interest in the Company’s Condensed Consolidated Balance Sheet. Net income attributable to noncontrolling interests for the three- and nine- months ended September 30, 2024 were $2.3 million and $4.2 million, respectively, which reflect from the time of the closing of the Centuri IPO on April 22, 2024 through the period ended September 30, 2024. Refer to the Company’s Condensed Consolidated Statement of Income and the Condensed Consolidated Statement of Equity for impacts associated with the noncontrolling interest in Centuri.
The following reflects the effects of changes in the Company’s ownership interest in Centuri on the Company’s equity:

Nine Months Ended September 30,
(Thousands of dollars)	2024
Net income attributable to Southwest Gas Holdings, Inc.	$106,359
Increase in additional paid-in capital as a result of Centuri IPO	154,287
Change from net income attributable to Southwest Gas Holdings, Inc. and transfers from noncontrolling interest	$260,646
The Company intends to further reduce its ownership in future periods by means of: sales of its remaining Centuri shares into the market, a distribution of Centuri shares to Company stockholders, an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof. The Company entered into several agreements with Centuri Holdings, Inc. in connection with the Centuri IPO and the planned separation of Centuri, providing a framework for the relationship between the Company and Centuri after the Centuri IPO, including a Separation Agreement, a Tax Matters Agreement, and a Registration Rights Agreement. Centuri’s new Board of Directors includes certain overlapping board members with the Company, including Andrew W. Evans, Anne L. Mariucci, and Karen S. Haller (the Company’s Chief Executive Officer).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings, Inc. is a holding company that owns all of the shares of common stock of Southwest Gas Corporation (“Southwest” or the “natural gas distribution” segment), until April 22, 2024, all of the shares of common stock of Centuri Group, Inc. (the “utility infrastructure services” segment), and until February 14, 2023, all of the shares of common stock of MountainWest Pipelines Holding Company (“MountainWest”). Southwest Gas Holdings, Inc. and its subsidiaries are collectively referred to as the “Company.” References to “Centuri” relate to Centuri Group, Inc., for periods prior to April 22, 2024, or subsequently, to Centuri Holdings, Inc.
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
As of September 30, 2024, Southwest had 2,248,000 residential, commercial, industrial, and other natural gas customers, of which 1,205,000 customers were located in Arizona, 837,000 in Nevada, and 206,000 in California. Over the past twelve months, first-time meter sets were approximately 41,000, comparable to the number of new meter sets during the twelve months ended September 30, 2023. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2024, 53% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest earned 86% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 10% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
Southwest recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in accounting principles generally accepted in the United States (“U.S. GAAP”). Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under purchased gas adjustment (“PGA”) mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest’s financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings, in this Management’s Discussion and Analysis, for details of various rate proceedings.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that fuels millions of homes and businesses across the United States (“U.S.”) and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 88 primary locations across 45 states and provinces in the U.S. and Canada. It operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
Utility infrastructure services activity can be impacted by changes in infrastructure replacement programs and capital budgets of utilities, weather, and local and federal regulation (including tax rates and incentives). Utilities continue to implement or modify system integrity management programs to enhance safety pursuant to federal and state mandates. These programs have resulted in multi-year utility system replacement projects throughout the U.S. Likewise, there has been similar attention placed on electric grid modernization through national infrastructure legislation and related initiatives. Generally, Centuri revenues are lowest during the first quarter of the year due to less favorable winter weather conditions. Revenues typically improve as more favorable weather conditions occur during the summer and fall months. In cases of severe weather, such as following a regional storm, Centuri may be engaged to perform restoration activities related to above-ground utility infrastructure, and related results impacts are not solely within the control of management. In addition, in certain circumstances, such as with large bid contracts (especially those of a longer duration), or unit-price contracts with revenue caps, results may be impacted by differences between costs incurred and those anticipated when the work was originally bid. Work awarded, or failing to be awarded, by individual large customers can impact operating results.
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
This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in addition to the Risk Factors included in these documents as may be updated from time to time.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest’s operations and are covered in greater detail in later sections of MD&A.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months
(In thousands, except per share amounts)	2024	2023	2024	2023
Contribution to net income
Natural gas distribution	$572	$(3,251)	$163,991	$150,565
Utility infrastructure services	9,956	17,956	(21,220)	24,902
Pipeline and storage	—	—	—	(16,288)
Corporate and administrative	(10,239)	(11,474)	(36,412)	(81,159)
Net income	$289	$3,231	$106,359	$78,020

Weighted average common shares	71,880	71,626	71,816	70,488
Basic earnings per share
Consolidated	$—	$0.05	$1.48	$1.11

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$91,650	$80,852	$471,235	$443,005
Plus:
Operations and maintenance (excluding Admin. & General) expense	81,616	74,427	246,071	233,302
Depreciation and amortization expense	74,153	69,268	220,663	218,763
Operating margin	$247,419	$224,547	$937,969	$895,070
3rd Quarter 2024 overview and other recent developments
Southwest Gas Holdings highlights include the following:
•Finished the third quarter of 2024 with more than $450 million of cash on a consolidated basis; the Company no longer expects to issue equity in 2024, and continues to expect limited capital market needs through the end of 2025 (depending on the post-IPO Centuri separation execution form)
•Extended the $550 million term loan credit agreement in the third quarter of 2024, which now matures on July 31, 2025, with a 17.5 basis point reduction in the applicable spread
•Corporate and administrative results at the parent holding company reflect lower expense levels and an improvement overall compared to the same period in 2023
Natural gas distribution highlights include the following:
•Following earlier refreshed Nevada rates in April 2024, Great Basin rates were effective September 2024 (subject to refund), and the California rate case was filed in the third quarter of 2024; advanced Arizona rate case
•Continuation of record twelve-month operating margin of $1.3 billion
•41,000 first-time meters sets occurred over the past 12 months
•Finished the quarter with over $400 million in cash (given collection of previously deferred purchased gas costs)
•Extended the $400 million revolving credit facility in the third quarter of 2024, which now expires in August 2029
•$644 million capital investment year-to-date
Utility infrastructure services highlights include the following:
•Revenues of $720 million in the third quarter of 2024 reflect a decrease of $54.8 million, or 7%, compared to the third quarter of 2023 (which included favorable weather and more offshore wind and storm restoration work)
•Operating income was $41.9 million in the third quarter of 2024, a decrease of $11 million, compared to the third quarter 2023 operating income
•Entered into an accounts receivable securitization facility, resulting in incremental cash as of September 30, 2024
•Capital allocation discipline and efficient asset utilization resulted in reductions in depreciation expense

Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023
Regulated operations revenues	$359,131	$394,603
Net cost of gas sold	111,712	170,056
Operating margin	247,419	224,547
Operations and maintenance expense	129,736	122,270
Depreciation and amortization	74,153	69,268
Taxes other than income taxes	22,283	21,147
Operating income	21,247	11,862
Other income	16,665	14,537
Net interest deductions	42,312	35,772
Loss before income taxes	(4,400)	(9,373)
Income tax benefit	(4,972)	(6,122)
Contribution to consolidated results	$572	$(3,251)
Results from natural gas distribution operations improved $3.8 million between the third quarters of 2024 and 2023. The improvement was primarily due to an increase in Operating margin and Other income, offset by an increase in Operations and maintenance expense, Depreciation and amortization, and net interest deductions.
Operating margin increased $22.9 million quarter over quarter. Combined rate relief in Nevada and California added approximately $16 million of incremental margin, and an additional $2 million was attributable to customer growth, including approximately 41,000 first-time meter sets during the last twelve months. The combined impacts of increases in recovery/return associated with regulatory account balances ($1 million), and the variable interest expense adjustment mechanism in Nevada ($2 million) (for which amortization is recognized in interest expense), also resulted in incremental margin between comparable periods. The remaining variance primarily relates to changes in other miscellaneous revenue and revenue from customers outside of the decoupling mechanisms.
Operations and maintenance expense increased $7.5 million or 6% between quarters. General cost increases (net of amounts capitalized in Gas plant, where relevant, to support construction efforts) were experienced in a variety of areas, including $3.2 million (combined) of incremental labor-related and benefit costs, including incentive compensation costs, $1.6 million (combined) of incremental leak survey and line locating costs, $1.1 million of higher insurance costs, and $1.2 million of increased reserves for customer accounts deemed uncollectible. These increases, and others, were partially offset by a reduction in certain external contractor and professional services expenses.
Depreciation and amortization expense increased $4.9 million, or 7%, between quarters, primarily due to a $755 million, or 8% increase in average gas plant in service since the corresponding third quarter of 2023, in addition to $1 million of increased amortization related to regulatory account balances. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) increased $2.1 million between quarters. The increase was primarily driven by a $4.7 million increase in values associated with company-owned life insurance (“COLI”) policies and a $1.9 million increase in the equity portion of the allowance for funds used during construction. Offsetting these increases was a $1 million increase in non-service-related costs associated with employee pension and other postretirement benefits and a $4.5 million decrease in interest income primarily reflecting a reduction in carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which, on a combined basis, decreased from an asset balance of $687 million as of September 30, 2023 to a net liability balance of $180 million as of September 30, 2024. Interest is earned when balances are assets and interest expense is incurred when balances are liabilities.
Net interest deductions increased approximately $6.5 million in the third quarter of 2024, as compared to the prior-year quarter, primarily due to the regulatory treatment associated with Southwest’s industrial development revenue bonds (the variable interest expense mechanism noted above), which incorporates the impacts of deferrals and return/recoveries. Surcharges/surcredits associated with the mechanism are included in revenue/operating margin when included in customer rates; however, related regulatory account amortization is reflected in interest expense. Additionally contributing to the increase was interest incurred on the over-collected balance of the PGA, and a lower level of debt-related allowance for funds used during construction (“AFUDC”). By its nature, debt-related AFUDC is recognized as a reduction/offset to interest expense; however, such offsetting amounts were lower in the third quarter of 2024 (more pronounced in the third quarter of 2023), thereby increasing interest expense between comparative periods.
Results of Natural Gas Distribution
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Regulated operations revenues	$1,922,157	$1,797,348
Net cost of gas sold	984,188	902,278
Operating margin	937,969	895,070
Operations and maintenance expense	390,229	378,189
Depreciation and amortization	220,663	218,763
Taxes other than income taxes	66,414	65,491
Operating income	260,663	232,627
Other income	48,976	51,722
Net interest deductions	118,595	111,498
Income before income taxes	191,044	172,851
Income tax expense	27,053	22,286
Contribution to consolidated results	$163,991	$150,565
Results from natural gas distribution operations improved approximately $13 million between the first nine months of 2024 and 2023. The improvement was primarily due to an increase in Operating margin, offset by an increase in Operations and maintenance expense and Net interest deductions.
Operating margin increased $43 million period over period. Approximately $9 million of incremental margin was attributable to customer growth, including approximately 41,000 first-time meter sets during the last twelve months. Combined rate relief across all our service territories added approximately $44 million of incremental margin. Favorable impacts ($6.4 million, combined) were also realized in connection with certain rate components of infrastructure trackers and the Nevada variable interest expense mechanism. Furthermore, late fee assessments on customer account balances provided approximately $3 million in incremental margin. Offsetting these increases was a decrease in recoveries associated with other regulatory programs, totaling $8.6 million, for which an associated comparable decrease is also reflected in amortization expense (discussed below). In addition, an $8 million out-of-period favorable gas cost adjustment in the prior-year period did not recur in 2024. Customary gas used in operations (the effects of which are offset in Operations and maintenance expense) also reduced operating margin ($3.8 million) in the current period. Changes in miscellaneous revenue and customers outside of the decoupling mechanisms comprise the remaining variance.
Operations and maintenance expense increased $12 million, or 3%, between periods. General cost increases (net of amounts capitalized in Gas plant, where relevant, to support construction efforts), were experienced in a variety of areas, including $7.6 million of (combined) incremental employee labor-related and benefit costs, including incentive compensation costs, $5.3 million (combined) of incremental leak survey and line locating costs, and $2 million in higher insurance costs. These increases, along with others, were partially offset by impacts from the cost of fuel used in operations as noted above and a reduction in other contractor and professional services.
Depreciation and amortization expense increased approximately $1.9 million, or 1%, between periods, due primarily to an increase in depreciation on gas plant, reflective of a $710 million, or 7%, increase in average gas plant in service since the corresponding period of 2023. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. This increase was largely offset by a decrease of $8.6 million in amortization associated with the recovery of regulatory program balances (noted earlier), including a sizeable difference in the amount of the California Climate Credit between periods.
Other income (which is net of other deductions) decreased approximately $2.7 million. Interest income declined $12.6 million between periods primarily reflecting a reduction to carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which decreased from an asset balance of $687 million as of September 30, 2023 to a net liability balance of $180 million as of September 30, 2024. Additionally, non-service-related costs associated with employee pension and other postretirement benefits increased by $3 million. Offsetting these was a $5.5 million increase in the equity portion of the allowance for funds used during construction, a $3 million increase in values associated with COLI policies (the comparative prior-year period also included net death benefits), and $3.8 million related to nonrecoverable software write-offs and market adjustments on other property in the prior year period that did not recur in 2024.
Net interest deductions increased $7.1 million in the first nine months of 2024, as compared to the prior-year period, including the impacts of the regulatory treatment associated with Southwest’s industrial development revenue bonds, and due to a lower level of debt-related AFUDC, which had the impact of increasing interest expense on a relative basis in 2024. Offsetting these impacts was a decrease in interest related to the payoff in April 2023 of a $450 million term loan.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended September 30,
(Thousands of dollars)	2024	2023
Utility infrastructure services revenues	$720,053	$774,889
Operating expenses:
Utility infrastructure services expenses	644,928	685,687
Depreciation and amortization	33,208	36,252
Operating income	41,917	52,950
Other income (deductions)	160	108
Net interest deductions	23,925	26,131
Income before income taxes	18,152	26,927
Income tax expense	5,822	8,235
Net income	12,330	18,692
Net income attributable to noncontrolling interests	2,374	736
Contribution to consolidated results	$9,956	$17,956
Utility infrastructure services revenues decreased $54.8 million, or 7%, in the third quarter of 2024 when compared to the prior-year quarter, driven primarily by decreased gas utility infrastructure services (“Gas”) revenues of $33.9 million and decreased electric utility infrastructure services (“Electric”) revenues of $14.3 million. The decrease in Gas revenues was primarily due to a reduction in net volumes under existing master services agreements (“MSAs”). The decrease in Electric revenues was primarily due to a decrease in offshore wind revenues of $38 million compared to the prior-year period, partially offset by an increase in emergency restoration services revenue of approximately $22.5 million.
Utility infrastructure services expenses decreased $40.8 million, or 6%, in the third quarter of 2024 when compared to the prior-year quarter due primarily to a lower volume of infrastructure services provided. Subcontractor costs, a significant component of these expenses, decreased during the third quarter of 2024 compared to the prior-year quarter primarily due to decreased work under offshore wind projects and changes in the mix of work. Profit margin in the third quarter of 2024 also decreased on a relative basis, primarily due to lower margins on bid work (as the prior year quarter benefited from a highly profitable project bid that did not recur in the current quarter), decreased volumes on MSAs leading to underutilization of fixed costs, and unfavorable changes in the mix of work. Included in total Utility infrastructure services expenses were general and administrative costs, which increased approximately $0.6 million between quarters. Gains on sale of equipment in the third quarter of 2024 and 2023 (reflected as an offset to Utility infrastructure services expenses) were approximately $0.7 million and $1.1 million, respectively.
Depreciation and amortization expense decreased $3 million between periods, primarily due to a number of small tools within Electric operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, with capital expenditures of $106.6 million in 2023 compared to capital expenditures of $130.2 million in 2022, which impacted depreciation on a relative basis in the periods following.
The decrease in net interest deductions of $2.2 million between quarters was primarily due to a reduction in the average debt balance, as Centuri paid down $156 million of debt under its revolving credit facility and $160 million of debt under its term loan facility with proceeds from its April 2024 IPO and private placement.

Income tax expense decreased $2.4 million between quarters, primarily due to a decrease in pre-tax income in 2024.
Results of Utility Infrastructure Services
Nine-Month Analysis

	Nine Months Ended September 30,
(Thousands of dollars)	2024	2023
Utility infrastructure services revenues	$1,920,151	$2,233,961
Operating expenses:
Utility infrastructure services expenses	1,765,116	2,005,084
Depreciation and amortization	101,912	110,982
Operating income	53,123	117,895
Other income (deductions)	900	311
Net interest deductions	70,653	73,032
Income (loss) before income taxes	(16,630)	45,174
Income tax expense	514	16,416
Net income (loss)	(17,144)	28,758
Net income attributable to noncontrolling interests	4,076	3,856
Contribution to consolidated results	$(21,220)	$24,902
Utility infrastructure services revenues decreased $313.8 million, or 14%, in the first nine months of 2024 when compared to the corresponding period in the prior year driven primarily by decreases in Electric revenues of $163.2 million, and $129.6 million in Gas revenues. The decline in Electric revenues was primarily due to a net reduction in volumes under MSAs, as well as a decrease in offshore wind revenues of $71.4 million compared to the prior-year period. Included in Electric revenue was $87 million from emergency restoration services following storm damage to customers’ above-ground utility infrastructure throughout the U.S. during 2024, compared to $83.4 million in emergency restoration services in the prior year. The decrease in Gas revenues was primarily due to a reduction in net volumes under existing customer MSAs and timing of bid projects, as the prior year benefited from the commencement of a large project that has since been completed.
Utility infrastructure services expenses decreased $240 million, or 12%, between periods. The decrease was primarily due to lower volume of infrastructure services provided overall. Subcontractor costs, a significant component of these expenses, decreased during the first nine months of 2024 compared to the comparable prior-year period, primarily due to decreased work under offshore wind projects and changes in mix of work. Profit margin also decreased on a relative basis in the current period as compared to the prior period, due to lower margins on bid work, decreased volumes leading to underutilization of fixed costs, and unfavorable changes in the mix of work. General and administrative costs included in total utility infrastructure services expenses decreased approximately $3.9 million between comparative periods, primarily due to lower incentive compensation and lower corporate salary and benefit costs during the current period, partially offset by an increase in one-time severance cost. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $2.7 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.
Depreciation and amortization expense decreased $9.1 million between the current and prior-year nine-month periods, primarily due to a number of small tools within Electric operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, with capital expenditures of $106.6 million in 2023 compared to capital expenditures of $130.2 million in 2022.
The decrease in net interest deductions of $2.4 million between the current and prior-year nine-month periods was primarily due to a reduction in the average debt balance, as Centuri paid down $156 million of debt under its revolving credit facility and $160 million of debt under its term loan facility with proceeds from its April 2024 IPO and private placement.
Income tax expense decreased by $15.9 million between periods, primarily due to reduced pre-tax income during the nine-months ended September 30, 2024.

Rates and Regulatory Proceedings
Southwest is subject to the regulation of the Arizona Corporation Commission (“ACC”), the Public Utilities Commission of Nevada (the “PUCN”), and the California Public Utilities Commission (the “CPUC”), and two of Southwest’s subsidiaries are subject to regulation by the Federal Energy Regulatory Commission (the “FERC”).
Arizona Jurisdiction
Arizona General Rate Case. Southwest filed its 2024 Arizona rate case application in early February 2024, proposing an increase in revenue of approximately $126 million to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest’s current level of operations and maintenance expense. The request included a return on common equity of 10.15% and a 0.81% fair value increment, relative to a 50% target equity ratio and a proposed twelve-month post-test year adjustment for non-revenue producing plant. In addition to proposing the continuation of full revenue decoupling under the Delivery Charge Adjustment (“DCA”) mechanism, Southwest proposed the establishment of a System Improvement Benefit (“SIB”) mechanism, a capital tracker designed to support required code and regulatory-related infrastructure replacements. Southwest also proposed to set the carrying cost for the interest component of the DCA and Gas Cost Balancing Account (“GCBA”) rate adjustment mechanisms to equal the Commission-authorized Weighted Average Cost of Capital, and to establish an Unrecovered Gas Cost Expense Provision (“UGCE”), which represents the gas cost-related portion of net write-offs of uncollectible customer accounts. The UGCE would allow Southwest to more timely recover commodity and related components of such accounts. While testimony has been filed by the Utilities Division Staff of the ACC and intervenors in the case, management can provide no assurances as to the ultimate outcome. Additional testimony dates and hearings are scheduled for late November 2024. A decision is expected in the first quarter of 2025, with new rates anticipated to become effective in the second quarter of 2025. Southwest’s existing general rates became effective February 1, 2023 following the conclusion of the previous general rate case.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as described above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin balance. The existing rate to return the over-collected balance of $17.5 million existing as of March 31, 2024 was approved and became effective August 1, 2024.
Tax Reform. A Tax Expense Adjustor Mechanism (“TEAM”) was approved in Southwest’s 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in the amortization of excess accumulated deferred income taxes (“EADIT”), including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest has filed subsequent TEAM rate applications, including a recent filing, which proposed to update the TEAM surcredit to refund $5 million of additional estimated EADIT. The adjusted rate became effective June 1, 2024.
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
PGA Modification. On March 1, 2023, Southwest filed a request to adjust the interest rate applicable to the outstanding Purchased Gas Adjustment (“PGA”) balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current GCBA adjustment to clear the balance then existing. In July 2023, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately $358 million balance as of May 31, 2023. The increased GCBA was authorized to remain in place for up to two years or until the balance dropped below $10 million. The GCBA rate was later set to $0.00 per therm, effective October 1, 2024, where it will remain until the under- or over-collected balance exceeds $10 million. The ongoing deferred energy rates, separate from the GCBA rates, continue to be updated monthly.

Nevada Jurisdiction
Nevada General Rate Case. Southwest filed its most recent general rate case in September 2023 based on the test year ended May 2023. The initial request was updated with a certification filing primarily for plant placed in service and incremental annual leak survey costs through November 2023. Those updates resulted in an updated overall request of $74 million, an increase over the initial request of $69.8 million. A stipulation was reached with Regulatory Operations Staff and the Bureau of Consumer Protection, settling certain issues, and agreeing to a black box settlement with a statewide increase of $65.6 million, before any adjustments for the cost of capital. Following a hearing on cost of capital issues, the PUCN issued a decision approving an annual increase in revenues of $59 million, approving the proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items were: a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset (discussed further below); and refreshed depreciation rates that are somewhat lower than proposed. New rates became effective in April 2024.
General Revenues Adjustment. The General Revenues Adjustment (“GRA”), or Nevada decoupling mechanism, was affirmed as part of Southwest’s most recently concluded general rate case and adjustments are included in the Annual Rate Adjustment (“ARA”) filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Southwest made its most recent ARA filing in November 2023 related to the approximate $8.7 million over-collected GRA balance as of September 30, 2023. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Updated rates for the GRA and other regulatory mechanisms included in the ARA filing became effective May 1, 2024, earlier than the typical July 1, 2024 effective date. The next ARA filing will be made in November 2024, considering balances as of September 30, 2024. Updated rates are anticipated July 1, 2025.
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
California Jurisdiction
California General Rate Case. Southwest filed its most recent general rate case in September 2024 related to a future test year (2026), proposing a statewide revenue increase of approximately $49 million, consisting of a revenue increase of $38.5 million for the southern California rate jurisdiction, an increase of $63,000 for the northern California rate jurisdiction, and an increase of $10.2 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase to the 11.16% currently authorized. A continuation of Southwest’s Post Test Year (“PTY”) margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the Automatic Trigger Mechanism in lieu of annual cost of capital filings. Southwest’s filing also includes a risk-based decision-making framework proposing the continuation of the Targeted Pipe Replacement Program, the Meter Protection Program, and COYL Program, along with the addition of a new Annual Leak Survey Program, collectively under the Infrastructure Reliability and Replacement Adjustment Mechanism umbrella. Authority to establish a Damage Prevention Cost Balancing Account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest’s northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction is also proposed. The rate case will be processed during 2025 with a final decision expected in the fourth quarter of 2025, and new rates are expected to be effective in January 2026.
Attrition Filing. Following the 2021 implementation of rates approved as part of the previous general rate case, the continuation of annual PTY margin attrition increases of 2.75% began in January 2022. The most recent increase included the attrition component, along with adjustments related to the amortization of EADIT, the impact of the Automatic Trigger Mechanism on authorized rate base, and margin associated with the North Lake Tahoe Lateral replacement project. The Automatic Trigger Mechanism adjusts the rate of return up or down (in this case, up) as a result of changes in the average utility bond yield that exceed 100 basis points. The cumulative impact resulted in an annual increase of $11.6 million effective January 2024 for Southwest’s combined southern California, northern California, and South Lake Tahoe rate jurisdictions. The PTY increase of $4.7 million associated with the North Lake Tahoe Lateral revenue requirement became effective February 1, 2024.
Service Area Extension. Southwest filed a request to expand its southern California certificated service area, a Certificate of Public Convenience and Necessity (“CPCN”), to include the Army’s National Training Center at Fort Irwin, located northeast of Barstow, California. The CPCN was approved by the CPUC in April 2024 and authorizes Southwest to construct approximately 21 miles of distribution main pipeline to deliver natural gas service to the newly certificated area of Fort Irwin, which at the time of filing was estimated to cost approximately $38.7 million.
FERC Jurisdiction
General Rate Case. Great Basin Gas Transmission Company (“Great Basin”), a wholly owned subsidiary of Southwest, filed notice of a change in rates (pursuant to applicable regulations) on March 6, 2024, requesting that rates for natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which allowed rates to go into effect, subject to refund, on September 6, 2024. The filing included a request to continue a term-differentiated rate structure which was adopted as part of Great Basin’s previous general rate case, provide an overall annual revenue increase of approximately $16 million, and a return on equity of 14.05% and 13.05% applicable to each category of shippers, as applicable, and a capital structure of 44% long-term debt and 56% common equity. A primary driver of the proposed increase was approximately $99 million of capital investments, much of which was placed in service by the end of the August 31, 2024 test year. Motion rates, subject to refund, became effective in September 2024, with an initial decision expected during the second quarter of 2025. A portion of the rates implemented subject to refund will be appropriately reserved pending the final outcome in the case.
PGA Filings
The rate schedules in all of Southwest’s service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest result in over- or under-collections. Balances are recovered from or refunded to customers on an ongoing basis with interest. As of September 30, 2024, under-collections in California resulted in an asset of approximately $9.3 million and over-collections in Arizona and southern and northern Nevada resulted in a liability of approximately $189 million on the Company’s and Southwest’s Condensed Consolidated Balance Sheets. The substantial reduction in balances between periods in the table below reflects a combination of specific recovery rates in place to collect the build-up of earlier balances as a result of the cost paid for gas in those earlier periods, and recent conditions whereby base rates under the mechanisms have exceeded the cost of recent gas supply purchases by Southwest.
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
The following table presents Southwest’s outstanding PGA balances receivable/(payable):

(Thousands of dollars)	September 30, 2024	December 31, 2023	September 30, 2023
Arizona	$(17,365)	$251,416	$301,321
Northern Nevada	(32,153)	45,757	56,975
Southern Nevada	(139,467)	218,761	294,624
California	9,270	36,951	34,217
	$(179,715)	$552,885	$687,137
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $956 million in the first nine months of 2024 as compared to the same period of 2023. The increase was primarily driven by the collection of previously deferred purchased gas costs for Southwest. As noted above, in earlier periods rates billed to customers for gas supply costs were lower than actual expenditures. These differences were deferred and have since been collected, providing a significant source of available funds in the current period. The improvement in cash flows also reflects the impacts of changes in other components of working capital overall, including the timing and amount of accounts receivable/payable and other current asset and liability balances.
Investing Cash Flows. Cash flows from investing activities decreased $1.04 billion in the first nine months of 2024 as compared to the same period of 2023. The overall decrease was driven by $1.05 billion in proceeds received in connection with the MountainWest sale (net of cash sold) in 2023, partially offset by proceeds from the sale of other property in 2024. Outflows for construction expenditures and property additions were also higher in the first nine months of 2024.
Financing Cash Flows. Cash flows from consolidated financing activities increased $481 million in the first nine months of 2024 as compared to the same period of 2023. The overall increase was primarily due to activity in 2023, including the first quarter 2023 repayment ($1.1 billion) of the then remaining balance of the term loan entered into by Southwest Gas Holdings, Inc. in connection with the 2021 acquisition of MountainWest, offset by Southwest’s issuance of $300 million in 5.45% senior notes in March 2023 that will mature in 2028, as well as the Southwest Gas Holdings, Inc. proceeds received in April 2023 from a $550 million term loan now maturing in July 2025, in addition to various other borrowing and repayment activity. Net financing activities in 2024 include net proceeds received from Centuri’s April 2024 IPO and private placement ($328 million), with the majority of the proceeds used by Centuri to pay down portions of its revolving credit and term loan facility. Financing cash flows also include Centuri’s redemption of the previously remaining redeemable noncontrolling interest in Linetec for $92 million in 2024 (compared to $40 million of partial redemption in the comparable period in the prior year), in addition to utilization of its credit facility for this and other purposes. The prior year period also included proceeds received from the issuance of common stock in an underwritten public offering in March 2023, with no comparable issuance in the current year. Those proceeds were used at that time to pay down Company indebtedness. Other financing cash flows include borrowings and repayments under the companies’ credit facilities, and an increase in dividends paid between periods.
Corporate and administrative expenses/outflows for Southwest Gas Holdings, Inc. in the first nine months of 2024 overall primarily include interest paid on outstanding borrowings and costs associated with the Centuri separation. Combined borrowing costs and other corporate and administrative expenses of the holding company were substantially higher in 2023, primarily related to the strategic process and sale of MountainWest in that year.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased approximately $926 million in the first nine months of 2024 as compared to the same period of 2023. The improvement in operating cash flows was primarily attributable to the collection of deferred purchased gas costs (as discussed above), as well as cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities increased $39 million in the first nine months of 2024 as compared to the same period of 2023. While outflows for capital expenditures increased by $63 million between periods, the current period also reflects inflows from the sale of property, as well as reduced outflows related to customer advances for construction. See also Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash from financing activities decreased $576 million in the first nine months of 2024 as compared to the same period of 2023. The decline was primarily due to activity in 2023, including proceeds from $300 million of 5.45% senior notes issued that year. Separately, parent contributions and term loan proceeds in 2023 exceeded short-term debt repayments (including of the term loan) that same year, with no similar comparable financing inflows in 2024. Outflows for dividend payments increased in the current period. Other impacts primarily relate to activity under Southwest’s credit facility in 2023. See Note 5 – Debt.

Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the nine-month period ended September 30, 2024, construction expenditures for the natural gas distribution segment were $644 million. The majority of these expenditures, approximately 55%, were associated with the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability, as well as other general plant expenditures, with the remainder related to new construction.
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
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in the future include: variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas distribution segment, the ability to access and obtain capital from external sources, interest rates, income tax laws and changes thereto, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity.
On an interim basis, Southwest defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2024, the balance in the PGA accounts included an under-collection of approximately $9.3 million pertaining to the California jurisdiction and an over-collection of $189 million pertaining to Arizona and Nevada. The substantial reduction in the PGA balance as of this date compared to balances existing in recently concluded and comparable earlier periods is also highlighted by the substantial cash balance of $402 million existing as of September 30, 2024. See PGA Filings for more information.
Southwest Gas Holdings, Inc. has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At September 30, 2024, $113 million was outstanding under this facility.
As described above, in April 2023, Southwest Gas Holdings, Inc. entered into a $550 million Term Loan Credit Agreement (the “Term Loan”) that was set to mature in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest. In August 2024, the Company amended its Term Loan agreement, which extended the maturity date to July 31, 2025 and changed the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes.

Southwest has a credit facility with a borrowing capacity of $400 million, which was set to expire in April 2025, before it was replaced in August 2024, extending the maturity date to 2029. The operations, designations, and key business terms are comparable to the prior facility. Southwest designates $150 million of capacity under the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. There was no activity on either the long-term or short-term portions of the existing facility during the nine-month period ending September 30, 2024. Additionally, at September 30, 2024, no borrowings were outstanding on either the long-term or short-term portions of the existing facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility in place has generally been adequate for Southwest’s working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements would include utilization of the credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest’s revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2024, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million, with related amounts borrowed and repaid being generally available to be re-borrowed; the term loan facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at September 30, 2024 totaled $2.4 billion. The maximum amount outstanding on the combined facility during the first nine months of 2024 was $1.1 billion. As of September 30, 2024, $116 million was outstanding on the revolving credit facility, in addition to $731 million that was outstanding on the term loan portion of the facility. Also at September 30, 2024, there was approximately $218 million, net of letters of credit, available for borrowing under the line of credit.
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
Critical Accounting Policies and Estimates
As of September 30, 2024, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2023.
Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term debt maturities, those regarding separating from Centuri following the completed IPO, by means of sales into the market, a distribution to Company stockholders, or through an exchange of Centuri shares for Southwest Gas Holdings, Inc. shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest), the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, plans and expectations regarding the tax treatment of a separation of Centuri, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation in Nevada, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacement programs and surcharges, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under a planned at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, certain impacts of tax acts and provisions, including but not limited to those resulting from Revenue Procedure 2023-15, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standard updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the earlier suspension or lifted moratorium on late fees or service disconnection or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover or requirement to return, as applicable, and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas generally, including potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, including industry-specific tax regulations, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in construction expenditures and financing, resources/efforts dedicated to construction activities and all other business activities, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation or otherwise, benefit plan actuarial estimates, other estimates, and changes thereto, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest) or related to significant projects, the mix of work awarded, the amount of work awarded to Centuri following the lifting of work stoppages or reduction, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation following the completed IPO, the proportional ownership interest in Centuri (and changes thereto) and the related impact on Company earnings, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Based on the most recent evaluation, as of September 30, 2024, management of Southwest Gas Holdings, Inc. and Southwest Gas Corporation, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. As of September 30, 2024, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended September 30, 2024, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1
Amended and Restated Term Loan Credit Agreement, dated as of August 1, 2024, by and among Southwest Gas Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. as Syndication Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Bank, N.A. and U.S. Bank, National Association as Joint Lead Arrangers and Joint Bookrunners, and Wells Fargo Bank, N.A. and U.S. Bank, National Association as Co-Documentation Agents. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 1, 2024. File Nos. 001-37976 and 001-07850.

Exhibit 10.2
Revolving Credit Agreement, dated as of August 1, 2024, by and among Southwest Gas Corporation, the lenders party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents, U.S. Bank National Association, MUFG Bank, Ltd., TD Bank, N.A., Keybank National Association and Mizuho Bank, Ltd. as Co-Documentation Agents, and BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated August 1, 2024. File Nos. 001-37976 and 001-07850.

Exhibit 10.3
Amended and Restated Cooperation Agreement, dated as of October 15, 2024, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated October 15, 2024. File No. 001-37976.

Exhibit 31.01#	-	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	-	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	-	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	-	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#	-
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended September 30, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#		Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 6, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 6, 2024

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

