Form 10-K
period 2024-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2025-02-26
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2024
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
8360 S. Durango Dr.
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
$5,046,900,393 as of June 30, 2024
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 71,822,329 shares as of February 18, 2025
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 18, 2025.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
2025 Proxy Statement	Part III

2

FILING FORMAT
This annual report on Form 10-K is a combined report being filed by two separate registrants: Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Except where the content clearly indicates otherwise, any reference in the report to “we,” “us,” or “our” is to the holding company or the consolidated entity of Southwest Gas Holdings, Inc. and all of its subsidiaries, including Southwest Gas Corporation, which is a distinct registrant that is a wholly owned subsidiary of Southwest Gas Holdings, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.
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
GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
2025 Annual Meeting	2025 Annual Meeting of Stockholders	LNG	Liquefied natural gas
ACC	Arizona Corporation Commission	MSA	Master services agreement
AOCI	Accumulated Other Comprehensive Income (Loss)	Moody’s	Moody’s Investors Service, Inc.
ARA	Annual Rate Adjustment	MountainWest, or Pipeline and Storage	MountainWest Pipelines Holding Company
ASU	Accounting Standards Update	National	National Powerline LLC
ATM Program	At-the-market equity offering program	NAV	Net asset value
AFUDC	Allowance for Funds Used During Construction	Neuco	New England Utility Constructors, Inc.
Board	Board of Directors of Southwest Gas Holdings, Inc.	NIST	National Institute of Standards and Technology
CARB	California Air Resources Board	NPL	NPL Construction Co.
CARES	Coronavirus Aid, Relief, and Economic Security Act	NPL Canada	NPL Canada Ltd.
CBA	Collective bargaining agreement	NPRM	Notice of proposed rulemaking
CEO	Chief Executive Officer	NWPL	Northwest Pipeline Corporation
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	NYSE	New York Stock Exchange
Centuri IPO	Centuri Initial Public Offering	PBOP	Postretirement benefits other than pensions
CFO	Chief Financial Officer	PCAOB	Public Company Accounting Oversight Board
CNG	Compressed natural gas	PGA	Purchased gas adjustment
CODM	Chief operating decision maker	PHMSA	Pipeline and Hazardous Materials Safety Administration
COLI	Company-owned life insurance	PII	Personal identifiable information
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	Plan	Tax-Free Spin Protection Plan
CORRA	Canadian Overnight Repo Rate Average	PNC	PNC Bank, National Association

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PTY	Post-Test Year
COYL	Customer-Owned Yard Line	PUCN	Public Utilities Commission of Nevada
CPCN	Certificate of Public Convenience and Necessity	Purchase Right	Preferred Stock Purchase Right
CPUC	California Public Utilities Commission	Reform Act	Private Securities Litigation Reform Act of 1995
CSF	Cybersecurity Framework	QRP	Qualified Retirement Plan
DART	Days Away/Restricted/Transferred	Riggs Distler	Riggs Distler & Company, Inc.
DCA	Delivery Charge Adjustment	RNG	Renewable Natural Gas
Drum	Drum Parent, Inc.	ROU	Right-of-use
DIMP	Distribution Integrity Management Programs	RUBA	Residential customer uncollectible accounts
EADIT	Excess accumulated deferred income taxes	Ruby	Ruby Pipeline LLC
EIP	Employees’ Investment Plan	S&P	Standard & Poor’s
El Paso	El Paso Natural Gas Company	SB	Senate Bill
EPA	Environmental Protection Agency	SEC	U.S. Securities and Exchange Commission
EPS	Earnings per share	Securitization Facility	Accounts Receivable Securitization Facility
FASB	Financial Accounting Standards Board	Series A Preferred	Series A Junior Participating Preferred Stock
FERC	Federal Energy Regulatory Commission	SERP	Supplemental executive retirement plan
Fitch	Fitch Ratings	SIM	System Improvement Mechanism
FSIRS	Forward-starting interest rate swaps	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
GAAP	Accounting principles generally accepted in the United States	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
GCBA	Gas Cost Balancing Account	SOFR	Secured Overnight Financing Rate
GHG	Greenhouse gases	SPE	Special Purpose Entity
GILTI	Global Intangible Low-Taxed Income	Spin-Off Transaction	Spin-off of Centuri Holdings, Inc.
GRA	General Revenues Adjustment	Tax Assets Agreement	Unutilized Tax Assets Settlement Agreement
Great Basin	Great Basin Gas Transmission Company	T&M	Time-and-materials
HB	House Bill	TEAM	Tax Expense Adjustor Mechanism
Icahn Group	Carl C. Icahn and the persons and entities listed in the cooperation agreement	Transwestern	Transwestern Pipeline Company
IDRB	Industrial Development Revenue Bonds	TSA	U.S. Department of Homeland Security Transportation Security Administration
IPO	Initial public offering	TSR	Total shareholder return
IRS	Internal Revenue Service	Tuscarora	Tuscarora Gas Pipeline Company
ITCs	Investment tax credits	Universal Shelf	Automatic Shelf Registration Statement (File No. 333-275774)
Kern River	Kern River Gas Transmission Company	U.S.	United States
LDC	Local distribution company	UGCE	Unrecovered Gas Cost Expense
LDI	Liability-driven investment	VCOs	Voluntary carbon offsets
Linetec	Linetec Services, LLC	WSN	W.S. Nicholls Western Construction Ltd
		Williams	Williams Partners Operating LLC

Forward-Looking Statements
This annual report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act. All statements other than statements of historical fact included or incorporated by reference in this annual report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term debt maturities, those regarding separating from Centuri following the completed IPO, by means of sales into the market, a distribution to Company stockholders, or through an exchange of Centuri shares for Company shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture purchase price true-ups or post-closing payments and related impairments or losses related thereto, replacement market and new construction market, including opportunities believed to be available to Centuri in the utility infrastructure replacement market, the purpose and intentions regarding investment in replacement gas plant infrastructure by Southwest Gas, expectation that customers will continue service once established, the frequency of filing rate cases, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers including Southwest Gas, the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, expectations of a tax-free nature of a separation of Centuri to the Company or its stockholders or impacts from a tax or other deconsolidation of Centuri, the impact of recent Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs and tracking mechanisms or programs under SB 151 legislation in Nevada, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested, stipulated or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under an at-the-market equity program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of accounting standards updates, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, including the impact of tariffs, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on customer accounts due to the earlier suspension or lifted moratorium on late fees or service disconnection or escalation in customer rates or otherwise in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest Gas) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, or to engage Centuri or its competitors for new or replacement work, the ability to recover and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, impacts to rate base or otherwise from deferred tax balances, including from IRS gas industry guidelines and the safe harbor method related to tax repairs or otherwise, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in federal policies that affect U.S. relations with other countries, including with respect to taxes, trade policies, and tariffs, changes in construction expenditures and financing, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation, any tariffs, or otherwise, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts, including related to discount rates, the treasury futures overlay mechanism, plan modifications, or other conditions, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of tariffs, weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest Gas) or related to significant projects, the mix of work awarded, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing, form, and ability of management to successfully consummate the Centuri separation following the completed IPO, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, including any impacts from separation deployment or partial separation or any other change impacting aggregation of reporting units in assessing goodwill for impairment or otherwise, evaluations of other intangible assets, and of utility optimization initiatives or deployments or uncompleted deployments thereof. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2024.
All forward-looking statements in this annual report are made as of the date hereof, based on information available to the Company and Southwest Gas as of the date hereof, and the Company and Southwest Gas assume no obligation to update or revise any of their forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. We caution you to not rely unduly on any forward-looking statement(s).
PART I

Item 1.	BUSINESS
The Company, a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, owning all of the shares of common stock of Southwest Gas; until April 22, 2024, all of the shares of common stock of Centuri; and until February 14, 2023, all of the shares of common stock of MountainWest. References throughout this document to Centuri relate to Centuri Group, Inc. for periods prior to April 22, 2024, or subsequently, to Centuri Holdings, Inc. Following the sale of MountainWest, the Company operates two business segments, Natural Gas Distribution and Utility Infrastructure Services. The Company is incorporated in Delaware and Southwest Gas is incorporated in California.
The Company, through its primary operating wholly-owned subsidiary Southwest Gas, engages in the business of purchasing, distributing, and transporting natural gas for its customers. Southwest Gas is a dynamic energy company committed to exceeding the expectations of its more than two million customers throughout Arizona, Nevada, and California by providing safe and reliable service while innovating sustainable energy solutions to fuel the growth in its communities. In addition, the Company is the majority owner of Centuri, which provides comprehensive utility infrastructure services across North America.
In December 2022, the Company announced that its Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest to Williams. The MountainWest sale closed on February 14, 2023. As such, limited information with respect to MountainWest is included in this Annual Report on Form 10-K.

Also as part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri from the Company. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. Following the Centuri IPO, the Company owns approximately 81% of Centuri’s common stock. Through the first quarter of 2024 and leading up to the Centuri IPO, Centuri was a wholly owned subsidiary of the Company. Centuri continues to be consolidated as an operating segment of the Company and under the Internal Revenue Code, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. Centuri now makes separate filings with the SEC as a public company. The Company’s common stock continues to trade under the ticker symbol “SWX,” while Centuri’s common stock trades under the ticker symbol “CTRI.” See Note 15 - Dispositions in the Notes to the Consolidated Financial Statements in Item 8.
Southwest Gas and its subsidiaries provide regulated natural gas delivery services to customers in portions of Arizona, Nevada, and California to meet heating, cooking, and other household needs in residential communities across these territories, as well as to facilitate the ongoing business operations of commercial and industrial customers. Southwest Gas makes investments in infrastructure to support customer demand associated with population growth and economic development activity, and the safe and reliable operation of its system through adherence to integrity management programs. Public utility rates, practices, facilities, and service territories of Southwest Gas are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. Results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s electric and gas providers to build and maintain the energy network that powers millions of homes across the U.S. and Canada. Centuri’s skilled workforce delivers a comprehensive and integrated array of solutions through its primary operating companies: NPL, NPL Canada, Neuco, Linetec, Riggs Distler, and National. Centuri has strategically expanded its geographic reach and service offerings through organic and inorganic growth to better meet diverse customer needs across both electric and gas infrastructure, including growing customer attention to achieving environmental objectives. Utility infrastructure services activity is seasonal in most of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round. The availability of customer-provided materials, input costs, nature of specific customer contracts, and timing of incorporation of costs in change orders, if at all, can materially impact results.
Financial information concerning the Company’s business segments is included in Note 13 - Segment Information of the Notes to the Consolidated Financial Statements in Item 8.
The Company maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest Gas maintains a website (www.swgas.com) mainly focused on utility operations. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the SEC’s website at www.sec.gov and the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All Company SEC filings are also available on the www.swgasholdings.com website. Nothing included on our website shall be deemed to be a part of this Annual Report on Form 10-K. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 8360 S. Durango Drive, Las Vegas, NV 89113.

NATURAL GAS DISTRIBUTION
General Description
Southwest Gas is subject to regulation by the ACC, the PUCN, and the CPUC. These commissions regulate public utility rates, practices, facilities, and service territories in their respective states. The CPUC also regulates the issuance of all debt securities by Southwest Gas, with the exception of short-term borrowings. Certain accounting practices, transmission facilities, and rates are subject to regulation by the FERC. Centuri, by contrast, is not rate regulated by the state utilities commissions or by the FERC in any of its operating areas.
As of December 31, 2024, Southwest Gas purchased and distributed or transported natural gas to approximately 2,258,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest Gas added 41,000 first-time meter sets during 2024.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2024	85%	4%	11%
2023	85%	4%	11%
2022	85%	4%	11%
Southwest Gas is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 42% of total system throughput in 2024, but represents only 11% of operating margin as shown in the table above. Customers who utilized this service transported 93 million dekatherms in 2024, 86 million dekatherms in 2023, and 93 million dekatherms in 2022.
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
Rates and Regulation
Rates that Southwest Gas is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC, primarily in general rate cases, and are notably derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and LNG storage facilities of Great Basin, a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various LDCs. The LDCs transporting on the Great Basin system are NV Energy (serving Reno and Sparks, Nevada) and Southwest Gas (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity in financing rate base investments. Rate base consists generally of the original cost of utility plant in service, net of amounts associated with costs borne by third parties, plus certain other assets such as working capital and inventories, less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Southwest Gas files rate cases frequently, as necessary or required, to reduce the effect regulatory lag may have on revenue levels necessary to support its cost to serve customers, and in turn, to better align actual returns with allowable returns designed/authorized in rate proceedings.
Rate structures in all service territories allow Southwest Gas to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures (alternative revenue programs) vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Nearly all of our customers, and resulting revenue and margin, are included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.

Rate schedules in all service areas contain deferred energy or purchased gas adjustment provisions, which allow Southwest Gas to file for rate adjustments as the cost of purchased gas changes. Deferred energy and PGA rate changes affect cash flows, but have no direct impact on profit margin. Filings to change rates in accordance with PGA clauses are subject to audit by the appropriate state regulatory commission staff.
Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings can be found in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis included in Item 7.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona*	General rate case	December 2021	February 2023
California:
Northern, Southern, and South Lake Tahoe**	General rate case	August 2019	January 2021
Nevada:
Northern and Southern	General rate case	September 2023	April 2024
FERC:
Great Basin***	General rate case	March 2024	November 2024
*Southwest Gas filed a general rate case in Arizona in February 2024, with rates expected to be effective in April 2025.
**Southwest Gas filed a general rate case in California in September 2024, with rates expected to be effective in January 2026.
***Great Basin filed notice of a change in rates in March 2024. Motion rates, subject to refund, became effective September 2024 with a final decision expected in the second quarter of 2025.
Demand for Natural Gas
Deliveries of natural gas by Southwest Gas are made under a priority system established by state regulatory commissions. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and other customers who use 500 therms or less of gas per day, are fully satisfied on a daily basis before lower-priority customers, primarily electric utility and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.
Demand for natural gas is greatly affected by temperature. On cold days, use of gas by residential and commercial customers can be as much as seven times greater than on warm days because of increased use of gas for space heating. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest Gas maintains no significant backlog on its orders for gas service.
Natural Gas Supply
Southwest Gas is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its customers’ needs. Southwest Gas’ primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest Gas acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2024, Southwest Gas acquired natural gas from 44 suppliers. Southwest Gas regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers, taking into account each supplier’s creditworthiness. Competitive pricing, flexibility in meeting Southwest Gas’ requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest Gas’ portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
Balancing reliability with supply cost results in a continually changing mix of purchase provisions within the supply portfolios. To address the unique requirements of its various market areas, Southwest Gas assembles and administers a separate natural gas supply portfolio for each of its jurisdictional areas. Southwest Gas facilitates most natural gas purchases through competitive bid processes.
To mitigate customer exposure to short-term market price volatility, during 2024 Southwest Gas sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction), primarily using firm, fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest Gas does not currently plan to make fixed-price term purchases broadly other than in California (as set forth above), nor engage in financial swap transactions for any of its territories. However, plans could change as Southwest Gas monitors conditions and collaborates with regulatory commissions over time.

For the 2024/2025 heating season, firm fixed-price physical commodity purchases ranged from approximately $4.18 to approximately $6.53 per dekatherm. Southwest Gas makes natural gas purchases, not covered by firm fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
The baseload firm natural gas supply arrangements are structured such that Southwest Gas must nominate a stated volume of natural gas and the supplier must confirm that nomination. Contracts provide for fixed or market-based penalties to be paid by the non-performing party.
Storage availability may influence the average annual price of natural gas, as storage may allow a company to purchase natural gas quantities during the off-peak season and store it for use in high demand periods when prices may be greater or supplies/capacity, tighter. Dependent upon the rate jurisdiction, Southwest Gas has some access to storage services, but overall there are small quantities of storage services available for Southwest Gas’ use. For available storage services, Southwest Gas purchases natural gas for injection during the off-peak period for use in the high demand months; however, since storage is limited, its impact is also limited in regard to Southwest Gas’ annual average price of natural gas. Additionally, Southwest Gas utilizes most available storage services for operational purposes to meet customer demand and not for economic purposes. This also limits the influence the available storage services have on Southwest Gas’ average annual price of natural gas.
Southwest Gas receives supply area storage services from Spire Storage West that is used for the southern Nevada rate jurisdiction, but could also be used to service the northern Nevada or northern California rate jurisdictions. Southwest Gas generally has limited market area storage services availability for the southern and northern California, northern Nevada, and Arizona rate jurisdictions. The following summarizes Southwest Gas’ access to storage services for those rate jurisdictions.
Southwest Gas has a storage services contract with Southern California Gas Company for use only within Southwest Gas’ southern California rate jurisdiction.
Southwest Gas contracts for storage services from Great Basin’s above-ground LNG facility. This storage service generally provides vaporization and injection, as well as peaking capability only for the northern Nevada and northern California rate jurisdictions.
Southwest Gas also has interruptible storage contracts with NWPL for the northern Nevada and northern California rate jurisdictions. NWPL has the discretion to limit Southwest Gas’ ability to inject or withdraw from this interruptible storage, which consequently limits Southwest Gas’ use of this interruptible storage capacity. As such, this storage provides limited operational flexibility to adjust daily flowing supplies to meet demand.
For the Arizona rate jurisdiction, Southwest Gas operates a 233,000 dekatherm above-ground LNG facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the area by providing a local storage option that is operated by Southwest Gas and connected directly to its distribution system.
Natural gas supplies for Southwest Gas’ southern system (Arizona, southern Nevada, and southern California jurisdictions) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California properties), Southwest Gas primarily obtains natural gas from Rocky Mountain producing areas and from Canada.
The landscape for national natural gas supply is continuously changing, including impacts related to governmental policies. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas at prices that are competitive with other forms of energy. Natural gas prices were relatively stable in 2024 when compared to the latter part of 2022 and early 2023 as upstream maintenance events have been resolved and storage inventory impacting the southwest region has replenished to above 5-year average levels. Current forecasts show that an ample and diverse natural gas supply continues to be available to Southwest Gas’ customers at a competitive price when compared to competing energy forms.
Southwest Gas arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso, Kern River, Transwestern, NWPL, Tuscarora, Southern California Gas Company, Great Basin, and Ruby, costs for which are recovered from Southwest Gas’ customers through each states’ respective PGA mechanism. Southwest Gas regularly monitors short- and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest Gas currently receives firm transportation service, both on a short- and long-term basis, for all its service territories on the pipeline systems noted above. Southwest Gas also contracts for firm natural gas supplies that are delivered to its city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest Gas could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.

Southwest Gas believes that the current levels of contracted firm interstate capacity and delivered purchases are sufficient to serve each of its service territories’ forecasted peak-day requirements. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems and to secure additional supply, primarily due to customer growth, Southwest Gas will continue to consider available options to obtain that capacity (either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market), and will also consider options for the purchase of additional firm delivered natural gas supplies.
Competition
Electric utilities are the principal competitors of Southwest Gas for the residential and small commercial markets throughout its service areas. Competition for space heating, general household, and small commercial energy needs generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment, meaning that notwithstanding a premise vacancy, customers will continue their service each month and on an ongoing basis. Southwest Gas interfaces with regulators and directly with the various home builders and commercial property developers in its service territories to ensure that natural gas appliances are considered in new developments and commercial centers. As a result of these efforts, Southwest Gas has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2024, Southwest Gas provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest Gas has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. To address potential state policies surrounding electrification and reducing fossil fuels, Southwest Gas has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of GHG protocols and initiatives in California, partnering on hydrogen blending innovation, and creating new biogas and RNG tariff schedules in Arizona, California, and Nevada. In 2023, the legislature in Nevada passed SB 281 that establishes a long-term planning process for gas utilities before the PUCN. Under SB 281, natural gas utilities are required to file a three-year plan to include current and projected demands, significant projects and investments, energy efficiency and load management programs, and renewable energy and low carbon fuel initiatives. The bill creates an opportunity to seek regulatory pre-approval for certain investments and reinforces natural gas’ role in providing safe, reliable, and affordable energy. Proposed draft regulations are pending final adoption. The first plan under the new law is required to be filed by October 1, 2025. Additionally, Arizona has in place certain protections prohibiting municipalities and counties from banning or restricting natural gas use. Specifically, it prevents municipalities and counties from adopting a code, ordinance, land use regulation, or general or specific plan that would prohibit or have the effect of restricting a person’s or entity’s ability to use the services of a utility provider that is capable and authorized to provide service, and also prevents municipalities and counties from denying a building permit or imposing discriminatory fees or requirements on a building permit based on the utility provider proposed to serve a project. While certain forms of renewable energy initiatives compete with natural gas, the abundance, low cost, resiliency, and reliability of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term. See also “Environmental Matters” below.
Southwest Gas competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern, Tuscarora, and Ruby to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest Gas closely monitors each customer situation and provides competitive service in order to retain the customer. Southwest Gas has remained competitive through the use of negotiated transportation contract rates (subject to conditions of the respective state tariffs), special long-term contracts with electric generation and cogeneration customers, and other tariff programs. These competitive response initiatives have mitigated the loss of operating margin earned from large customers.
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest Gas. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been several federal and state legislative and regulatory initiatives proposed and implemented in recent years attempting to control or limit the effects of global warming and overall climate change, including those focused on GHGs, such as carbon dioxide or methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, reduction in pipeline or project permitting, or decarbonization generally, could have significant impacts on the energy industry. Such new legislation or regulations could result in increased energy costs overall, increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the supply costs we incur and prices we charge our customers. Additionally, it is not uncommon for outgoing or incoming U.S. administrations to vary energy policy and to take certain executive actions related thereto, from limiting or expanding federal land leases and permits for the extractive or mid-stream industries, to limiting offshore energy activities, or others. At this time, we cannot predict the potential impact of such actions, laws or regulations, if adopted or upheld, on our future business, financial condition, or results. However, increased environmental legislation and regulation can be beneficial to the natural gas industry. Natural gas can be more environmentally friendly than many other fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While motor vehicle transportation is typically cited as the leading source of carbon dioxide emissions in the U.S., natural gas for residential consumption/use is cited as accounting for approximately 6% of total U.S. GHG emissions (U.S. EPA, 2024).
Southwest Gas remains committed to providing customers with safe, reliable, sustainable, and affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of RNG and CNG as a transportation fuel. Additionally, Southwest Gas is investigating blending hydrogen into its gas supply. Southwest Gas serves multiple companies with CNG across Arizona and Nevada, in addition to supporting a regional transportation customer in Nevada with its fleet’s RNG and CNG needs. Southwest Gas has converted part of its own vehicle fleet to CNG. These steps demonstrate part of our response to support state GHG emission reduction goals where they exist. In recent years, regulatory activity in Arizona, California, and Nevada led to provisions allowing for the development of RNG projects. In addition, proposals were previously made in all three states to allow Southwest Gas to purchase RNG as part of its gas supply portfolio; in the California and Nevada jurisdictions, those proposals have been accepted by regulators or legislative bodies.
The U.S. and State of California EPA regulations require the reporting of GHG emissions from large sources and suppliers in order to facilitate the development of policies and programs to reduce GHG emissions. Southwest Gas reports required information to the U.S. and State of California EPA under respective rules, including the volumes of natural gas that it receives for distribution to LDC customers, and the GHG emissions that result from the operation of its LDC pipelines.
California legislation and regulations promulgated by the CARB require Southwest Gas to comply with the California GHG Emissions Reporting Program and the California Cap and Trade Program, which is intended to help the state reach its goal of reducing GHG emissions to 40% below 1990 levels by 2030. Southwest Gas must report annual GHG emissions each year. The CARB annually allocates to Southwest Gas a certain number of allowances based on Southwest Gas’ reported 2011 GHG emissions. Of those allocated allowances, Southwest Gas must consign a certain percentage to the CARB for auction. Southwest Gas can use any allocated allowances that remain after consignment, along with allowances it can purchase through CARB auctions or reserve sales, or through over-the-counter purchases with other market participants, to meet its compliance obligations.
As part of this program, there are ongoing annual and three-year compliance periods. Southwest Gas successfully met its earlier compliance obligations by surrendering a sufficient number of allowances prior to the required date. Most recently, Southwest Gas met the 2024, as well as its three-year compliance obligation ending in 2023, by surrendering a sufficient number of allowances and carbon offsets prior to November 1, 2024. In 2022, Southwest Gas purchased carbon offsets that were used to meet its compliance obligation. Carbon offsets can only be used to satisfy a portion of the compliance obligations, and those combined with ongoing allowance purchases supported compliance years through 2024. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually and normally distributed each April. There is no expected direct impact on earnings.
California legislation and regulations require Southwest Gas to incorporate RNG produced from diverted waste into its California gas supply portfolios. Southwest Gas representatives have been actively working with the other major California natural gas distribution companies and the state’s regulatory bodies on the processes, procedures, and plans needed to meet this requirement. During the fourth quarter of 2023, Southwest Gas issued a request for proposal seeking RNG supplies compatible with the requirements and received responses in early 2024. Southwest Gas is in the process of completing the purchase of selected RNG supplies. Southwest Gas will need to file with the CPUC for approval of the RNG purchase agreements and to receive regulatory treatment for any above-market costs. There is no expected direct impact on earnings.
In October 2023, California Governor Gavin Newsom signed into law two state senate bills and one state assembly bill that collectively require certain public and private U.S. companies that perform certain business activities in California to provide disclosures about their GHG emissions, climate-related financial risks, VCOs, and certain climate-related emission claims. The two senate bills, SB 253, Climate Corporate Data Accountability Act, and SB 261, Greenhouse Gases: Climate-Related Financial Risks, establishing the first U.S. regulations that mandate the corporate reporting of GHG emissions and climate risks in the U.S. The assembly bill, AB 1305, Voluntary Carbon Market Disclosures, is intended to combat companies’ “greenwashing” of climate-related emission claims and establishes requirements for both U.S. and international entities that market or sell VCOs within California as well as entities that operate in California and make certain climate-related emission claims (whether or not they purchase or use VCOs). In 2024, a follow up bill, SB 219, was passed modifying some of the reporting requirements under SB 253 and SB 261 by delegating implementation authority to CARB and extending the timeline the agency has to adopt implementation regulations to July 1, 2025. Reporting under SB 253 is required starting in 2026, reporting under SB 261 is required on or before January 1, 2026, and AB 1305 was effective January 1, 2024; however, the reporting obligations of the earliest compliance date do not apply, as Southwest Gas does not currently have a voluntary carbon offset program in California.
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
During recent years, various factors resulted in an increase in large multi-year utility system replacement programs and expanded protocols. The U.S. Department of Transportation’s PHMSA instituted DIMP, which required operators of gas distribution pipelines to develop and implement integrity management programs to enhance safety by identifying and reducing pipeline integrity risks as well as the establishment of transmission planning requirements to encourage development of electric transmission infrastructure projects. In 2020, PHMSA issued its final “Mega Rule,” including requirements for reconfirming transmission pipeline maximum allowable operating pressure and verification of pipeline materials, in addition to expanding assessments and requirements for work in moderate consequence areas, among other things. Then, in March 2022, and August 2022, PHMSA issued rules amending federal pipeline safety regulations applicable to valve installation and minimum rupture detection standards for transmission pipelines, and amendments applicable to transmission pipeline integrity management, effective in October 2022 and May 2023, respectively. Even with the regulations in place having spurred significant investment in recent years, substantial opportunity is believed to continue to exist, given multi-decade infrastructure modernization demand expected across North America due to PHMSA-related reports on early vintage systems in operation and in need of upgrade.
Likewise, there has been significant attention placed on electric grid modernization through national infrastructure legislation and related initiatives such as the U.S. Energy Policy Act of 2005, which established mandatory electric grid reliability standards and incentivized investments in transmission and distribution systems. The Inflation Reduction Act also included a number of provisions to accelerate the deployment of clean energy technologies, including incentives for the buildout of necessary electric infrastructure. According to the Department of Energy, almost 70% of electric infrastructure in North America is over 25 years old. Recent legislation and the result of aging electric utility infrastructure creates a growing need for investment in the electrical grid as well as related delivery system hardening, which will also help withstand more frequent adverse weather events and support renewable energy innovation. Given the expected demand for replacements and upgrades, Centuri is well positioned to support continued growth in the industries it serves.
Centuri’s contract terms with utility customers generally specify unit-price or T&M terms under MSAs, and occasionally, fixed-price arrangements for bid work. Unit-price contracts establish prices for all of the various services to be performed during the contract period. These contracts often have annual pricing reviews that provide an opportunity for Centuri to reflect anticipated increases in labor costs. Centuri customers supply materials required for building and maintenance services under the majority of Centuri’s contracts, and thus, increased costs of materials generally do not present a direct material risk to Centuri. During 2024, approximately 80% of revenue was earned under unit-price and T&M contracts. Storm restoration services are often contracted under T&M rates and generally involve a higher number of hours worked per day given the emergency response nature of the work performed. Centuri maintains an average customer relationship tenure of more than 20 years, supported by its commitments to safety, quality, community engagement, and workforce development.
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
Competition within the industry has traditionally been limited to several regional and numerous local competitors in what has been a largely fragmented industry. Some national competitors also exist within the industry. Centuri operates in 87 primary locations across 45 U.S. states and two Canadian provinces, with its corporate headquarters located in Phoenix, Arizona. During 2024, Centuri served over 400 customers. Southwest Gas accounted for approximately 4% of total revenue. Three additional customers accounted for approximately 18% of total revenue. No other customers individually accounted for 5% or more of total revenue.
Centuri is not directly affected by regulations promulgated by the ACC, PUCN, CPUC, or FERC. Centuri is an unregulated subsidiary of the Company. However, because Centuri performs work for Southwest Gas, its associated costs are subject indirectly to “prudency reviews” like any other capital work performed by third parties or directly by Southwest Gas. However, these reviews do not bring Centuri under the regulatory jurisdiction of any of the commissions noted above.
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
The Company and the Board are committed to a culture of continuous improvement in operations and efficiency, and with respect to the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of the Company’s business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest Gas, such metrics include Damages per 1,000 Tickets and Incident Response Time; at Centuri, they include Total Recordable Incident Rate and DART. In each case, the measures are widely used in the respective industries comprising our businesses. All segments maintain additional behavioral-based programs and extensive employee training initiatives to promote safe work.
At December 31, 2024, Southwest Gas had 2,435 regular full-time equivalent employees. Southwest Gas believes that a skilled, highly trained workforce is a key to success in the utility industry, and a driver of Southwest Gas’ safety performance and high customer satisfaction ratings. Southwest Gas has a positive reputation as an employer and strong relationships with its employees. The compensation, benefits, and working conditions of Southwest Gas’ employees are comparable to those generally found in the utility industry. Employee engagement surveys are periodically deployed to gauge the extent to which employees feel connected and valued. Flexible working arrangements are available to employees, which support work-life balance. In April 2024, 69 employees from our southern California division voted in the United Steelworkers Union to represent them. Initial contract negotiations are underway. We are not aware of any organizing activities in our other locations. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest Gas employees being approximately 10 years. Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed. For employees hired on or before December 31, 2021, Southwest Gas offers an employee pension and employer matching contributions to the employee defined contribution plan. Employees hired on or after January 1, 2022 do not participate in the employee pension plan, but receive non-elective employer contributions and increased employer matching contributions to the employee defined contribution plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. In 2024, Southwest Gas added a preferred provider organization option to our health care coverage, providing more choices for our employees. Southwest Gas also offers a tuition assistance program and encourages employees to leverage this program to remain current in their role or to acquire new skills for career advancement. Regular succession planning helps ensure that talent is identified and prospective leaders are developed in order to build their skills and be prepared for future roles.
At December 31, 2024, Centuri had 8,687 regular full-time equivalent employees working across 45 U.S. states and two Canadian provinces. Employee counts fluctuate between seasonal periods, normally heaviest in the summer and fall. Typical of the segment’s industry, a majority of Centuri employees are represented by unions and covered by collective bargaining agreements. Centuri maintains a market-based total rewards strategy to attract, retain, motivate, and develop employees.

Additionally, Centuri has a scholarship program, which awards more than half of the grants to minority students who are dependents of Centuri employees. Similar employee engagement and succession planning protocols to those existing at Southwest Gas are deployed at Centuri.
We commit to creating a safe and respectful workplace and strive to have a workforce that reflects the communities we serve and that benefits from diverse backgrounds, cultures, and perspectives. Our belief is that adherence to these principles forms the genesis of a workforce that is capable and inclusive. Southwest Gas and Centuri have several programs, including employee resource groups, educational outreach programs, and other initiatives designed to attract and retain a qualified and engaged workforce. Through these and other efforts, we are committed to the success of our employees and their development while ensuring equitable opportunity for everyone.

Item 1A.	RISK FACTORS
Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a material negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and any combination of its subsidiaries, including Southwest Gas Corporation and Centuri Holdings, Inc.
Operational Risks
Southwest Gas relies on having access to interstate pipelines’ transportation capacity. If these pipelines and related transportation capacity were not available, it could impact Southwest Gas’ ability to meet customers’ full requirements.
Southwest Gas must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system, while considering the dynamics of the interstate pipeline capacity market, our own on-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, other restrictions, excessive customer usage, cyber attacks, or other force majeure could reduce our normal supply of gas. Restrictions placed on pipelines or the extractive and mid-stream industries could disrupt our business and reduce cash flows and earnings. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.
Failure to attract and retain an appropriately qualified employee workforce, including executives and other management, could adversely affect our collective operations and ability to timely deploy on our plans.
Our ability to implement our business strategy and serve our customers is dependent upon our continuing ability to attract and retain talented professionals, including executives and other management, and a technically skilled workforce overall, and impacts our ability to transfer the knowledge and expertise of our workforce to new employees as our aging employees retire. It also impacts our ability to timely deploy on strategic initiatives we plan. Failure to attract, hire, onboard, and adequately train replacement employees, including strategic leaders, and to transfer significant internal historical knowledge and expertise to the new employees and management, or the future availability and cost of contract labor could adversely affect our ability to manage and operate our business, and to execute on our strategic plans, or to do so within the timeframes we plan.
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
Our collective businesses have recently experienced turnover, including at the executive ranks at Centuri in 2024. Turnover at these ranks can limit or delay our ability to deploy on plans, including strategic plans, which could adversely impact our business, stock price, financial condition, results of operations, and cash flows. In addition, executive leadership transition periods can often be difficult and may result in changes in leadership strategy and style. We can provide no assurances that any associated organizational change, or changes in business strategy, will be beneficial or have the desired impact on the Company.
Loss of, or a reduction in business from, one or more significant customers at Centuri could adversely affect results.
During 2024, over half of our utility infrastructure services revenues were generated from thirteen customers. This concentration of risk could impact operating results if construction work slowed or halted with one or more of these customers, if competition for work increased, or if existing contracts were not renewed or extended.

Certain of our costs, such as operating expenses (including labor, fuel, and materials) at Southwest Gas and Centuri, and interest and general and administrative expenses at both segments and the Company could be adversely impacted by periods of heightened inflation, which could have an adverse impact on our results of operations.
In recent years, the consumer price index has increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and global events, such as the volatility in prices of oil and natural gas, the recent implementation of, and potential increase in, tariffs by the current U.S. administration, retaliatory tariffs as a results thereof, or the failure of current energy policy intended to combat inflation, as well as the conflicts between Russia and Ukraine and in the Middle East, may continue to exacerbate increases in the consumer price index. In addition, during periods of rising inflation, variable interest rates and the interest rates of any newly issued debt securities will likely be higher than those incurred in connection with previous debt issuances, which will further tend to reduce returns to our stockholders. A sustained or further increase in inflation could have a material adverse impact on our operating expenses incurred in connection with, among others, the cost of fuel, labor, equipment/equipment-related, and materials costs, as well as general administrative expenses, operating supplies and expenses, and maintenance of our system, as well as increasing outlays for gas supply passed on to customers and the cost of capital improvements at Southwest Gas, in addition to requiring us to borrow amounts to fund the incremental outlays.
With regard to Southwest Gas, rate schedules in each of its service territories contain purchased gas adjustment clauses which permit Southwest Gas to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. In order to help cope with the effects of inflation on its operations, Southwest Gas has filed and may file requests for rate increases to cover the increased cost of purchased gas included in a regulatory asset when applicable or expense items noted above. However, there can be no assurance that Southwest Gas will be able to obtain timely rate relief to offset the effects of inflation or to timely or adequately cover borrowing costs to fund the increased cost of purchased gas and capital expenditures; and any non-recovery of costs or regulatory lag will reduce our cash flows and earnings. As a result, during periods in which the inflation rate exceeds customer rate increases, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary for us to complete projects at Centuri, particularly with respect to fuel, labor, and subcontractor costs discussed above. Centuri has and continues to experience pressures on fuel, materials, and certain labor costs as a result of the inflationary environment and current general labor shortage, which has resulted in increased competition for skilled labor and wage inflation. The cost of fuel is an appreciable operating expense of Centuri’s business, and significant increases in fuel prices for extended periods of time has caused, and could continue to cause, Centuri’s operating expenses to fluctuate. Centuri has not been able to (except in limited circumstances), and may not be able to, fully adjust its contract pricing to compensate for these cost increases, which has adversely affected, and may continue to adversely affect, Centuri’s profitability and cash flows. Inflationary pressures and any related recessionary concerns in light of governmental and central bank efforts to mitigate inflation could also cause uncertainty for our customers and affect the level of their project activity, which could also adversely affect our profitability and cash flows.
Inflationary pressures, including any related impacts of increased indebtedness, on customers of both Southwest Gas and Centuri may influence the timely remittance (or any remittance) of customer payments for services, which may adversely affect our cash flows and associated reserves for uncollectible accounts and earnings.
As a result of the inflationary factors discussed above affecting the Company, Southwest Gas, and Centuri, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time.
Fixed-price and unit-price contracts are subject to potential losses that could adversely affect our results of operations.
Centuri enters into a variety of types of contracts customary in the utility infrastructure services industry. These contracts include unit-priced contracts (including unit-priced contracts with revenue caps), T&M contracts, cost plus contracts, and fixed-price (lump sum) contracts. Contracts with revenue caps and fixed-price arrangements can be susceptible to constrained profits, or even losses, especially those contracts that cover an extended-duration performance period. This is due, in part, to the necessity of estimating costs at the inception of a bid process, which is far in advance of the completion date (at bid inception) of a particular project. Unforeseen inflation, operating inefficiencies due to weather-related or workmanship issues or other costs unanticipated at inception, can detrimentally impact profitability for these types of contracts, which could have an adverse impact on our financial condition, results of operations, and cash flows.
Under Centuri's customer T&M contracts, Centuri is paid for labor at negotiated hourly billing rates and for certain other allowable expenses, subject to, in most cases, a specified maximum contract value. Profitability on these contracts is driven by billable headcount and cost control. Some of Centuri's T&M contracts are subject to contract ceiling amounts, and are reimbursed for allowable costs and fees, which may be fixed or performance based. If Centuri’s costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, Centuri may not be able to obtain reimbursement for all of the costs Centuri incurs, which could have an adverse impact on our financial condition, results of operations, and cash flows.
Further, in Centuri’s fixed- and unit-price contracts, Centuri may provide a project completion date, and in some of its projects Centuri may commit that the project will achieve specific performance standards. Failure to complete the project as scheduled or at the contracted performance standards could result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit, which could have a material adverse impact on our financial condition, results of operations, and cash flows.
Centuri derives a significant portion of its revenues from long-term MSAs that may be cancelled by customers on short notice, or which Centuri may be unable to renew on favorable terms or at all.
During 2024, approximately 80% of Centuri’s total revenue was generated from long-term MSAs. Generally, Centuri’s MSAs do not require its customers to commit to a minimum amount of services. The majority of these contracts may be cancelled by Centuri’s customers for convenience upon minimal notice (typically 30 days), regardless of whether Centuri is in default. In situations where a customer determines it has cause to terminate a contract, even shorter notice is generally required (48 hours to 10 days). In addition, many of these contracts permit cancellation of particular purchase orders or statements of work without any notice or limited notice (anywhere from 48 hours to 30 days).
These agreements typically do not require Centuri’s customers to assign a specific amount of work to Centuri until a purchase order or statement of work is signed. Consequently, projected expenditures by customers are not assured to generate revenue until a definitive purchase order or statement of work is placed with Centuri and the work is completed. Furthermore, Centuri’s customers generally require competitive bidding of these contracts. As a result, Centuri could be underbid by its competitors or be required to lower the prices charged under a contract being rebid. The loss of work obtained through MSAs and long-term contracts or the reduced profitability of such work, could materially and adversely affect Centuri’s business or results of operations.
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
The Company maintains liability insurance that covers Southwest Gas for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, each entity is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest Gas require us to be responsible for the first $1 million (self-insured retention) of each incident plus the first $4 million in total claims above our self-insured retention in the policy year; while Centuri’s self-insured retention amount is $750,000 per occurrence. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts; however, a large claim for which we were deemed liable would reduce our earnings up to and including these self-insurance maximums, and uninsured claims for which we were deemed liable would reduce our earnings in the amount of the claim.
Weather conditions in our operating areas can adversely affect operations, financial position, and cash flows.
Centuri’s results of operations, financial position, and cash flows can be significantly impacted by changes in weather that affect the ability of Centuri to provide utility companies with contracted-for trenching, installation, and replacement of underground pipes, as well as maintenance services for energy distribution systems. Generally, Centuri’s revenues are lowest during the first quarter of the year due to less favorable winter weather conditions in colder areas such as the northeastern and midwestern U.S. and Canada. These conditions also require certain areas to scale back their workforce at times during the winter season, presenting challenges associated with maintaining an adequately skilled labor force when it comes time to re-staff its work crews following the winter layoffs.

Southwest Gas’ revenues are highest during the first and fourth quarters of the year as customer consumption increases during the winter months. While Southwest Gas has decoupling mechanisms in place in all three states in which it operates, warmer than normal weather can reduce the amount of billed revenue, as well as amounts collected or returned related to regulatory tracking mechanisms under various programs, thereby impacting cash flows. Deviations from normal weather conditions, as well as the seasonal nature of our businesses, can create fluctuations in short-term cash requirements of both Southwest Gas and Centuri, and earnings, primarily related to Centuri.
Regulatory and legislative developments related to climate change, or renewable portfolio standards or costs for renewables, may adversely affect our operations and financial results.
While natural gas can be more environmentally friendly than many other fuels currently available, and its use has assisted energy users to comply with stricter environmental air quality standards, there have been several federal and state legislative and regulatory initiatives proposed, some of which have been implemented in recent years, attempting to control or limit the effects of global warming and overall climate change, including focus on GHG emissions, such as carbon dioxide or methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHG emissions, or decarbonization generally, could have significant impacts on the utility industry. Any resulting legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas and utility infrastructure services, or impact the prices we charge our customers.
Furthermore, changes in renewable portfolio standards or costs related to renewable initiatives may result in decreased demand for renewable energy projects related to Centuri or Southwest Gas. Offshore wind energy and other renewable energy facilities and investments are dependent on the existence of related standards and requirements, and in some cases, government incentives.
At this time, we cannot predict the likelihood of the adoption or elimination of such laws or regulations, or U.S. energy policies overall; nor can we predict potential impacts, related thereto, on our future businesses, financial condition, or results.
Southwest Gas and Centuri may be impacted by the effects of weather and climate change, including physical and transition risks.
Extreme weather events and climate change could adversely impact our businesses. To the extent climate change or extreme weather events materially increase temperatures, financial results or our financial position could be adversely affected through lower gas volumes and revenues. While Southwest Gas has in place decoupling mechanisms to guard against weather and volume variability in all three states, lower volumes could protract the period of recovery of certain regulatory mechanisms, and, for jurisdictions in which decoupling benchmarks are designed on a per-customer basis, earnings may deteriorate if these factors cause shifts in population, notably, customers moving away from our service territories.
While Centuri is at times able to benefit by providing storm-restoration services in regard to its customers’ above-ground utility infrastructure, and this type of work generates a higher profit margin than core infrastructure services (due to improved operating efficiencies related to equipment utilization and absorption of fixed costs), climate change could detrimentally result in more frequent and more severe weather events, such as hurricanes, tornadoes, extreme precipitation/flooding, and extreme snow events, increasing the cost of supporting restoration or limiting access to perform the necessary work efficiently or at all. Drought and high temperature variations are common occurrences in the southwestern U.S. and could impact Southwest Gas’ growth and results of operations. In addition, if we were unable to obtain a sufficient supply of natural gas as a result of extreme weather events impacting our suppliers, or if extreme weather events impact our ability to deliver natural gas to our customers, our reputation may suffer, and financial results could be impacted by insufficient cash flows from lower billed revenues and higher borrowing costs, even if decoupling mechanisms permit recognition of revenues for later cash collection under the mechanisms.
Additionally, if the Company does not evolve its business practices to participate in a lower-carbon economy, its business and reputation may be negatively impacted. Although the number of renewable energy sources is growing, it will take time for North America to transition to a lower-carbon economy and will require innovation, technological advancements, and substantial investments that result in new low- and no-carbon energy options. As a builder of both energy and renewable energy infrastructure, and as a natural gas service provider, the Company plays a vital role. Transition activities, such as reducing GHG emissions; investing in RNG, hydrogen, and other sustainable sources of energy; increasing customer participation in energy efficiency programs; displacing higher carbon intensive fuels with natural gas and reducing carbon intensity of fuels we deliver; working with upstream suppliers on certified or responsibly sourced gas; and taking additional measures by offering and using carbon offset purchases, could result in significant capital outlays and increased expenses.

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
We process and store sensitive information, including certain PII, intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach of this information could expose us to monetary and other damages from customers, suppliers, business partners, government agencies, and others. The federal and state legislative and regulatory environment surrounding PII, information security, and data privacy is evolving and is likely to become increasingly demanding. Should the Company experience a material breach and/or become subject to additional regulation, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.
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
While Centuri maintains oversight of third-party suppliers, subcontractors, and equipment manufacturers, it utilizes to assist with certain aspects of the work it performs for clients, any delay or failure by these parties in the completion of their portion of a given project may result in delays in the overall progress of the project or cause us to incur additional costs, thereby potentially impacting Centuri’s overall profitability. Furthermore, if Centuri’s relationship with its third-party suppliers and subcontractors were to be damaged, it may be difficult to replace them in a cost-effective manner.
Reliance on similar services, and their availability, may also impact the ability of Southwest Gas to execute on its objectives for projects undertaken.
Challenges related to supply chain constraints have negatively affected, and may in the future negatively affect, Centuri’s work mix and volumes and could adversely impact our results of operations overall.
Due to increased demand across a range of industries, the global supply market for certain customer-provided components, including, but not limited to, electric transformers and gas risers needed to complete our customer projects at Centuri, has experienced isolated performance constraint and disruption in recent periods in support of a few customers. This constrained supply environment has adversely affected, and could further affect, customer-provided component availability, lead times and cost, and could increase the likelihood of unexpected cancellations or delays of supply of key components to customers, thereby leading to delays in Centuri’s ability to timely deliver projects to customers. In an effort to mitigate these risks, Centuri has redirected efforts to projects whereby the customer has provided necessary materials, but delays in materials and the costs associated with mobilizing/demobilizing workforces can lead to inefficiencies in absorption of fixed costs, higher labor costs for teams waiting to be deployed, and delays in pivoting to projects where necessary materials are available. Centuri’s efforts to adapt quickly or redeploy to other projects may fail to reduce the effects of these adverse supply chain conditions on Centuri’s business.
Despite these mitigation efforts, any constrained supply conditions and future tariffs imposed on goods/supplies in addition to those pre-existing, may materially and adversely impact Centuri’s business, financial conditions, results of operations, and cash flows. Weather-related events, inflationary pressure, a fluctuating labor market, and geopolitical instability, among others, have also contributed to and exacerbated this strain within and outside the U.S., and there can be no assurance that these impacts on the supply chain will not continue, or worsen, in the future, negatively impacting any of Centuri’s operating business lines and their results. The current supply chain challenges could also result in increased use of cash, engineering design changes, and delays in the completion of projects, each of which could adversely impact our business and results of operations. In the event these supply chain challenges persist for the foreseeable future, these conditions could materially and adversely impact our results of operations and financial condition over an extended period.

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
Changing and uncertain work environment and conditions at Centuri could result in delays relating to billing and payment.
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
Risks Related to Previously Announced Strategic Transactions
Our options for disposing of our remaining ownership interest in Centuri may be limited by market conditions and tax considerations. Any disposition transaction of Centuri common stock may not occur on the anticipated timeline and may not have the anticipated benefits.
On December 15, 2022, we announced our intention to pursue a separation of Centuri into an independent publicly-traded company, subject to the satisfaction of certain conditions, including receipt of favorable rulings from the IRS and receipt of other regulatory approvals. On November 6, 2023, we announced that the IRS had advised us that it had exercised its discretion not to rule on certain tax questions related to a potential separation of Centuri due to the fact-intensive nature of the questions presented. On April 22, 2024, the Centuri IPO was completed. We remain committed to disposing of our remaining ownership interest in Centuri and continue to assess the value of a potential tax-free disposition of Centuri common stock. Following the Centuri IPO, we intend to fully dispose of our ownership in Centuri in one or more disposition transactions, including by way of sales of our shares of Centuri common stock, one or more exchange offers for Company shares, or distributions, or any combination thereof.
While we currently intend any spin-off transaction, if effected, to qualify as a tax-free transaction to our stockholders and the Company, the availability of a tax-free spin-off will depend on the continuing satisfaction of a number of requirements, including a requirement that we own, and distribute in the spin-off, at least 80% of the outstanding voting stock of Centuri and at least 80% of any non-voting stock of Centuri. Although the agreements implementing the spin-off contain a number of provisions intended to ensure this “control” requirement and other tax-free spin-off requirements will be met, we cannot provide assurances that ultimately will be the case. For example, an issuance of additional equity by Centuri prior to a spin-off or any transaction we undertake that results in us owning less than 80% of the outstanding voting stock or less than 80% of any non-voting stock of Centuri could mean that a tax-free disposition would no longer be possible. In addition, the ability to effect a tax-free disposition for the Company (as opposed to our stockholders) could be lost if certain stock purchases (including by existing or new holders in the open market) are treated as part of a plan pursuant to which one or more persons directly or indirectly acquire a 50% or greater interest in the Company (a “355 Ownership Change”) occurs within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. We have taken certain actions, including the adoption of a plan to help preserve the tax-free nature of any disposition transaction. However, we can provide no assurance that such actions will ultimately permit us to complete a disposition transaction that is tax-free to us or our shareholders or that our existing net operating losses will fully offset the impact of any disposition transaction that is taxable to us. In addition, a disposition transaction other than a spin-off, such as a sell-down, would be taxable, causing substantial taxes to be paid or exhaust other tax net operating loss benefits otherwise available to us.
Disposing of our remaining ownership interest in Centuri will also require significant time and attention from management, which could distract them from other tasks in operating our business and disrupt our operations. We cannot provide assurances that the transactions described above, if consummated, will yield greater net benefits to us and our stockholders than if the transactions described above do not occur. Further, as of the date of this Annual Report on Form 10-K, we currently hold an approximately 81% ownership interest in Centuri. We cannot predict the trading price of shares of Centuri’s common stock and the market value of the Centuri shares are subject to market volatility and other factors outside of our control. While we currently intend to divest our remaining ownership interest in Centuri over time, as described above, there can be no assurance regarding the ultimate timing of such divestiture or as to the pricing or specific terms thereof. Unanticipated developments could delay, prevent or otherwise adversely affect the divestiture, including but not limited to financial market conditions. If we fail to achieve some or all of the benefits expected to result from the Centuri IPO and/or other potential disposition transactions described above, or if such benefits are delayed, our business, operating results and financial condition could be materially and adversely affected.

If we dispose of our remaining equity ownership in Centuri, our and Centuri’s operational and financial profiles will change and each will be a less diversified company than each exists today.
The disposition of our remaining ownership interest in Centuri, if effected, will result in us and Centuri being less diversified companies with more limited businesses concentrated in our respective industries. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends, and service debt may be diminished. Once we own stock representing less than 80% of the total value of all outstanding Centuri capital stock or less than 80% of the total voting power of all outstanding Centuri voting stock, Centuri will cease to be a member of the U.S. federal consolidated income tax group, of which Southwest Gas Holdings is the common parent, and the effective tax rate for each separate company will differ from our consolidated effective tax rate.
If the disposition of our remaining equity ownership in Centuri is completed, there may be changes in our stockholder base, which may cause the price of our common stock to fluctuate.
Investors holding our common stock may hold our common stock because of a decision to invest in a company that operates in multiple markets with a diversified portfolio. If we dispose of the remainder of our ownership interest in Centuri, shares of our common stock will represent an investment in a business concentrated in the natural gas distribution industry, and shares of the common stock of Centuri will represent an investment in the utility infrastructure services business. This change may not align with some stockholders’ investment strategies, which could cause them to sell their shares of our common stock or the common stock of Centuri, and excessive selling pressure could cause the market price to decrease following such disposition. Additionally, we cannot predict whether the market value of our common stock and the common stock of Centuri after we dispose of our remaining ownership interest in Centuri will be, in the aggregate, less than, equal to, or greater than the market value of our common stock prior to such disposition.
In connection with the Centuri IPO, Centuri agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Centuri’s ability to satisfy its indemnification obligations will not be impaired in the future.
Pursuant to the separation agreement and certain other agreements with Centuri, Centuri has agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Centuri has agreed to retain, and there can be no assurance that the indemnity from Centuri will be sufficient to protect us against the full amount of such liabilities, or that Centuri will be able to fully satisfy its indemnification obligations. In addition, our and/or Centuri’s insurance coverage may not be available or sufficient to cover certain occurrences of indemnified liabilities, and in any event insurers may deny coverage for liabilities associated with certain occurrences of indemnified liabilities. Moreover, even if we ultimately succeed in recovering from Centuri or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could have a material adverse effect on our businesses, financial condition, and results of operations.
We or Centuri may fail to perform under various transaction agreements that were executed in connection with the Centuri IPO.
The separation agreement, the tax matters agreement, and other agreements that were entered into in connection with or as part of the Centuri IPO determine, among other matters, the allocation of assets and liabilities between the companies following the Centuri IPO for those respective areas and include related indemnifications related to liabilities and obligations. We have relied and will continue to rely on Centuri to satisfy its performance and payment obligations in good faith under these agreements. If Centuri is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.
In addition, from time to time, claims, suits, or legal proceedings may arise in connection with the Centuri IPO and subsequent disposition transactions and the agreements that were entered into in connection with or as part of the Centuri IPO and subsequent disposition transactions. If we receive an adverse judgment in any such matter, we could be required to pay damages or cease certain practices or activities. Regardless of the merits of the claims, suits or other legal proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any claims, suits or other legal proceedings could have a material adverse effect on our businesses, financial condition, and results of operations.
We have overlapping directors with Centuri, which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and our CEO also serve as directors of Centuri. Our officers and members of our Board have fiduciary duties to our stockholders. Likewise, any such persons who serve as directors of Centuri have fiduciary duties to Centuri’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and Centuri. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
Financial, Economic, and Market Risks
As a holding company, the Company depends on operating subsidiaries to meet financial obligations.
The Company has no significant assets other than the stock of operating subsidiaries and is not expected to have significant operations on its own. The Company’s ability to pay dividends to stockholders is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to service debt and pay upstream dividends. Because of the relative size of subsidiary operations, and their relative impacts to net income and cash flows, substantial dependency on the utility operations of Southwest Gas exists. The ability of the Company to pay upstream dividends and make other distributions are subject to relevant debt covenant restrictions of subsidiaries and applicable state law.
Centuri’s clients’ budgetary constraints, regulatory support or decisions, and financial condition could adversely impact work awarded.
The majority of Centuri’s clients are regulated utilities, whose capital budgets are influenced significantly by the various public utility commissions. As a result, the timing and volume of work performed by Centuri is largely dependent on the regulatory environment in its operating areas and related client capital constraints. If budgets of Centuri’s clients are reduced, or regulatory support for capital projects and programs is diminished, it could have a material adverse effect on Centuri’s business, results of operations, and cash flows. Additionally, the impact of new regulatory and compliance requirements could result in productivity inefficiencies and adversely impact Centuri’s results of operations and cash flows, or timing delays in their realization.
Southwest Gas’ liquidity, and in certain circumstances, its earnings, may be reduced from historical amounts or expectations during periods in which natural gas prices are rising significantly or are more volatile.
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
Rate schedules in each of Southwest Gas’ service territories contain purchased gas adjustment clauses which permit Southwest Gas to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest Gas has used short-term borrowings in the past to temporarily finance increases in purchased gas costs, and would expect to do so again if the need arises.
Southwest Gas may file requests for rate increases to cover the rise in the cost of purchased gas. Due to the nature of the regulatory process, there is a risk of disallowance of full recovery of these costs during any period in which there has been a substantial run-up of these costs or our costs are more volatile. Any disallowance of purchased gas costs would reduce cash flows and earnings.
Southwest Gas’ earnings may be materially impacted due to volatility in the cash surrender value of our COLI policies during periods in which stock market changes are significant.
Southwest Gas has life insurance policies on members of management and other key employees to indemnify against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income (mutual fund) investments. As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the COLI policies for their duration. Changes in the cash surrender value of COLI policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.
The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.
Southwest Gas provides pension and postretirement benefits to eligible employees. The costs of providing such benefits are subject to changes in the market value of our pension fund assets, discount rate changes, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense or other postretirement benefit costs recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense which would have a negative impact on our cash flows and reduce net income. While a treasury futures overlay is part of the pension plan investment strategy starting in 2024, intending to reduce funded ratio volatility and cost volatility by increasing protection with regard to changes in discount rates, there is no assurance that intended results will sufficiently materialize.
Uncertain economic conditions may affect Southwest Gas’ ability to finance capital expenditures and could reduce capital expenditures in the industries Centuri serves.
Southwest Gas’ business is capital intensive. Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return. Furthermore, declines in our stock price resulting from economic downturns or otherwise could impact our ability to finance our operations as planned. Historically, we have frequently used an ATM Program to fund certain liquidity requirements. During 2024, we established a new ATM Program, but did not issue any equity through the ATM Program. If the ATM Program is insufficient to meet all of or our capital needs, we may have to explore alternative financing sources, which may not be available to us on attractive terms or at all. Future issuances of securities could be more expensive than ATM Program issuances and may dilute our existing stockholders’ percentage of ownership.
Further, demand for Centuri’s services has been, and likely will continue to be, seasonal in nature and vulnerable to general downturns in the U.S. and Canadian economies in which Centuri operates. Uncertain or unfavorable market conditions could have a negative effect on demand for, or the profitability of, the services of Centuri’s customers. Centuri’s customers may not have the ability to fund capital expenditures for infrastructure or may have difficulty obtaining financing for planned projects during economic downturns. Uncertain or adverse economic or political conditions, the lack of availability of debt or equity financing and/or higher interest rates could reduce the capital spending of Centuri’s customers or cause project cancellations or deferrals.
Our business could be negatively affected as a result of actions of activist shareholders.
We have in the past, and may again in the future, be the subject of actions by activist stockholders. Following the initiation of a tender offer to purchase shares of our common stock and the initiation of a proxy contest, we entered into a cooperation agreement with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, which cooperation agreement has been subsequently amended and restated (the “Amended and Restated Cooperation Agreement”). As of December 31, 2024, the Icahn Group beneficially owned approximately 13.4% of the outstanding shares of our common stock. There can be no assurances that the Icahn Group, if the Amended and Restated Cooperation Agreement expires, or other activist stockholders will not pursue similar actions with respect to us in the future.
Responding to actions by activist shareholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility, which could disrupt our plans to access the capital markets for financing purposes.
Increases in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend yield, which is our dividend rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend yield on our common stock or may seek securities paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions may affect the market price of our common stock and such effects could be significant. For instance, if interest rates, including those on interest-bearing securities, such as bonds, rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock.

Regulatory, Legislative, and Legal Risks
The Company is currently subject to, and may in the future be subject to, litigation or threatened litigation, which may result in liability exposure that could have a material adverse effect on its business and results of operations.
We are currently subject, and may be subject in the future, to litigation or threatened litigation, including claims brought by stockholders and otherwise in the ordinary course of business. Although we believe that adequate insurance coverage is maintained to protect against risk exposure, it is difficult to predict with absolute certainty the costs associated with litigation, indemnity obligations, or other claims asserted in any given year. Moreover, it is possible that not all liabilities and costs experienced will be covered by third-party insurance, and potential further claims against us may result in significant additional defense costs and potentially significant judgments against us, some of which may not be, or cannot be, insured against. Additionally, whether or not any dispute actually proceeds to litigation, we may be required to pay damages or expenses, which may be significant, or involve our agreement with terms that restrict the operation of our business. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if in excess of insured levels, could have an adverse effect on our financial condition, results of operations, cash flows, the per share trading price of our common stock, and our ability to pay dividends to our stockholders. As a consequence, liability exposure could materially and adversely affect our business and results of operations to the extent it is not fully mitigated by such insurance coverage.
Governmental policies and regulatory actions can reduce Southwest Gas’ earnings or cash flows and impact demand for Centuri’s services.
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, PUCN, and FERC relating to allowed rates of return, allowable rate base, rate structure, purchased gas and investment recovery, operation and construction of facilities, present or prospective wholesale and retail competition including electrification or decarbonization policies or proposed policies by governmental entities or other parties, changes in tax laws and policies (including regulatory recovery or refunds thereof), and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, and regulations placed on us or our customers, regarding the product we deliver in meeting customer energy needs, could reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
In general, we are unable to predict what types of conditions might be imposed on Southwest Gas or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for our regulated operations to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings if the expense continues to be incurred. Southwest Gas records regulatory assets in the consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, or expected ratemaking treatment to be upheld, as allowed by U.S. GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.
Further, current and potential legislative or regulatory actions may impact demand for Centuri’s services, require utilities to meet reliability standards, and encourage installation of new electric transmission and distribution and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for Centuri’s services, or if these incentives will continue to exist under President Trump’s administration. Because most of Centuri’s transmission and distribution revenue is derived from natural gas and electric transmission and distribution industries, regulatory and environmental requirements affecting those industries could adversely affect Centuri’s business, financial condition, results of operations, and cash flows. Customers in the industries Centuri serves overall face stringent regulatory and environmental requirements, as well as permitting processes, as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for Centuri’s services in the past, and they may do so in the future, potentially impacting Centuri’s operations and our ability to grow at historical levels, or at all.

Southwest Gas may not be able to rely on rate decoupling to maintain a stable financial position, results of operations, and cash flows.
Management has worked with regulatory commissions in designing rate structures that strive to provide affordable and reliable service to our customers while mitigating the volatility in prices to customers and stabilizing returns to investors. Rate structures in all service territories allow Southwest Gas to separate or “decouple” the recovery of operating margin from natural gas consumption, though decoupled structures vary by state. In California, authorized operating margin levels vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Significantly warmer-than-normal weather conditions in our service territories and other factors, such as climate change and alternative energy sources, may result in decreased cash flows attributable to lower natural gas sales and delays in recovering regulatory asset balances. Furthermore, continuation of the decoupled rate designs currently in place is subject to regulatory discretion, and if unfavorably modified or discontinued, could adversely impact Southwest Gas’ financial position and results of operations.
Southwest Gas may be subject to increased costs related to the operation of natural gas pipelines under regulations concerning natural gas pipeline safety, which could have an adverse effect on our results of operations, financial condition, and/or cash flows.
We are committed to consistently monitoring and maintaining our distribution and transmission systems and storage operations to ensure that natural gas is acquired, stored, and/or delivered safely, reliably, and efficiently. Due to the combustible nature of our (or our customer-procured) product, we anticipate that the natural gas industry could be the subject of increased federal, state, and local regulatory oversight over time. We continue to work diligently with industry associations and federal, state, and local regulators to ensure compliance with any applicable laws. We expect there to be increased costs associated with compliance (and potential penalties for any non-compliance) with applicable laws over time. If these costs are not recoverable in our customer rates, or if there are delays in recoverability due to regulatory lag, they could have a negative impact on our operating costs and financial results.
Southwest Gas’ delivery and related systems require numerous permits and other approvals from various federal, state, and local governmental agencies, and others, including for pipeline expansion or infrastructure development; any failure to obtain or maintain required permits or approvals, or other factors that could prevent or delay planned development, could negatively affect our business and results of operations.
Southwest Gas’ existing and planned development projects require multiple permits and approvals. More broadly, the acquisition, ownership and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals and certificates from federal, state, and local governmental agencies or others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approvals, public opposition to one or more projects, regulatory opposition to one or more projects or related programs or their delayed recovery and returns thereon, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction, or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. Furthermore, areas in which we operate may include concentrations of federal lands that may limit or increase the cost for economic development, which could impact the amount or timing of growth in our areas. If there is a delay in obtaining any required approvals by us or others, or if we or others fail to obtain or maintain any required approvals, easements or rights of way or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support or realize customer growth, or such conditions could cause us to incur additional costs. These circumstances could negatively impact our earnings.
General Risks
The Company’s operating results may be adversely impacted by an economic downturn.
If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. However, current global economic events such as the war in Ukraine and the ongoing conflicts in the Middle East, rising inflation, tariffs, and elevated interest rates may cause the global economy to enter a period of economic slowdown or recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.

A significant reduction in the Company’s, Centuri’s, and Southwest Gas’ credit ratings could materially and adversely affect our business, financial condition, and results of operations.
We cannot be certain that any of our current credit ratings will remain in effect for any given period of time or that a credit rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Our credit ratings are subject to change at any time at the discretion of the applicable ratings agencies. Numerous factors, including many which are not within our control, are considered by the ratings agencies in connection with assigning credit ratings.
Any downgrade could increase our future borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future, financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and could otherwise adversely affect our business, financial condition, and results of operations.
We may be unable to successfully integrate business acquisitions into our business and realize the anticipated benefits of such acquisitions.
Business acquisitions are expected to result in various benefits, including, among other things, being accretive to earnings in future periods. The achievement of the anticipated benefits of such acquisitions is subject to a number of uncertainties, including whether the businesses are integrated efficiently and effectively. Failure to achieve the anticipated benefits of acquisitions could result in increased costs, decreases in the amount of expected revenues generated, and the potential diversion of management’s time and energy, all of which could have an adverse effect on the consolidated financial position, results of operations, cash flows, credit ratings, or market price of our common stock. Acquisitions may also cause us to issue debt which would increase our liabilities and borrowing cost, or to issue equity securities, which would dilute our existing stockholders’ percentage of ownership.
Natural disasters, public health crises and epidemic or pandemic related illness, war, or terrorist activities and other extreme events could adversely affect the Company’s business, results of operations, financial condition, liquidity and/or cash flows.
Local or national natural disasters, pandemic, or epidemic illness, actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia's military invasion of Ukraine and the conflicts or any resurgence in the Middle East, catastrophic failure of pipeline systems and other extreme events may cause a threat to our assets and operations. Our service territories may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission, and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster, pandemic, or epidemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased costs related to the foregoing events, which could negatively affect our financial condition, results of operations, and cash flows.
A slow or inadequate response to events that could cause business interruption may have an adverse impact on operations and earnings. We may be unable to obtain sufficient insurance to cover all risks associated with local and national disasters, pandemic or epidemic illness, terrorist activities, catastrophic failure of the pipeline system and other events, which could increase the risk that an event adversely affects our financial condition, results of operations, and cash flows.
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
Southwest Gas’ cybersecurity program focuses on people, processes, and technology, and takes a defense-in-depth approach by seeking to align with industry best practices. We invest in annual cybersecurity awareness training and testing for employees, by means of which we teach employees about remaining vigilant in daily work activities and practicing good security awareness. Specialized cybersecurity training is provided to those in specific job functions particularly susceptible to cyber incidents and phishing simulations are conducted monthly. Annually, a cybersecurity fair is held, and every employee is encouraged to participate. During this fair, outside experts present current and relevant information in an engaging and educational atmosphere. Tabletop exercises are periodically conducted to evaluate controls, processes, and procedures within Southwest Gas and with our partners in the handling of a cybersecurity incident. Southwest Gas maintains partnerships with law enforcement and other participants within the natural gas and electric utility industries. We also participate in the Information Sharing and Analysis Center to share threat intelligence and collaborate on cybersecurity issues affecting our industry.
As a natural gas LDC, Southwest Gas’ objective is to comply with the TSA security directives for our gas monitoring and control systems. Pursuant to these directives, Southwest Gas engages outside consultants to regularly review our technical architecture and alignment with the TSA security directives. In addition to complying with these regulations, Southwest Gas takes a quantitative approach to cybersecurity risk to identify areas for future cybersecurity investment and periodically engages experts to attempt to infiltrate our information systems to further strengthen our security posture. We invest in a range of cybersecurity technologies within the perimeter, network, and endpoints, creating a defense-in-depth architecture designed for prevention and response to cybersecurity events and to help minimize risk exposure.
To provide for the availability of critical data and systems, maintain regulatory compliance, manage our risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, Southwest Gas undertakes the following activities:
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
•through policy, practice, and contracts (as applicable), encourages employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•runs tabletop exercises to simulate response activities to a cybersecurity incident and use the findings to improve our processes and technologies;
•leverages the NIST Computer Security Incident Handling Process as a guideline to help identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•conducts vulnerability and penetration assessments, with associated remediation activities.
Southwest Gas’ incident response plan is designed to coordinate the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents. These activities include processes to triage, assess severity, communicate, contain, investigate, and remediate the incident, as well as to comply with applicable legal obligations and mitigate reputational damage.
Southwest Gas’ processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or those who have access to customer and employee data or our systems. Third-party risks are included within our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and monitor cybersecurity threat risks identified through our diligence review. Our due diligence process involves the use of questionnaires that are completed by third-party service providers and reviewed by business representatives and cybersecurity specialists to identify risks associated with third-party service providers. We use the responses provided to assist in finding ways to mitigate risks presented by a particular third-party service provider, consistent with the services provided. Additionally, contracts with third parties that could introduce significant cybersecurity risk to Southwest Gas include terms to assist in the mitigation of cybersecurity risks, including but not limited to, requiring counterparties to report data privacy or cybersecurity incidents to us and to agree to be subject to periodic cybersecurity audits as appropriate.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Operational Risks” as part of our risk factor disclosures in Item 1A of this Annual Report on Form 10-K, which are incorporated by reference herein. In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. However, because Southwest Gas’ operations involve critical infrastructure, as defined under federal law and by the TSA, we have been and will continue to be the target of cybersecurity attacks from time to time.
Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. The responsibility for oversight of risks from cybersecurity threats rests with our entire Board, but the Audit Committee oversees certain cybersecurity related items as described below. At least twice per year the entire Board receives an overview from management on our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, and cybersecurity threat risks or incidents and developments, as well as the steps management took to respond to such risks. Additionally, our Chief Information Officer attends Audit Committee meetings to present cybersecurity information for consideration in financial reporting, as necessary, and attends private Executive Sessions with the Audit Committee. Our Director of Internal Audit reports to the Audit Committee regarding attack and penetration exercise results and remediation. Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news or events and discuss any significant updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of matters such as enterprise risk management, operational budgeting, mergers and acquisitions, and other relevant matters. In 2023, the Board participated in a tabletop exercise associated with cyber threats and in 2024 the Board received a presentation from the former Chief of Staff of the Cybersecurity and Infrastructure Security Agency.
At the management level for Southwest Gas, our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by Southwest Gas’ President and the Vice President/Information Services/Chief Information Officer, along with the Director of Information Security. A Cybersecurity Executive Committee, consisting of officer-level management appointees representing key areas of our business, exists to maintain situational awareness of cybersecurity risks, support methods of addressing cybersecurity risks, and support the Chief Information Officer’s efforts to help Southwest Gas follow natural gas sector-specific regulations and reporting. The Cybersecurity Executive Committee meets regularly with legal advisors and cybersecurity professionals. In our Information Services department, the cybersecurity management team members hold degrees in information technology or cybersecurity and industry-recognized certifications in cybersecurity, and each has many years of relevant work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Cybersecurity team members are expected to keep their knowledge, skills, and training current by participating in industry events and continuing education programs as applicable.
These members of management and the Cybersecurity Executive Committee are informed about, and monitor the prevention, mitigation, detection, and remediation of, cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our cybersecurity playbooks and incident response plan outline our procedures, communication protocols, and information escalation processes applicable throughout the lifecycle of a cybersecurity incident. The playbooks and plans cover information flow from discovery of a possible issue through the reporting of it to Information Services management, the Cybersecurity Executive Committee, and Board as necessary. As discussed above, members of management (our President, Chief Information Officer, and Director of Information Security) report to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least twice per year, with the Audit Committee receiving more frequent updates as needed to assist in maintaining or enhancing cybersecurity posture in financial reporting, and monitoring attack and penetration testing results.

Item 2.	PROPERTIES
The plant investment of Southwest Gas consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest Gas also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. The northern Nevada and northern California properties of Southwest Gas are referred to as the northern system; the Arizona, southern Nevada, and southern California properties are referred to as the southern system. Total gas plant at December 31, 2024 was $11 billion at Southwest Gas, including construction work in progress. It is the opinion of management that the properties of Southwest Gas are suitable and adequate for its purposes.
Substantially all gas main and service lines are constructed across property owned by others under right-of-way grants obtained from the record owners thereof, under the streets and on the grounds of municipalities under authority conferred by franchises or otherwise, or beneath public highways or public lands under authority of various federal and state statutes. None of the numerous county and municipal franchises are exclusive, and some are of limited duration. These franchises are renewed regularly as they expire, and Southwest Gas anticipates no serious difficulties in obtaining future renewals.
With respect to the right-of-way grants, Southwest Gas generally has had continuous and uninterrupted possession and use of such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of construction of such facilities. Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to lay facilities along roads and highways. These permits typically are revocable at the election of the grantor, and Southwest Gas occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.
Southwest Gas, through two subsidiaries, operates two primary pipeline transmission systems:
•a system (including an LNG storage facility) owned by Great Basin extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and
•a system extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.
Southwest Gas provides natural gas service in parts of Arizona, Nevada, and California. Service areas in Arizona include most of the central and southern areas of the state, including Phoenix, Tucson, Yuma, and surrounding communities. Service areas in northern Nevada include Carson City, Yerington, Fallon, Lovelock, Winnemucca, Elko, and Spring Creek. Service areas in southern Nevada include the Las Vegas valley (including Henderson and Boulder City), Laughlin, and Mesquite. Service areas in southern California include Barstow, Big Bear, Needles, and Victorville. Service areas in northern California include the Lake Tahoe area and Truckee.
Information on properties of Centuri can be found in this Form 10-K under Utility Infrastructure Services under Part I.

Item 3.	LEGAL PROCEEDINGS
The Company and Southwest Gas are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest Gas’ financial position or results of operations.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the common stock of the Company is traded is the NYSE and the ticker symbol of the stock is “SWX.” At February 18, 2025, there were 9,735 holders of record of common stock, and the market price of the common stock was $77.95.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans and expected external funding needs, our payout ratio, and our ability to maintain strong credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. The quarterly dividend was $0.62 in 2024, and in February 2025, the Board determined to retain the quarterly dividend at $0.62 per share effective with the June 2025 payment. Although no assurances can be provided on our future dividend payments, the Board currently intends to reevaluate the dividend upon the completion of the Centuri separation, and it is anticipated that we will pay a dividend at a level consistent with industry peers.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas; until April 22, 2024, all of the shares of common stock of Centuri; and until February 14, 2023, all of the shares of common stock of MountainWest (February 14, 2023 is the date on which the MountainWest sale closed).
Our business includes Southwest Gas, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas is the largest regulated distributor of natural gas in Arizona and Nevada, and also distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest Gas operates two regulated interstate pipelines serving portions of Nevada and California. Southwest Gas makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs.
As of December 31, 2024, Southwest Gas had approximately 2,258,000 residential, commercial, industrial, and other natural gas customers, of which 1,210,000 customers were located in Arizona, 841,000 in Nevada, and 207,000 in California. First-time meter sets were approximately 41,000 in 2024 of which 23,000 were located in Arizona, 17,000 in Nevada, and 1,000 in California; compared to 40,000 in 2023 of which 24,000 were located in Arizona, 15,000 in Nevada, and 1,000 in California. Residential and commercial customers represented over 99% of the total customer base. During 2024, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest Gas earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future.
Southwest Gas recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in U.S. GAAP. Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under PGA mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest Gas’ financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure program recoveries) and customer growth. Public utility commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis for details of various rate proceedings.
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest Gas’ service territories have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on operating margin, allowing Southwest Gas to pursue energy efficiency initiatives. Nearly all of our customers, and resulting revenue and margin, are included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.
Consistent with the Company’s earlier determination to simplify the Company’s portfolio of businesses, the Company determined it would pursue a separation of Centuri, including forming a new independent publicly traded utility infrastructure services company. In April 2024, the Company and Centuri announced the completion of an IPO of Centuri’s common stock, with the issuance of 14,260,000 shares ($0.01 par value) at a price of $21.00 per share, along with a concurrent private placement of 2,591,929 shares, at a price equal to the IPO price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. The Company owns approximately 81% of Centuri following these events. Through the first quarter of 2024 and leading up to the Centuri IPO, it was a wholly owned subsidiary of the Company. The net proceeds to Centuri from the IPO and the concurrent private placement totaled approximately $328 million, including optional purchase of IPO shares from underwriters. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of our shares of Centuri common stock, one or more exchange offers for Company shares, or distributions, or any combination thereof.
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that fuels millions of homes and businesses across the U.S. and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 87 primary locations across 45 U.S. states and two Canadian provinces. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, and Riggs Distler, and in Canada, primarily as NPL Canada.
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
All of our businesses may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising or sustained high interest rates, labor markets and other costs (including in regard to contracted or professional services), and the availability of those resources. Certain of these impacts may be more predominant in certain of our operations, such as with regard to fuel costs for work equipment and skilled/trade labor costs at Centuri.

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s, Southwest Gas’, and Centuri’s operations and are covered in greater detail in later sections of management’s discussion and analysis.
Summary Operating Results

	Year ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Contribution to net income (loss)
Natural gas distribution	$261,176	$242,226	$154,380
Utility infrastructure services	(13,086)	19,652	2,065
Pipeline and storage	—	(16,288)	(283,733)
Corporate and administrative	(49,275)	(94,701)	(76,002)
Net income (loss)	$198,815	$150,889	$(203,290)

Weighted average common shares	71,841	70,787	65,558
Basic earnings (loss) per share
Consolidated	$2.77	$2.13	$(3.10)

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$696,964	$640,955	$574,534
Plus:
Operations and maintenance (excluding Admin. & General) expense	325,152	316,246	308,276
Depreciation and amortization expense	303,095	295,462	263,043
Operating margin	$1,325,211	$1,252,663	$1,145,853
Overview
Southwest Gas Holdings:
•Completed the Centuri IPO with net proceeds of $328 million used primarily to repay amounts under Centuri’s term loan and revolving credit facility
•Finished the year with more than $360 million of cash on a consolidated basis given recovery of earlier under-recovered PGA balances; the Company continues to expect limited capital markets needs through the end of 2025
•Extended the $550 million term loan credit agreement, which now matures on July 31, 2025, with a 17.5 basis point reduction in the applicable spread
•Corporate and administrative expenses include $44 million in interest expense related to borrowings and $8.2 million in Centuri separation costs, offset by certain tax benefits
Natural gas distribution:
•41,000 first-time meters sets (1.8% growth rate) added over the past 12 months
•Operating margin increased $73 million, or 6%, between 2024 and 2023, including Arizona and Nevada rate relief, California attrition adjustments, and Great Basin rates effective September 2024 (subject to refund)
•Operations and Maintenance expenses were relatively flat between periods, reflecting cost discipline
•Replaced the existing $400 million revolving credit facility, extending the maturity from 2025 to 2029
•Finished the year with over $300 million of cash, following the collection of previously deferred purchased gas costs
•$847 million capital investment in 2024
Utility infrastructure services:
•Revenues of $2.6 billion in 2024, a decrease of $262 million, or 9%, compared to 2023
•Operating income of $86.8 million in 2024, a decrease of $49.6 million, compared to 2023
•Paid down $316 million of debt from proceeds of the Centuri IPO
•Acquired the remaining interest in Linetec previously held by noncontrolling parties
•Entered into an accounts receivable securitization facility
•Capital allocation discipline and efficient asset utilization resulted in reductions in depreciation expense

This section of Form 10-K provides comparisons of 2024, 2023, and 2022 results and pertinent components indicated by segment. Also provided is a discussion of 2024 and 2023, including comparisons between those years. Discussion of 2022 items and year-to-year comparisons between 2023 and 2022, which are not included in this Form 10-K, can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Results of Natural Gas Distribution

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Regulated operations revenues	$2,475,216	$2,499,564	$1,935,069
Net cost of gas sold	1,150,005	1,246,901	789,216
Operating margin	1,325,211	1,252,663	1,145,853
Operations and maintenance expense	520,820	511,646	491,928
Depreciation and amortization	303,095	295,462	263,043
Taxes other than income taxes	88,965	87,261	83,197
Operating income	412,331	358,294	307,685
Other income (deductions)	54,276	70,661	(6,884)
Net interest deductions	162,257	149,830	115,880
Income before income taxes	304,350	279,125	184,921
Income tax expense	43,174	36,899	30,541
Contribution to consolidated results	$261,176	$242,226	$154,380
2024 vs. 2023
Contribution to consolidated net income from natural gas distribution operations increased $19 million between 2024 and 2023. The increase was primarily due to an increase in Operating margin, offset by increases in Operations and maintenance expense, Net interest deductions, and Depreciation and amortization.
Operating margin increased $73 million between years. Customer growth provided approximately $12 million as 41,000 first-time meter sets were added in 2024, and combined rate relief across all our service territories added approximately $66 million of incremental margin. Favorable impacts ($9.2 million, combined) were also realized in connection with certain rate components of infrastructure trackers and the Nevada variable interest rate expense mechanism. Furthermore, late fee assessments on customer account balances provided approximately $3 million in incremental margin. Offsetting these increases was a decrease in recoveries associated with regulatory programs, totaling $6.8 million for which an associated comparable decrease is also reflected in amortization expense (discussed below). In addition, certain immaterial out-of-period corrections occurred in both 2023 and 2024 resulting in an unfavorable variance between comparative periods, primarily driven by an $8 million favorable adjustment in 2023. Customary gas used in operations (the effects of which are offset in Operations and Maintenance expense) also reduced operating margin ($4 million).
Operations and maintenance expense increased $9 million, or 2%, between 2024 and 2023. The increase was primarily driven by general cost increases in benefit, incentive, and pension related costs, and leak survey and line locating costs, partially offset by contractor and professional services costs (the majority of which related to utility optimization consulting fees in 2023). Both periods exclude costs attributable to construction that are part of Net regulated operations plant, and costs that would otherwise be expensed but are instead permissible to be deferred into regulatory assets (e.g., incremental leak survey costs in Nevada).
Depreciation and amortization expense increased $8 million, or 3%, between years including due to a $720 million, or 7%, increase in average gas plant in service in the current year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. This increase was offset by a decrease in amortization of regulatory account balances of $6.8 million as noted above.
Other income decreased $16 million between 2024 and 2023, primarily due to a decline of $17.2 million in interest income compared to the prior year, related to a reduction in carrying charges associated with regulatory account balances, notably, PGA balances, which decreased from an asset balance of $553 million as of December 31, 2023 to a net liability balance of $228 million as of December 31, 2024. Interest income is earned when these balances are in asset positions and interest expense is incurred when balances are in liability positions.
Net interest deductions increased $12 million between 2024 and 2023 primarily due to the impacts of surcharges/surcredits and deferral activity related to a regulatory mechanism associated with interest on Southwest Gas’ industrial development revenue bonds. Interest also increased due to amounts incurred on the over-collected PGA balance. Additionally contributing to the increase was a lower level of debt-related AFUDC, which had the impact of increasing interest expense on a relative basis in 2024.
Results of Utility Infrastructure Services

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Utility infrastructure services revenues	$2,637,229	$2,899,276	$2,760,327
Operating expenses:
Utility infrastructure services expenses	2,415,101	2,617,402	2,529,318
Depreciation and amortization	135,345	145,446	155,353
Operating income	86,783	136,428	75,656
Other income (deductions)	376	64	(887)
Net interest deductions	90,515	97,476	61,371
Income (loss) before income taxes	(3,356)	39,016	13,398
Income tax expense	3,709	14,736	5,727
Net income (loss)	(7,065)	24,280	7,671
Net income attributable to noncontrolling interests	6,021	4,628	5,606
Contribution to consolidated results	$(13,086)	$19,652	$2,065
2024 vs. 2023
Consolidated results from utility infrastructure services decreased $32.7 million in 2024 compared to 2023. Results in the current year were negatively impacted by lower MSA volumes driven in large part by budgetary challenges faced by key customers, a decline in offshore wind work due to the conclusion of several projects during the current year, and timing of bid projects.
Utility infrastructure services revenue decreased $262 million, or 9%, in 2024 when compared to the prior-year, driven primarily by decreased gas utility infrastructure services revenues of $133.8 million and decreased electric utility infrastructure services revenues of $128.3 million. The decrease in gas utility infrastructure services revenues was primarily due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers and timing of bid projects, and the prior year benefited from the commencement of a large project that was substantially complete in 2023. The decrease in electric utility infrastructure services revenues was primarily due to a decrease in offshore wind revenues of $114.4 million due to project conclusion, as well as a reduction in net volumes under existing customer MSAs, partially offset by an increase in emergency restoration services revenue of approximately $50.3 million. Centuri revenues from contracts with Southwest Gas totaled $106.8 million in 2024 and $116.4 million in 2023. Centuri accounts for services provided to Southwest Gas at contractual prices.
Utility infrastructure services expenses decreased $202.3 million, or 8%, in 2024 due primarily to lower volume of infrastructure services provided. Subcontractor costs decreased during 2024 compared to the prior-year primarily due to decreased work under offshore wind projects and changes in mix of work. Project margin in 2024 decreased primarily due to lower margins on bid work (the prior year benefited from a highly profitable bid that did not recur in the current year); decreased volumes on MSAs leading to underutilization of fixed costs; and unfavorable changes in the mix of work. Included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $1.1 million between years. Gains on sale of equipment in 2024 and 2023 (reflected as an offset to Utility infrastructure services expenses) were approximately $3.6 million and $4.5 million, respectively.
Depreciation and amortization expense decreased $10.1 million between periods, primarily due to a number of small tools within electric utility infrastructure services operations becoming fully depreciated in 2023 and not requiring replacement based on project needs. Additionally, more efficient utilization of existing fixed assets in recent periods has slowed the growth of the depreciable asset base, with capital expenditures of $99.3 million, $106.6 million, and $130.2 million in 2024, 2023 and 2022, respectively.
The decrease in net interest deductions of $7 million was primarily due to activity with regard to Centuri’s debt balance. This activity included repayment, in concert with proceeds received from the Centuri IPO and private placement, of $156 million under Centuri’s revolving credit facility and $160 million under its term loan facility. Centuri also paid down an additional $100 million in debt under its term loan facility with proceeds from its accounts receivable securitization facility. Amounts under the revolving portion of the credit facility are available to be re-borrowed, with such activity partially offsetting the impacts.
Income tax expense decreased $11 million between years, primarily due to a decrease in pre-tax income in 2024, and also reflects other impacts, including expenditures that are not deductible for tax purposes.
Rates and Regulatory Proceedings
Southwest Gas is subject to the regulation of the ACC, the PUCN, the CPUC, and two of Southwest Gas’ subsidiaries are subject to regulation by the FERC.
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest Gas’ service territories. Southwest Gas makes periodic filings for rate adjustments as the cost of providing service (including the cost of natural gas purchased) changes, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs and a reasonable return on investment. On their own, the mix of fixed and variable components in rates assigned to various customer classes (rate design) can significantly impact the operating margin actually realized by Southwest Gas. Management has worked with its regulatory commissions in designing rate structures that support the timely recovery of our costs, including returns to investors, in providing safe, affordable, and reliable service to its customers while mitigating volatility in prices to customers and stabilizing returns to investors. Such rate structures were in place in all of Southwest Gas’ operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. Southwest Gas filed its 2024 Arizona rate case application in February 2024, proposing an increase in revenue of approximately $126 million to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest Gas’ current level of operations and maintenance expense. The request includes a return on common equity of 10.15% and a 0.81% fair value increment, relative to a 50% target equity ratio and a proposed twelve-month post-test year plant adjustment for otherwise non-revenue producing plant. In addition to proposing the continuation of full revenue decoupling under the DCA mechanism, Southwest Gas also proposed to set the carrying cost for the interest component of the DCA and GCBA rate adjustment mechanisms to equal the Commission-authorized Weighted Average Cost of Capital, and to establish a UGCE, which represents the gas cost-related portion of net write-offs of uncollectible customer accounts. The UGCE would allow Southwest Gas timelier recovery of the portion of net write-off accounts that relate to purchased gas cost. Hearings were held in November 2024 and a final ACC decision is anticipated with rates to become effective early in the second quarter 2025.
Initially included as part of the rate case application, Southwest Gas proposed the establishment of the SIM mechanism, a capital tracker designed to support required code and regulatory-related infrastructure replacements in Arizona, which was subsequently bifurcated from the rate case application. A hearing on this issue is expected in May 2025 with a final decision anticipated in the fourth quarter 2025.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as noted above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The most recent filing was made in April 2024 to request a rate to address the over-collected balance of $17.5 million existing as of March 31, 2024. The requested rate to return the over-collected balance was approved and new rates became effective August 1, 2024. The next filing is anticipated to be made no later than April 30, 2025, and will address the balance at the end of the first quarter 2025.
Tax Reform. A TEAM was approved in Southwest Gas’ 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest Gas filed subsequent TEAM rate applications, including a recent filing, which proposes to update the TEAM surcharge to recover approximately $5.2 million resulting from changes related to the amortization of EADIT. The existing surcredit rate became effective June 1, 2024, and the proposed surcharge rate is anticipated to become effective June 1, 2025.
PGA Modification. On March 1, 2023, Southwest Gas filed a request to adjust the interest rate applicable to the outstanding PGA balance to more closely match the interest expense incurred to finance the balance. In the alternative, the filing requested an expansion of the current GCBA adjustment to clear the balance then existing. In July 2023, the ACC approved an increase to the GCBA rate (over a two-year period) effective August 1, 2023, to support the timely recovery of the approximately

$358 million balance as of May 31, 2023. The increased GCBA rate was authorized to remain in place for up to two years or until the balance dropped below $10 million. The GCBA rate was set to $0.00 per therm, effective October 1, 2024, and has since transitioned to a credit rate consistent with the current over-collected balance. Ongoing deferred energy rates, separate from the GCBA rate, continue to be updated monthly.
Nevada Jurisdiction
Nevada General Rate Case. Southwest Gas filed its most recent general rate case in September 2023 based on the test year ended May 2023. The initial request was updated with a certification filing primarily for plant placed in service and incremental annual leak survey costs through November 2023. Those updates resulted in an updated overall request of approximately $74 million, an increase over the initial request of $69.8 million. A stipulation was reached with Regulatory Operations Staff and the Bureau of Consumer Protection, settling certain issues and agreeing to a black box settlement with a statewide increase of $65.6 million, prior to any adjustments related to the cost of capital. Following a hearing on cost of capital issues, the PUCN issued a decision approving an annual increase in revenues of $59 million, approving the proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items were: a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset; and refreshed depreciation rates somewhat lower than those proposed. New rates became effective in April 2024.
General Revenues Adjustment. The GRA, or Nevada decoupling mechanism, was affirmed as part of Southwest Gas’ most recently concluded general rate case and adjustments are included in the ARA filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Rates for the GRA and other regulatory mechanisms relating to the November 2023 ARA filing became effective May 1, 2024, earlier than the typical July 1 effective date. The most recent ARA filing was made in November 2024, considering balances as of September 30, 2024. Updated rates are anticipated July 1, 2025.
Line Locate Activity Expenses Application. Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for Line Locate Activity Expenses and to establish the Damage Prevention Cost Mechanism. This would allow Southwest Gas to track the actual level of line locate operation and maintenance expenses and record in a regulatory asset or liability the difference when compared to the operation and maintenance expenses established in the most recent general rate case. Approval to establish the Damage Prevention Cost Mechanism will provide the means to recover or return the accumulated balance of the line locate expenses tracked in the proposed regulatory account. This proposal is made without carrying charges, focusing solely on stemming the financial attrition suffered in between rate cases related to this work. Resolution of this application is anticipated in the third quarter 2025.
California Jurisdiction
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 related to a future test year (2026), proposing a statewide revenue increase of approximately $49 million, consisting of a revenue increase of $38.5 million for the southern California rate jurisdiction, an increase of $63,000 for the northern California rate jurisdiction, and an increase of $10.2 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase compared to the 11.16% currently authorized. A continuation of Southwest Gas’ PTY margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the Automatic Trigger Mechanism in lieu of annual cost of capital filings. Southwest Gas’ filing also includes a risk-based decision-making framework, proposing the continuation of the Targeted Pipe Replacement Program, the Meter Protection Program, and COYL Program, along with the addition of a new Annual Leak Survey Program, collectively under the Infrastructure Reliability and Replacement Adjustment Mechanism umbrella. Authority to establish a Damage Prevention Cost Balancing Account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest Gas’ northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction is also proposed. The rate case will be processed during 2025 with a final decision expected in the fourth quarter of 2025, and new rates expected to be effective in January 2026.
Attrition Filing. Following the 2021 implementation of rates approved as part of the previous general rate case, the continuation of annual PTY margin attrition increases of 2.75% began in January 2022. The most recent annual margin attrition increase was also inclusive of adjustments related to the amortization of EADIT. The cumulative impact resulted in an annual increase of $7.3 million effective January 2025 for Southwest Gas’ combined southern California, northern California, and South Lake Tahoe rate jurisdictions. The PTY increase of $3.6 million associated with the North Lake Tahoe Lateral revenue requirement became effective February 1, 2025.

Service Area Extension. Southwest Gas filed a request to expand its southern California certificated service area, a CPCN, to include the Army’s National Training Center at Fort Irwin, located northeast of Barstow, California. The CPCN was approved by the CPUC in April 2024 and authorizes Southwest Gas to construct approximately 21 miles of distribution main pipeline to deliver natural gas service to the newly certificated area of Fort Irwin, which at the time of filing was estimated to cost approximately $38.7 million.
FERC Jurisdiction
General Rate Case. Great Basin, a wholly owned subsidiary of Southwest Gas, filed a notice of a change in rates (pursuant to applicable regulations) on March 6, 2024, requesting that rates for natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which allowed rates to go into effect, subject to refund, on September 6, 2024. The filing included a request to continue a term-differentiated rate structure which was adopted as part of Great Basin’s previous general rate case, to provide an overall annual revenue increase of approximately $16 million (subsequently updated to $13 million), and a return on equity of 14.05% and 13.05% applicable to each category of shippers, as applicable, and a capital structure of 44% long-term debt and 56% common equity. A primary driver of the proposed increase was approximately $99 million of capital investments, much of which was placed in service by the end of the August 31, 2024 test year. An all-party settlement was reached and filed with the FERC for final consideration in December 2024 and is pending a decision, which is anticipated during the second quarter of 2025. Motion rates, subject to refund, became effective in September 2024, followed by interim rates, which became effective November 1, 2024. The interim rates are the same as the filed settlement rates and will remain in place until a final FERC decision is received. A portion of the rates implemented subject to refund have been appropriately reserved and will be refunded, as necessary, pending the final outcome in the case.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of December 31, 2024, over-collections in both the Arizona and Nevada service territories resulted in a liability of approximately $242.3 million and under-collections in California resulted in an asset of approximately $13.9 million on the Company’s and Southwest Gas’ Consolidated Balance Sheets. The substantial reduction in balances between periods in the table below reflects a combination of specific recovery rates in place to collect the build-up of earlier balances as a result of the cost paid for gas in those earlier periods, and recent conditions whereby base rates under the mechanisms have exceeded the cost of recent gas supply purchases by Southwest Gas. See also Deferred Purchased Gas Costs in Note 1 - Background, Organization, and Summary of Significant Accounting Policies.
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
The following table presents Southwest Gas’ outstanding PGA balances receivable/(payable) at the end of its two most recent fiscal years:

	December 31,
(Thousands of dollars)	2024	2023
Arizona	$(46,980)	$251,416
Northern Nevada	(31,212)	45,757
Southern Nevada	(164,067)	218,761
California	13,937	36,951
	$(228,322)	$552,885
Arizona PGA Filings. In Arizona, Southwest Gas calculates the change in the gas cost component of customer rates monthly (to allow for timely refunds to/recoveries from customers), utilizing a rolling twelve-month average. During 2024, the GCBA continued with a surcharge through September in order to recover the then under-collected balance through the increased rate mechanism. With the recovery of the outstanding under-collected balance, the GCBA transitioned to a small surcredit rate consistent with the over-collected balance at December 31, 2024.
California Gas Cost Filings. In California, a monthly gas cost adjustment, based on forecasted monthly prices, is utilized. Monthly adjustments modeled in this fashion provide the timeliest recovery of gas costs in any Southwest Gas jurisdiction.

Nevada Gas Cost Filings. In November 2024, Southwest Gas filed to adjust its gas cost rates, which consist of two components, the Base Tariff Energy Rate and the Deferred Energy Account Adjustment rate. The new rates associated with the November 2024 filing became effective January 2025 and are intended to address the outstanding balances over a twelve-month period. Gas cost rates otherwise are updated on an ongoing basis quarterly, with changes effective each January, April, July, and October.
Gas Price Volatility and Mitigation
To mitigate price volatility to its customers, Southwest Gas periodically enters into fixed-price term contracts under its volatility mitigation programs for up to 25% of the California jurisdictions’ annual normal weather supply needs and to a limited extent, in the Arizona jurisdiction. For the 2024/2025 heating season, contracts contained in the fixed-price portion of the supply portfolio ranged from approximately $4.18 to approximately $6.53 per dekatherm. In consultation with its regulators, Southwest Gas does not currently plan to make any fixed-price term purchases other than in California, nor to enter into financial swap agreements. Southwest Gas’ natural gas purchases, not covered by fixed-price contracts, are under variable-price contracts with firm quantities, or on the spot market. The contract price for these contracts is either determined at the beginning of each month to reflect the published first-of-month index price, or at market prices based on a published daily price index. In each case, the index price is not published or known until the purchase period begins. Plans with regard to fixed-price portfolios or other hedging programs could change as Southwest Gas monitors conditions and collaborates with regulatory commissions over time.
Pipeline Safety Regulations
Effective January 1, 2023, the PUCN issued an order revising its regulations to require annual leak surveys (previously every three years) of all distribution pipelines transporting natural gas and/or liquefied petroleum in Nevada. In conjunction with this change, the PUCN authorized the establishment of a regulatory asset account to track the incremental cost of compliance related to the new regulation, for consideration in a future general rate case filing.
Effective October 2022, the PHMSA issued final rules that amended the federal pipeline safety regulations applicable to the valve installation and minimum rupture detection standards for gas transmission pipelines. Southwest Gas has integrated the requirements of this new rule into its operating procedures. In addition, in August 2022, PHMSA issued final rules that amended the federal pipeline safety regulations applicable to the integrity management of gas transmission pipelines, effective May 2023. Southwest Gas also integrated the requirements of this new rule into its operating procedures related to repair criteria, integrity management improvements, cathodic protection, management of change, and other gas transmission integrity related amendments.
PHMSA published two significant NPRMs in 2023. The first is the Pipeline Leak Detection and Repair NPRM, which aims to mandate methane emissions reductions through the revision of operations and maintenance procedures for natural gas operators, the promulgation of Advanced Leak Detection equipment, and accelerated leak repair criteria. The final rule was expected to be published in mid-2024; however, this has been delayed to early 2025. Southwest Gas continues to evaluate potential impacts from this NPRM.
The second item, the Safety of Gas Distribution NPRM, resulted from congressional mandates and National Transportation Safety Board recommendations stemming from a 2018 incident in the Merrimack Valley, in Massachusetts. This NPRM was expected to be finalized in late 2024; however, it is uncertain as to when a final rule will be published. The final rule is expected to include provisions that are primarily aimed at mitigating over pressurization incidents, particularly on utilization pressure systems. Southwest Gas does not own or operate any utilization pressure systems, but is monitoring the progress and potential impacts, if any, of this NPRM.
Southwest Gas continues to monitor changing pipeline safety legislation and participates, to the extent possible, in providing public comments and works with industry associations, such as the American Gas Association, in shaping regulatory language associated with these new mandates and reporting requirements. Additionally, management works with state and federal commissions to which Southwest Gas, including its subsidiaries, are subject, to develop customer rates that are responsive to incremental costs of compliance. However, due to the timing of when rates are implemented in response to new requirements, and as additional rules are developed, compliance requirements could impact expenses and the timing and amount of capital expenditures for Southwest Gas.
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily construction expenditures and property additions). In recent years, Southwest Gas has undertaken substantial pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. In addition, certain national events, including several major storms in recent years affecting central portions of the U.S., contributed to the periodic run-up in gas supply costs, before commodity costs significantly dropped following the events. This collective activity necessitated the issuance of both debt and equity securities to supplement cash flows from operations, before cash reserves were replenished at the utility in more recent periods, including from collections under the PGA mechanisms. Southwest Gas Holdings and Southwest Gas’ capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which helps minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings and Southwest Gas.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities increased $847 million between 2024 and 2023. The increase was primarily driven by the collection of previously deferred purchased gas costs for Southwest Gas. As noted above, in previous periods rates billed to customers for gas supply costs were lower than actual expenditures. These differences were deferred and have since been collected, providing a significant source of available funds in the current period. The PGA balances overall are subject to rate establishment across the year, as discussed earlier, and are now in an overcollected status. The improvement in cash flows between periods also reflects the impacts of other changes, notably in other components of working capital overall, including the timing and amount of accounts receivable/payable and other current asset and liability balances. The increase additionally includes the $125 million proceeds related to Centuri’s Securitization Facility, which was net of an increase in certain receivable balances at Centuri due to the timing of billings and payments (see Note 3 - Revenue).
Investing Cash Flows. Cash flows from investing activities decreased $1.07 billion in 2024 as compared to 2023. The overall change was driven by $1.05 billion in proceeds received in connection with the MountainWest sale (net of cash sold) in 2023, partially offset by proceeds from the sale of other property in 2024. Furthermore, outflows for construction expenditures and property additions were higher in 2024 compared to 2023.
Financing Cash Flows. Cash flows from financing activities increased $524 million in 2024 as compared to 2023. The overall increase was primarily due to activity in 2023, including the repayment ($1.1 billion) in that year of the then remaining balance of the term loan, entered into by Southwest Gas Holdings in connection with the 2021 acquisition of MountainWest and the $225 million Southwest Gas term loan that originated in March 2021, offset by Southwest Gas’ issuance of $300 million in 5.45% senior notes in March 2023 that will mature in 2028, as well as Southwest Gas Holdings proceeds received in April 2023 from a $550 million term loan now maturing in July 2025, in addition to various other borrowing and repayment activity. Net financing activities in 2024 include net proceeds received from Centuri’s April 2024 IPO and private placement ($328 million), with the majority of the proceeds used by Centuri at that time to pay down portions of its revolving credit and term loan facility. Financing cash flows also include Centuri’s redemption of the previously remaining redeemable noncontrolling interest in Linetec for $92 million in 2024 (compared to $40 million of partial redemption in 2023), $125 million payment on Centuri’s term loan with proceeds from the Securitization Facility, in addition to utilization of its credit facility for this and other purposes. The prior year period also included proceeds received from the issuance of Company common stock in an underwritten public offering in March 2023, with no comparable issuance in the current year. Those proceeds were used at that time to pay down Company indebtedness. Other financing cash flows include other borrowings and repayments under the companies’ credit facilities, and an increase in dividends paid between periods due to an increase in the number of outstanding shares.
Corporate and administrative expenses/outflows for Southwest Gas Holdings in 2024 overall primarily include interest paid on outstanding borrowings and costs associated with the Centuri separation.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities increased $861 million between 2024 and 2023 primarily attributable to the collection of deferred purchased gas costs (as discussed above), as well as cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities increased $61 million in 2024 as compared to 2023. While outflows for capital expenditures increased by $85 million in 2024, the increase was partially offset by proceeds from the sale of property for $21.4 million, as well as reduced outflows related to customer advances for construction. See also 2024 Construction Expenditures below.
Financing Cash Flows. Net cash from financing activities decreased $580 million in 2024 as compared to 2023. The decline was primarily due to parent contributions in 2023, with no comparable inflow in 2024. Separately, proceeds were received from $300 million of 5.45% senior notes in 2023, offset by the repayment of a March 2021 term loan that same year. A separate term loan was both borrowed and repaid during 2023. Outflows for dividend payments increased in 2024 compared to 2023. Other impacts primarily relate to activity under Southwest Gas’ credit facility in 2023. See Note 8 - Debt.
2024 Construction Expenditures
During the three-year period ended December 31, 2024, total gas plant in service increased from $8.9 billion to $10.8 billion, or at an average annual rate of 7%. Replacement, new business, and reinforcement work was a substantial portion of the plant increase during the three-year period. Customer growth also impacted expenditures as Southwest Gas set approximately 122,000 meters during this time, which is reflected in new business.
During 2024, construction expenditures (through cash outlays) for Southwest Gas were $847 million. The majority of these expenditures represented costs associated with replacement of existing transmission and distribution plant to fortify system integrity and reliability, as well as general plant additions. Cash flows from operating activities of Southwest Gas were $1.25 billion, exceeding 2024 construction expenditures and dividend requirements of the natural gas operations segment.
2024 Financing Activity
As of December 31, 2024, the Company had up to $340 million of common stock available for sale under its ATM Program. No issuances have occurred under the ATM Program in 2024.
Net proceeds received under the Dividend Reinvestment and Stock Purchase Plan during 2024 were approximately $9 million, from the issuance of approximately 127,000 shares of Company common stock.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
Management estimates natural gas distribution segment construction expenditures during the three-year period ending December 31, 2027 will be approximately $2.6 billion. Of this amount, approximately $880 million is expected to be incurred in 2025. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. During the three-year period ending December 31, 2027, cash flows from operating activities of Southwest Gas are expected to provide approximately 74% of the funding for gas operations of Southwest Gas and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by credit facilities, equity contributions from the Company, and/or other external financing sources. During the three-year period, Southwest Gas will have $407.5 million of long-term debt maturing. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from or amounts returned to customers related to regulatory mechanisms including the PGA, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: activities from the planned separation of Centuri, variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas distribution segment, the ability to access and obtain capital from external sources, the level of interest rates, changes in income tax laws, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment and ratemaking activities, have historically had the most significant impact on liquidity, aside from the Company’s recent strategic undertakings, including acquisition and disposition activity.
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At December 31, 2024, the balance in the PGA accounts included an under-collection of approximately $13.9 million pertaining to the California jurisdiction and an over-collection of $242.3 million pertaining to Arizona and Nevada. The substantial reduction from the receivable PGA balance existing as of the comparable period in 2023 is also highlighted by the substantial cash balance of $311 million existing as December 31, 2024, which reflects, among other things, customer collections related to the PGA. See PGA Filings for more information.
In April 2023, Southwest Gas Holdings entered into a $550 million Term Loan Credit Agreement that was set to mature in October 2024. The Company utilized a majority of the proceeds to make an equity contribution to Southwest Gas. In August 2024, Southwest Gas Holdings amended its Term Loan agreement, extending the maturity date to July 31, 2025 and changing the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes.

Southwest Gas Holdings has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At December 31, 2024, $130 million was outstanding under this facility. The maximum amount outstanding during 2024 occurred during the fourth quarter and was $130 million.
Southwest Gas has a credit facility with a borrowing capacity of $400 million, which was set to expire in April 2025, before it was replaced in August 2024, extending the maturity date to August 2029. Southwest Gas designates $150 million of the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. There was no activity on either the long-term or short-term portions of the existing facility during 2024. As of December 31, 2024, no borrowings were outstanding on the long-term portion of the credit facility (including no borrowings outstanding under the commercial paper program), and no borrowings were outstanding on the short-term portion. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has generally been adequate for Southwest Gas’ needs outside of funds raised through operations and other types of external financing.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by the revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the then current commercial paper rate. At December 31, 2024, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million with related amounts borrowed and repaid available to be re-borrowed; the term loan portion of the facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian dollars or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at December 31, 2024 totaled $2.4 billion. The maximum amount outstanding on the combined facility during 2024 was $1.117 billion, which occurred in the first quarter, at which point $1 billion was outstanding on the term loan facility. As of December 31, 2024, $113.5 million was outstanding on the revolving credit facility, in addition to $706.4 million outstanding on the term loan portion of the facility. Also at December 31, 2024, there was approximately $226 million, net of letters of credit, available for borrowing under the line of credit.
In April 2024, Centuri successfully completed an IPO of 14,260,000 shares of Centuri common stock at a price of $21.00 per share, in addition to a concurrent private placement of 2,591,929 shares at a price equal to the IPO price. The collective net proceeds to Centuri approximated $328 million. Centuri used $316 million of the proceeds to repay amounts outstanding under its revolving credit and term loan facility, with the remainder intended for general corporate purposes. Following the IPO, the Company owns approximately 81% of the outstanding shares of Centuri common stock. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of the Company’s shares of Centuri common stock, one or more exchange offers for Company shares, or distributions, or any combination thereof.
Credit Ratings
Credit ratings apply to debt securities, which constitute a significant portion of total capitalization, such as bonds, notes, and other debt instruments and do not apply to equity securities such as common stock. Borrowing costs and the ability to raise funds are directly impacted by the credit ratings of the Company. Credit ratings issued by nationally recognized ratings agencies (Moody’s, S&P, and Fitch) provide a method for determining the creditworthiness of an issuer. These credit ratings are a factor considered by lenders when determining the cost of current and future debt for each debt obligor (i.e., generally the better the rating, the lower the cost to borrow funds). The current unsecured long-term debt ratings of the Company and Southwest Gas are considered investment grade, and Centuri’s ratings are considered non-investment grade.
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

	Moody's (1)	Standard & Poor's (2)	Fitch (3)
Southwest Gas Holdings, Inc.:
Issuer rating	Baa2	BBB-	BBB
Outlook	Stable	Positive Outlook	Negative
Last reaffirmed	May 2024	December 2024	August 2024
Southwest Gas Corporation:
Senior unsecured long-term debt	Baa1	BBB	A-
Outlook	Stable	Positive Outlook	Stable
Last reaffirmed	May 2024	September 2024	August 2024
Centuri Group, Inc.:
Issuer rating	Ba3	B+	N/A
Outlook	Stable	CreditWatch Developing	N/A
Last reaffirmed	May 2024	October 2024	N/A
(1)Moody’s debt ratings range from Aaa (highest rating possible) to C (lowest quality, usually in default). A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the rating to indicate the approximate rank of a company within the range.
(2)S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The ratings from ‘AA’ to ‘CCC’ may be modified by the addition of a plus “+” or minus “-” sign to show relative standing within the major rating categories.
(3)Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The modifiers “+” or “-” may be appended to a rating to denote relative status within major rating categories.
None of Southwest Gas’ debt instruments have credit triggers or other clauses that result in default if these bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest Gas’ bond ratings. Certain debt instruments are subject to a leverage ratio cap, and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2024, Southwest Gas was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $4.1 billion in additional debt could be issued and the leverage ratio requirement would still be met. At least $2.7 billion of cushion in equity relating to the minimum net worth requirement exists at December 31, 2024. No specific limitations as to dividends exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
At December 31, 2024, Southwest Gas Holdings was also in compliance with all of the covenants of its credit facility and Term Loan Credit Agreement. Interest and fees on its credit facility and term loan due July 31, 2025 are subject to adjustment depending on its senior debt ratings. The credit facility and term loan are subject to a leverage ratio cap. Under the most restrictive of the financial covenants, approximately $3.5 billion in additional debt could be issued while still meeting the leverage ratio requirement. No specific limitations as to dividends exist under the collective covenants. The credit facility and term loan agreements do not contain material adverse change clauses.
Certain Centuri debt instruments have leverage ratio caps and interest coverage ratio requirements. At December 31, 2024, Centuri was in compliance with all of its covenants. Under the most restrictive of the covenants, Centuri could issue approximately $151 million in additional debt and meet the leverage ratio requirement. Centuri has approximately $28 million of cushion relating to the minimum interest coverage ratio requirement. Centuri’s revolving credit and term loan facility is secured by underlying assets of the utility infrastructure services segment. Centuri also has restrictions on how much it could give to the Company in cash dividends, which is limited to a calculated available amount, generally defined as 50% of its rolling twelve-month consolidated net income adjusted for certain items, such as parent contributions inflows, Linetec redeemable noncontrolling interest payments, or dividend payments, among other adjustments, as applicable. Under these restrictions and the financial covenants of the amended revolving credit facility, however, Centuri’s ability to pay dividends to the Company is limited. Dividends from Centuri are not customarily relied upon in order for the Company to satisfy dividends declared for its stockholders.
Inflation
Inflation can impact results of operations for each of the Company’s business segments, and while the level of increase has waned over the past year, the level of improvement is only in relation to the multi-decade high inflation in 2022. Labor, employee benefits, fuel, natural gas, professional services, and construction costs are the categories most significantly impacted by inflation. Changes to the cost of gas are generally recovered through PGA mechanisms and do not directly impact earnings overall; indirect impacts primarily result from interest carrying charges on accumulated PGA balances, or through borrowing costs incurred to fund purchases or to repay overcollected PGA balances. Labor, employee benefits, and professional services are components of the cost of service, and gas infrastructure costs are the primary component of utility rate base. In order to recover increased costs, and earn a fair return on rate base, general rate cases or other procedural filings are made by our regulated operations, when deemed necessary, for review and approval by regulatory authorities. Regulatory lag, that is, the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, can negatively impact earnings. See Rates and Regulatory Proceedings for a discussion of recent rate case proceedings.
Contractual Obligations
Our largest contractual obligations as of December 31, 2024 consisted of:
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
•Southwest Gas has gas purchase obligations that include fixed-price and variable-rate gas purchase contracts. Variable-rate contracts reflect minimum contractual obligations with estimation in pricing based on market information. Actual future variable-rate purchase commitments may vary depending on market prices at the time of delivery and values may change significantly from their estimated amounts. Certain other variable-rate contracts allow for variability in quantities for which associated demand charges are included in the gas purchase obligations based on the maximum daily quantities available under the contracts. As of December 31, 2024, gas purchase obligations of $178 million are payable within the next 12 months.
•Southwest Gas has pipeline capacity and storage contracts for firm transportation service, both on a short- and long-term basis with several companies in all of its service territories, some with terms extending to 2049. Southwest Gas also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise. Costs associated with these pipeline capacity contracts, similar to gas purchase/supply arrangements, are a component of the cost of gas sold and are recovered from customers primarily through the PGA mechanisms. As of December 31, 2024 pipeline capacity and storage obligations of $88 million are payable within 12 months.
•Other commitments associated with noncancellable obligations consist primarily of software licensing, equipment, outsourced processing subscriptions, and operating and/or maintenance agreements, as applicable.
•Estimated funding for pension and other postretirement benefits during calendar year 2025 is $29 million. Funding amounts for years beyond 2025 are not currently known.
Recently Issued Accounting Standards Updates
The FASB routinely issues ASUs. See Note 1 - Background, Organization, and Summary of Significant Accounting Policies for more information regarding these ASUs and their potential impact on the Company’s and Southwest Gas’ financial position, results of operations, and disclosures.
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
Regulatory Accounting
Natural gas distribution operations are subject to the specific regulation of the ACC, PUCN, CPUC, or the FERC, as applicable. The accounting policies of the Company and Southwest Gas conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. As such, the Company and Southwest Gas are allowed to defer, as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers (subject to our rate-regulated operations) will occur. Companies are also permitted to recognize, as regulatory assets, amounts associated with various revenue decoupling mechanisms, as long as the conditions for recognition of alternative revenue programs permitted under U.S. GAAP continue to be met. Management reviews the regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. If rate recovery is no longer probable, due to competition or the actions of regulators, write-off of the related regulatory asset (which would be recognized as current-period expense) is required. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. The timing and inclusion of costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Discontinuing the application of this method of accounting for regulatory assets and liabilities or changes in the accounting for our various regulatory mechanisms could significantly increase our operating expenses as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Factors influencing application of this policy include decisions of regulatory authorities, implementation of new regulations or regulatory mechanisms, assessing the probability of the recoverability of deferred costs, and continuing to meet the criteria of a rate regulated entity for accounting purposes. Refer also to Note 5 - Regulatory Assets and Liabilities.
Revenue Recognition - Utility Infrastructure Services
Centuri generally has two types of agreements with its customers: MSAs and bid contracts. Our MSAs and bid contracts are characterized as either fixed-price, unit-price, or T&M-based for revenue recognition purposes. Most of our contracts are considered to have a single performance obligation. Performance obligations related to fixed-price contracts are satisfied over time because our performance typically creates or enhances an asset that the customer controls. For fixed-price contracts, we recognize revenue as performance obligations are satisfied and control of the promised good and/or service is transferred to the customer by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. Input methods result in the recognition of revenue based on the entity’s effort to satisfy the performance obligation relative to the total expected effort to satisfy the performance obligation. Under the cost-to-cost method, costs incurred to-date are generally the best depiction of the transfer of control. For unit-price and T&M contracts, an output method is used to measure progress towards satisfaction of a performance obligation.
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
Accrued Utility Revenues
Revenues related to the sale and/or delivery of natural gas are generally recorded when natural gas is delivered to customers. However, the determination of natural gas sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, operating margin associated with natural gas service that has been provided but not yet billed is accrued. This accrued utility revenue is estimated each month based primarily on applicable rates, number of customers, rate structure, analyses reflecting significant historical trends, seasonality, and experience. The interplay of these assumptions can impact the variability of the accrued utility revenue estimates. Additionally, all Southwest Gas rate jurisdictions have decoupled rate structures, limiting variability due to extreme weather conditions.
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
Accounting for Pensions and Other Postretirement Benefits
Southwest Gas has a noncontributory QRP with defined benefits covering substantially all employees hired on or before December 31, 2021. In addition, there is a separate unfunded supplemental retirement plan which is limited to officers hired on or before December 31, 2021. Pension obligations and costs for these plans are affected by the amount and timing of cash contributions to the plans, the return on plan assets, discount rates, and by employee demographics, including age, compensation, and length of service. Changes made to the provisions of the plans may also impact current and future pension costs. Actuarial formulas are used in the determination of pension obligations and costs and are affected by actual plan experience and assumptions about future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Relatively small changes in these assumptions (particularly the discount rate) may significantly affect pension obligations and costs for these plans. For example, a change of 0.25% in the discount rate assumption would change the pension plan projected benefit obligation by approximately $35 million and pension expense by $3 million. A change of 0.25% in the employee compensation assumption would change the pension obligation by approximately $10 million and pension expense by $2 million. A 0.25% change in the expected asset return assumption would change the pension expense by approximately $3 million (but would have no impact on the pension obligation). Beginning in 2024, a treasury futures hedging overlay was implemented, intending to dampen the impact of changing discount rates over time, reduce the interest rate sensitivity of the pension plan, and reduce funded ratio volatility. However, there is no guarantee that the mechanism implemented will achieve these intentions.
Given the recent interest rate environment applicable to long-term high-quality corporate bonds, which are utilized by Southwest Gas in selecting a discount rate based on relevant provisions in U.S. GAAP, the discount rate applicable to the pension plan increased from 5.00% (at the end of 2023) to 5.75% as of December 31, 2024. The methodology utilized to determine the discount rate was consistent with prior years. An increase in the discount rate decreases the pension obligation in the current year and expense in the year ahead; funding levels, among other items, are also impactful. During the fourth quarter of 2023, the asset mix was adapted to a balanced portfolio between debt and equity securities. Southwest Gas modestly increased the return on assets expected over the long term to 7.00%, which was supported by available data. The salary escalation assumption was left unchanged at 3.50% given recent and expected salary changes and market conditions over a longer-term horizon. Southwest Gas plans to slightly increase its funding in 2025 compared to 2024, with the intention to provide a strong funded ratio overall for participants, while also striving to avoid a significantly overfunded position in the future. The pension is approximately 95% funded as of December 31, 2024, and due to the foregoing updated conditions, including amortization of actuarial gains/losses, pension expense is expected to be lower in 2025 (by approximately $4.5 million). The funded status improved in 2024 compared to 2023, including impacts from the change in the discount rate, and is forecasted to improve further in the future, using the current assumptions outlined above and management’s funding expectations. However, the funded status and expense levels in the future will continue to be influenced by, as applicable, long-term discount rates, the treasury futures hedging overlay, asset returns, and plan funding by Southwest Gas.
Certifications
The SEC requires the filing of certifications of the CEO and CFO of registrants regarding reporting accuracy, disclosure controls and procedures, and internal control over financial reporting as exhibits to periodic filings. The CEO and CFO certifications for the period ended December 31, 2024 are included as exhibits to this Annual Report on Form 10-K filed with the SEC.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, interest rate risk, and foreign currency exchange rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest Gas has historically entered into short duration (generally one year or less) fixed-price contracts for its California rate jurisdictions, as well as variable-price contracts (firm and spot) for all its rate jurisdictions. Southwest Gas has experienced price volatility over the past several years and such volatility could continue into 2025 and beyond.
Southwest Gas is protected financially from commodity price risk by deferred energy or PGA mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest Gas to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest Gas can either refund amounts over-collected, or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest Gas has historically utilized a Volatility Mitigation Program attempting to further reduce price volatility for its California rate jurisdiction customers. During 2024, Southwest Gas continued to fix the price on a portion of its California natural gas portfolios using fixed-price contracts. Southwest Gas does not currently plan to make fixed-price term or financial swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions, and will monitor conditions and otherwise work collaboratively with regulators to address any changes to these plans.

Southwest Gas’ natural gas purchasing practices are subject to prudence reviews by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements, but do not directly impact profit margin.
Rate Design Risk
Rate design is the primary mechanism available to Southwest Gas to mitigate weather risk. All of Southwest Gas’ service territories have decoupled rate structures which mitigate weather risk. In California, CPUC regulations allow Southwest Gas to decouple operating margin from usage and offset weather risk based on monthly margin levels. In Arizona and Nevada, a decoupled rate structure applies to most customer classes based on monthly margin per customer benchmarks. All such mechanisms provide stability in annual operating margin by insulating Southwest Gas from variations in customer usage associated with abnormal weather conditions (including margin protection during warm weather and limits on margin during cold weather). Southwest Gas is not assured that decoupled rate structures will continue to be supported in future rate cases.
Similarly, Southwest Gas has in place ongoing infrastructure replacement protocols for certain pipe replacement activity. These programs are designed to mitigate the financial attrition associated with pipe replacement activity between rate cases by providing for the recovery of and return on expenditures. The programs have historically included the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and COYL, in addition to programs for the conversion of master-metered mobile home parks to individually metered mobile homes. More recently, Southwest Gas has proposed the SIM mechanism in the pending Arizona general rate case. It is not assured that currently approved programs will continue to be supported in future regulatory proceedings, nor that requested programs will be approved.
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risks for the Company are the risk of increasing interest rates on variable-rate obligations and the risk of increasing interest rates between the time of an anticipated debt offering and the time of actual issuance. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150 million of variable-rate tax-exempt IDRBs are tracked and recovered from customers through a variable interest rate expense recovery mechanism, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs. The following table represents the variable rate debt as of December 31, 2024 and 2023 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2024 (1)	Increase/Decrease in Interest Expense from 1% Rate Change	2023 (1)	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest Gas	$50.0	$0.50	$50.0	$0.50
Centuri	819.9	8.20	1,071.4	10.71
Corporate	680.0	6.80	628.5	6.29
Total Southwest Gas Holdings, Inc.	$1,549.9	$15.50	$1,749.9	$17.50
(1) Excludes the IDRBs noted above.
Foreign Currency Exchange Rate Risk
Centuri owns infrastructure services businesses that operate in Canada. Due to these operations, the Company is exposed to market risk associated with currency exchange rate fluctuations between the Canadian dollar and the U.S. dollar. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of income and balance sheets from their functional currency (the Canadian dollar) to our reporting currency (the U.S. dollar) for consolidation purposes. During 2024, translation adjustments due to fluctuations in exchange rates were not significant. We do not have significant exposure to other foreign currency exchange rate fluctuations.
Other risk information is included in Item 1A. Risk Factors of this report.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and reports are included in Item 8.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Southwest Gas Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Southwest Gas Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $638 million as of December 31, 2024. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
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
February 26, 2025
We have served as the Company’s or its predecessor’s auditor since 2002.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Southwest Gas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southwest Gas Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $638 million as of December 31, 2024. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
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
February 26, 2025
We have served as the Company’s auditor since 2002.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)

	December 31,
	2024	2023
ASSETS
Regulated operations plant:
Gas plant	$10,844,895	$10,140,362
Less: accumulated depreciation	(2,914,457)	(2,822,669)
Construction work in progress	178,647	200,549
Net regulated operations plant	8,109,085	7,518,242
Other property and investments, net	1,191,148	1,266,340
Current assets:
Cash and cash equivalents	363,789	106,536
Accounts receivable, net of allowances	722,622	886,549
Accrued utility revenue	96,600	93,000
Income taxes receivable, net	2,414	1,935
Deferred purchased gas costs	13,937	552,885
Prepaid and other current assets	265,113	218,832
Current assets held for sale	—	21,377
Total current assets	1,464,475	1,881,114
Noncurrent assets:
Goodwill	781,201	789,729
Deferred income taxes	3,176	463
Deferred charges and other assets	474,751	414,008
Total noncurrent assets	1,259,128	1,204,200
Total assets	$12,023,836	$11,869,896

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized – 120,000,000 shares; issued and outstanding – 71,782,756 and 71,563,750 shares)	$73,413	$73,194
Additional paid-in capital	2,721,343	2,541,790
Accumulated other comprehensive loss, net	(49,218)	(43,787)
Retained earnings	758,649	738,839
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,504,187	3,310,036
Noncontrolling interest	177,235	—
Total equity	3,681,422	3,310,036
Redeemable noncontrolling interest	7,660	104,667
Long-term debt, less current maturities	4,348,340	4,609,838
Total capitalization	8,037,422	8,024,541
Commitments and contingencies (Note 10)
Current liabilities:
Current maturities of long-term debt	30,018	42,552
Short-term debt	680,000	628,500
Accounts payable	331,807	346,907
Customer deposits	63,876	48,460
Income taxes payable, net	1,482	817
Accrued general taxes	59,353	58,053
Accrued interest	40,405	36,605
Deferred purchased gas costs	242,259	—
Other current liabilities	382,897	522,953
Total current liabilities	1,832,097	1,684,847
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	808,782	752,997
Accumulated removal costs	472,000	458,000
Other deferred credits and other long-term liabilities	873,535	949,511
Total deferred income taxes and other credits	2,154,317	2,160,508
Total capitalization and liabilities	$12,023,836	$11,869,896
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating revenues:
Regulated operations revenues	$2,475,216	$2,534,696	$2,199,682
Utility infrastructure services revenues	2,637,229	2,899,276	2,760,327
Total operating revenues	5,112,445	5,433,972	4,960,009
Operating expenses:
Net cost of gas sold	1,150,005	1,253,269	799,060
Operations and maintenance	536,163	544,082	636,766
Depreciation and amortization	438,440	440,908	470,455
Taxes other than income taxes	88,965	88,751	93,383
Utility infrastructure services expenses	2,415,101	2,617,402	2,529,318
Goodwill impairment and loss on sale	—	71,230	455,425
Total operating expenses	4,628,674	5,015,642	4,984,407
Operating income (loss)	483,771	418,330	(24,398)
Other income and (expenses):
Net interest deductions	(297,043)	(292,286)	(242,750)
Other income (deductions)	54,568	71,305	(6,189)
Total other income and (expenses)	(242,475)	(220,981)	(248,939)
Income (loss) before income taxes	241,296	197,349	(273,337)
Income tax expense (benefit)	36,460	41,832	(75,653)
Net income (loss)	204,836	155,517	(197,684)
Net income attributable to noncontrolling interests	6,021	4,628	5,606
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$198,815	$150,889	$(203,290)
Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Basic	$2.77	$2.13	$(3.10)
Diluted	$2.76	$2.13	$(3.10)
Weighted average shares:
Basic	71,841	70,787	65,558
Diluted	72,032	70,990	65,558
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$204,836	$155,517	$(197,684)
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	3,680	(2,423)	3,099
Amortization of prior service cost	133	133	133
Amortization of net actuarial loss	5,807	1,014	26,461
Regulatory adjustment	(7,473)	(1,011)	(21,457)
Net defined benefit pension plans	2,147	(2,287)	8,236
FSIRS:
Amounts reclassified into net income	—	—	416
Net forward-starting interest rate swaps	—	—	416
Foreign currency translation adjustments	(10,123)	2,742	(6,133)
Total other comprehensive income (loss), net of tax	(7,976)	455	2,519
Comprehensive income (loss)	196,860	155,972	(195,165)
Comprehensive income attributable to noncontrolling interests	4,680	4,628	5,606
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$192,180	$151,344	$(200,771)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$204,836	$155,517	$(197,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	438,440	440,908	470,455
Impairment of assets and other charges	—	71,230	455,425
Deferred income taxes	52,874	56,771	(72,048)
Gains on sale of property and equipment	(3,634)	(4,683)	(7,865)
Changes in undistributed stock compensation	14,899	8,079	9,446
Equity AFUDC	(6,597)	(1,951)	(465)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	126,521	(22,583)	(193,775)
Accrued utility revenue	(3,600)	(4,900)	(3,200)
Deferred purchased gas costs	781,206	(117,770)	(147,215)
Accounts payable	(10,574)	(286,161)	293,909
Accrued taxes	1,532	(2,302)	17,929
Other current assets and liabilities	(192,871)	304,110	(207,853)
Changes in deferred charges and other assets	(21,088)	(10,444)	16,886
Changes in other liabilities and deferred credits	(26,164)	(76,610)	(26,485)
Net cash provided by operating activities	1,355,780	509,211	407,460
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(945,923)	(872,521)	(859,421)
Acquisition of businesses, net of cash acquired	—	—	(18,809)
Proceeds from the sale of business, net of cash sold	—	1,022,483	—
Proceeds from the sale of property	21,377	—	—
Changes in customer advances	(5,995)	(8,905)	21,506
Other	8,973	9,909	17,822
Net cash provided by (used in) investing activities	(921,568)	150,966	(838,902)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	8,884	251,759	461,828
Redemption of redeemable noncontrolling interest	(92,916)	(39,894)	(39,649)
Dividends paid	(177,768)	(174,574)	(160,563)
Issuance of long-term debt, net	353,769	1,044,861	1,067,805
Retirement of long-term debt	(629,407)	(248,328)	(499,914)
Change in short-term portion of credit facility	51,500	(94,000)	113,500
Change in long-term credit facility and commercial paper	—	(50,000)	(80,000)
Issuance of short-term debt	—	450,000	—
Repayment of short-term debt	—	(1,822,748)	(479,693)
Withholding remittance – share-based compensation	(3,116)	(1,990)	(2,662)
Proceeds from Centuri initial public offering, net	327,667	—	—
Other, including principal payments on finance leases	(14,948)	(15,881)	(24,172)
Net cash provided by (used in) financing activities	(176,335)	(700,795)	356,480
Effects of currency translation on cash and cash equivalents	(624)	273	(854)
Change in cash and cash equivalents	257,253	(40,345)	(75,816)
Change in cash and cash equivalents included in current assets held for sale	—	23,803	(23,803)
Cash and cash equivalents at beginning of period	106,536	123,078	222,697
Cash and cash equivalents at end of period	$363,789	$106,536	$123,078
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$278,888	$282,626	$219,825
Income taxes paid, net	$9,905	$9,365	$12,001
 The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2021	60,422	$62,052	$1,824,216	$(46,761)	$1,114,313	$2,953,820	$—	$2,953,820
Net loss	—	—	—	—	(203,290)	(203,290)	—	(203,290)
Common stock issuances	6,697	6,697	462,967	—	—	469,664	—	469,664
Dividends declared ($2.48 per share)	—	—	—	—	(167,279)	(167,279)	—	(167,279)
Foreign currency exchange translation adjustment	—	—	—	(6,133)	—	(6,133)	—	(6,133)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	8,236	—	8,236	—	8,236
FSIRS amounts reclassified to net income, net of tax	—	—	—	416	—	416	—	416
Redemption value adjustments	—	—	—	—	3,325	3,325	—	3,325
Balance, December 31, 2022	67,119	68,749	2,287,183	(44,242)	747,069	3,058,759	—	3,058,759
Net income	—	—	—	—	150,889	150,889	—	150,889
Common stock issuances	4,445	4,445	254,557	—	—	259,002	—	259,002
Dividends declared ($2.48 per share)	—	—	—	—	(178,485)	(178,485)	—	(178,485)
Promissory notes in association with redeemable noncontrolling interest	—	—	50	—	—	50	—	50
Foreign currency exchange translation adjustment	—	—	—	2,742	—	2,742	—	2,742
Net actuarial loss arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	(2,287)	—	(2,287)	—	(2,287)
Redemption value adjustments	—	—	—	—	19,366	19,366	—	19,366
Balance, December 31, 2023	71,564	73,194	2,541,790	(43,787)	738,839	3,310,036	—	3,310,036
Net income	—	—	—	—	198,815	198,815	—	198,815
Common stock issuances	219	219	21,360	—	—	21,579	—	21,579
Dividends declared ($2.48 per share)	—	—	—	—	(178,811)	(178,811)	—	(178,811)
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—	—	4,187	—	4,187
Centuri IPO	—	—	154,006	1,204	—	155,210	172,457	327,667
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	6,119	6,119
Foreign currency exchange translation adjustment	—	—	—	(8,782)	—	(8,782)	(1,341)	(10,123)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,147	—	2,147	—	2,147
Redemption value adjustments	—	—	—	—	(194)	(194)	—	(194)
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,
	2024	2023
ASSETS
Regulated operations plant:
Gas plant	$10,844,895	$10,140,362
Less: accumulated depreciation	(2,914,457)	(2,822,669)
Construction work in progress	178,647	200,549
Net regulated operations plant	8,109,085	7,518,242
Other property and investments, net	159,678	152,658
Current assets:
Cash and cash equivalents	311,073	71,154
Accounts receivable, net of allowance	202,947	269,195
Accrued utility revenue	96,600	93,000
Deferred purchased gas costs	13,937	552,885
Prepaid and other current assets	234,628	188,164
Current assets held for sale	—	21,376
Total current assets	859,185	1,195,774
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	394,852	390,742
Total noncurrent assets	406,007	401,897
Total assets	$9,533,955	$9,268,571

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,165,002	2,156,577
Accumulated other comprehensive loss, net	(38,401)	(40,548)
Retained earnings	1,096,149	1,018,474
Total equity	3,271,862	3,183,615
Long-term debt, less current maturities	3,504,477	3,501,543
Total capitalization	6,776,339	6,685,158
Commitments and contingencies (Note 10)
Current liabilities:
Accounts payable	190,612	215,744
Customer deposits	63,876	48,460
Accrued general taxes	59,353	58,053
Accrued interest	35,460	34,955
Deferred purchased gas costs	242,259	—
Payable to parent	370	1,711
Other current liabilities	177,226	271,899
Total current liabilities	769,156	630,822
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	819,973	749,836
Accumulated removal costs	472,000	458,000
Other deferred credits and other long-term liabilities	696,487	744,755
Total deferred income taxes and other credits	1,988,460	1,952,591
Total capitalization and liabilities	$9,533,955	$9,268,571
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
Regulated operations revenues	$2,475,216	$2,499,564	$1,935,069
Operating expenses:
Net cost of gas sold	1,150,005	1,246,901	789,216
Operations and maintenance	520,820	511,646	491,928
Depreciation and amortization	303,095	295,462	263,043
Taxes other than income taxes	88,965	87,261	83,197
Total operating expenses	2,062,885	2,141,270	1,627,384
Operating income	412,331	358,294	307,685
Other income and (expenses):
Net interest deductions	(162,257)	(149,830)	(115,880)
Other income (deductions)	54,276	70,661	(6,884)
Total other income and (expenses)	(107,981)	(79,169)	(122,764)
Income before income taxes	304,350	279,125	184,921
Income tax expense	43,174	36,899	30,541
Net income	$261,176	$242,226	$154,380
The accompanying notes are an integral part of these statements.

 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
Net income	$261,176	$242,226	$154,380
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss)	3,680	(2,423)	3,099
Amortization of prior service cost	133	133	133
Amortization of net actuarial loss	5,807	1,014	26,461
Regulatory adjustment	(7,473)	(1,011)	(21,457)
Net defined benefit pension plans	2,147	(2,287)	8,236
FSIRS:
Amounts reclassified into net income	—	—	416
Net forward-starting interest rate swaps	—	—	416
Total other comprehensive income (loss), net of tax	2,147	(2,287)	8,652
Comprehensive income	$263,323	$239,939	$163,032
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Year Ended December 31,
	2024	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$261,176	$242,226	$154,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,095	295,462	263,043
Deferred income taxes	69,459	66,611	42,387
Gain on sale of property	—	(136)	(1,503)
Changes in undistributed stock compensation	10,022	4,877	5,776
Equity AFUDC	(6,597)	(1,869)	—
Changes in current assets and liabilities:
Accounts receivable, net of allowances	66,248	(35,114)	(64,414)
Accrued utility revenue	(3,600)	(4,900)	(3,200)
Deferred purchased gas costs	781,206	(102,765)	(158,975)
Accounts payable	(19,032)	(260,403)	243,276
Accrued taxes	1,393	(8,964)	21,754
Other current assets and liabilities	(132,227)	311,593	(188,737)
Changes in deferred charges and other assets	(50,216)	(38,975)	(1,694)
Changes in other liabilities and deferred credits	(27,945)	(76,098)	(27,690)
Net cash provided by operating activities	1,252,982	391,545	284,403
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(846,590)	(762,081)	(683,131)
Proceeds from the sale of property	21,377	—	—
Changes in customer advances	(5,995)	(8,905)	21,506
Other	115	414	6,917
Net cash used in investing activities	(831,093)	(770,572)	(654,708)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	—	530,000	—
Dividends paid	(178,000)	(150,900)	(122,200)
Issuance of long-term debt, net	—	297,759	891,663
Retirement of long-term debt	—	—	(275,000)
Change in long-term credit facility and commercial paper	—	(50,000)	(80,000)
Issuance of short-term debt	—	450,000	—
Repayment of short-term debt	—	(675,000)	(25,000)
Withholding remittance – share-based compensation	(2,199)	(1,776)	(2,569)
Other	(1,771)	(1,725)	(3,457)
Net cash provided by (used in) financing activities	(181,970)	398,358	383,437
Change in cash and cash equivalents	239,919	19,331	13,132
Cash and cash equivalents at beginning of period	71,154	51,823	38,691
Cash and cash equivalents at end of period	$311,073	$71,154	$51,823
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$156,998	$139,747	$107,980
Income taxes paid (received), net	$—	$—	$5
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2021	47,482	$49,112	$1,618,911	$(46,913)	$906,827	$2,527,937
Net income	—	—	—	—	154,380	154,380
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(125,000)	(125,000)
Share-based compensation	—	—	4,058	—	(852)	3,206
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	8,236	—	8,236
FSIRS amounts reclassified to net income, net of tax	—	—	—	416	—	416
Balance, December 31, 2022	47,482	49,112	1,622,969	(38,261)	935,355	2,569,175
Net income	—	—	—	—	242,226	242,226
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(158,600)	(158,600)
Share-based compensation	—	—	3,608	—	(507)	3,101
Contributions from Southwest Gas Holdings, Inc.	—	—	530,000	—	—	530,000
Net actuarial loss arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	(2,287)	—	(2,287)
Balance, December 31, 2023	47,482	49,112	2,156,577	(40,548)	1,018,474	3,183,615
Net income	—	—	—	—	261,176	261,176
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(182,900)	(182,900)
Share-based compensation	—	—	8,425	—	(601)	7,824
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,147	—	2,147
Balance, December 31, 2024	47,482	$49,112	$2,165,002	$(38,401)	$1,096,149	$3,271,862
The accompanying notes are an integral part of these statements.

Note 1 - Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. This is a combined annual report of the Company and Southwest Gas. The notes to the consolidated financial statements apply to both entities. Southwest Gas Holdings, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas; until April 22, 2024, all of the shares of common stock of Centuri; and until February 14, 2023, all of the shares of common stock of MountainWest.
In December 2022, the Company announced that its Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The sale closed on February 14, 2023.
Also as part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of an IPO of Centuri Holdings, Inc. common stock. Following the Centuri IPO, the Company owns approximately 81% of Centuri. Through the first quarter of 2024 and leading up to the Centuri IPO, Centuri continued to be wholly owned by the Company. Centuri continues to be consolidated as part of these financial statements, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. Centuri now makes separate filings with the SEC as a public company. The Company’s common stock continues to trade under the ticker symbol “SWX,” while Centuri’s common stock trades under the ticker symbol “CTRI.” See Note 7 - Common Stock and Note 15 - Dispositions.
On October 15, 2024, the Company and the Icahn Group entered into an Amended and Restated Cooperation Agreement (the “Amended Agreement”), which amends, restates, supersedes, and replaces in its entirety the Amended and Restated Cooperation Agreement entered into on November 21, 2023. In accordance with the terms of the Amended Agreement, the Company agreed with the Icahn Group, among other things, to nominate Andrew W. Evans, Henry P. Linginfelter, Ruby Sharma, and Andrew J. Teno (collectively, the “Icahn Designees”) for election at the Company’s 2025 Annual Meeting. In addition, the Amended Agreement provides that the standstill restrictions on the Icahn Group will remain in effect until, and the Amended Agreement will terminate upon, the later of (x) the conclusion of the 2025 Annual Meeting and (y) the earlier of (1) immediately following the time at which Mr. Teno (or any replacement designee for Mr. Teno) is no longer serving on the Company’s Board and (2) thirty days prior to the expiration of the advance notice deadline for submission of director nominees in connection with the Company’s 2026 Annual Meeting of Stockholders; provided, however, that the Amended Agreement will terminate automatically on the date on which the Board re-appoints as a director any former director of the Board, without the approval of a majority of the Icahn Designees. The Company further agreed with the Icahn Group to establish the record date for the 2025 Annual Meeting for a time within thirty days of March 4, 2025. Other than the foregoing, the material terms of the prior agreement remain unchanged.
Southwest Gas is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest Gas are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity, highlighted by a significant cash balance existing as of the end of the fourth quarter of 2024, reflective of the collection of gas cost under purchased gas cost mechanisms as a component of customer bills. While mechanisms exist in all states in which Southwest Gas operates, which effectively and primarily decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Basis of Presentation. The Company follows U.S. GAAP in accounting for all of its businesses. Unless specified otherwise, all amounts are in U.S. dollars. Accounting for regulated operations conforms with U.S. GAAP as applied to rate-regulated companies and as prescribed by federal agencies and commissions of the various states in which the rate-regulated companies operate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management identified misstatements in historical periods at Southwest Gas related to Net cost of gas sold, which was overstated in 2021, 2022, and 2023 by $3.5 million, $8.3 million, and $3.6 million, respectively. It also determined that Regulated operations revenue was overstated during these years by $0.2 million, $4.3 million, and $5.3 million, respectively. Corrections were made as out-of-period adjustments with a net impact of $8 million in 2023 and $2.6 million in 2024.
In addition, the Company determined the loss upon reclassifying MountainWest as an asset held for sale was understated by approximately $21 million during the year ended December 31, 2022, and corrected this item in the first quarter of 2023.
The Company (and Southwest Gas, as relevant) assessed, both quantitatively and qualitatively, the impact of these items on previously issued financial statements in concluding that they were not material to any earlier period or to the period of correction.
Consolidation. The accompanying financial statements (as of and for the periods presented) are presented on a consolidated basis for the Company and Southwest Gas (except those accounted for using the equity method as discussed below). All significant intercompany balances and transactions have been eliminated with the exception of transactions between Southwest Gas and Centuri in accordance with accounting treatment for rate-regulated entities.
Centuri, through its subsidiaries, holds a 50% interest in WSN, a Canadian infrastructure services company that is a variable interest entity. Centuri determined that it is not the primary beneficiary of the entity due to a shared-power structure; therefore, Centuri does not consolidate the entity and has recorded its investment, and results related thereto, using the equity method. The investment in WSN, related earnings, and dividends received from WSN in 2024 and 2023 were not significant. Centuri’s maximum exposure to loss as a result of its involvement with WSN was estimated at $10.9 million as of December 31, 2024.
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

Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Consolidated Balance Sheets includes:

	December 31,
(Thousands of dollars)	2024	2023
Net cash surrender value of COLI policies	$155,199	$146,546
Other property	4,479	6,112
Total Southwest Gas Corporation	159,678	152,658
Non-regulated property, equipment, and intangibles	1,730,712	1,752,094
Non-regulated accumulated provision for depreciation and amortization	(740,569)	(675,632)
Other property and investments	41,327	37,220
Total Southwest Gas Holdings, Inc.	$1,191,148	$1,266,340
Included in the table above are the net cash surrender values of COLI policies. These life insurance policies on members of management and other key employees are used by Southwest Gas to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. The term non-regulated in regard to assets and related balances in the table above is in reference to the non-rate regulated operations of Centuri.
Intangible Assets. Intangible assets (other than goodwill) are amortized using the straight-line method to reflect the pattern of economic benefits consumed over the estimated periods benefited. The recoverability of intangible assets is evaluated when events or circumstances indicate that a revision of estimated useful lives is warranted or that an intangible asset may be impaired. These intangible assets are included in Other property and investments on the Company’s Consolidated Balance Sheets. Centuri’s intangible assets (other than goodwill) have finite lives and are associated with businesses previously acquired. The balances at December 31, 2024 and 2023, respectively, were as follows:

	December 31, 2024
(Thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$389,918	$(105,218)	$284,700
Trade names and trademarks	78,955	(22,754)	56,201
Total	$468,873	$(127,972)	$340,901

	December 31, 2023
Customer relationships	$392,512	$(85,212)	$307,300
Trade names and trademarks	79,408	(17,660)	61,748
Total	$471,920	$(102,872)	$369,048
Collective amortization expense for these acquired intangible assets for the years ended December 31, 2024, 2023, and 2022 was $26.6 million, $26.7 million, and $29.8 million, respectively. The weighted-average amortization periods for customer relationships and trade names and trademarks are 19 years and 15 years, respectively.
The estimated future amortization of the above intangible assets for the next five years and thereafter is as follows:

(Thousands of dollars)
2025	$26,566
2026	26,349
2027	25,994
2028	25,678
2029	25,678
Thereafter	210,636
Total	$340,901
See Note 2 - Regulated Operations Plant and Leases for additional information regarding natural gas distribution intangible assets.
Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, money market funds, and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates fair value. Cash and cash equivalents of the Company include $64.3 million and

$48.9 million of money market fund investments at December 31, 2024 and 2023, respectively. Of these amounts, $48.8 million and $38.6 million at December 31, 2024 and 2023, respectively, were held by Southwest Gas. The money market fund investments were acquired and are generally redeemable at their net asset value.
Noncash investing activities for the Company and Southwest Gas include capital expenditures that were not yet paid as of year end, thereby remaining in accounts payable, the amounts related to which decreased by approximately $8.7 million and $6.1 million, for the Company and Southwest Gas, respectively during the year ended December 31, 2024; decreased $17.1 million and $20.9 million, for the Company and Southwest Gas, respectively, during the year ended December 31, 2023; and, increased $23.4 million and $19.7 million, for the Company and Southwest Gas, respectively, during the year ended December 31, 2022. Additionally for Southwest Gas, noncash investing activities include customer advances applied as contributions toward utility construction activity, and such amounts were not significant for the periods presented herein. Also, see Note 2 - Regulated Operations Plant and Leases for information related to ROU assets obtained in exchange for lease liabilities, which are noncash investing and financing activities. ROU assets and lease liabilities are also subject to noncash impacts as a result of other factors, such as lease terminations and modifications.
The Company and Southwest Gas expanded their presentation in 2024 to show the Change in short-term portion of credit facility and Repayment of short-term debt as separate line items within their Consolidated Statements of Cash Flows. The comparable prior-year periods have been updated to reflect this change.
Income Taxes. The asset and liability method of accounting is utilized for the recognition of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. For regulatory and financial reporting purposes, ITCs related to gas utility operations are deferred and amortized over the life of related fixed assets. As of December 31, 2024, the Company had cumulative book earnings of approximately $106 million in its foreign jurisdiction. Management previously asserted and continues to assert that all the earnings of Centuri’s Canadian subsidiaries will be permanently reinvested in Canada. As a result, no U.S. deferred income taxes have been recorded related to cumulative foreign earnings.
The FASB issued guidance to allow an accounting policy election of either (i) treating taxes attributable to future taxable income related to GILTI as a current period expense when incurred or (ii) recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years. The Company elected to treat GILTI as a current period cost when incurred and has considered the estimated 2024 GILTI impact on its 2024 tax expense, which was immaterial.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable Southwest Gas to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
Prepaid and other current assets. Prepaid and other current assets for Southwest Gas and the Company include, among other things, gas pipe materials and operating supplies of $77.8 million and $83.4 million as of December 31, 2024 and 2023, respectively (carried at weighted average cost).
Held for sale. The Company and Southwest Gas recognize, when applicable, the assets and liabilities of a disposal group as held for sale in the period (i) it has approved and committed to a plan to sell the disposal group, (ii) the disposal group is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions to sell the disposal group have been initiated, (iv) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company and Southwest Gas initially measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until closing. Upon designation as held for sale, the Company and Southwest Gas stop recording depreciation expense and assess the fair value of the disposal group less any costs to sell at each reporting period, until it is no longer classified as held for sale.
In the first quarter of 2023, the Company and Southwest Gas concluded certain assets associated with their previous corporate headquarters met the criteria to be classified as held for sale. As a result, the Company and Southwest Gas reclassified approximately $27 million from Other property and investments to Current assets held for sale on their respective Consolidated Balance Sheets in the first quarter of 2023. Also in 2023, the Company and Southwest Gas recorded an estimated loss of $5.2 million on the assets based upon an updated fair value less costs to sell, which was recorded in Other income (deductions). The sale was completed in January 2024.

Goodwill. As required by U.S. GAAP, goodwill is assessed for impairment annually, or more frequently, if circumstances indicate impairment to the carrying value of goodwill may have occurred. The goodwill impairment analysis was conducted as of October 1st using a qualitative assessment, as permitted by U.S. GAAP. Management of the Company and Southwest Gas considered its reporting units and segments, determining that they remained consistent between periods presented below, and that no change was necessary with regard to the level at which goodwill is assessed for impairment. The Company and Southwest Gas determined that it is not more likely than not that the fair values of the Centuri and Southwest Gas reporting units were less than their carrying amounts in either 2024 or 2023, and therefore, no impairment was recorded in either year in regard to these entities.
In regard to MountainWest, a loss was recognized, primarily as a goodwill impairment of $449.6 million in the fourth quarter of 2022. As noted above, an additional $21 million loss was recorded in the first quarter of 2023.
Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in their respective Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
Balance, December 31, 2022	$11,155	$776,095	$787,250
Foreign currency translation adjustment	—	2,479	2,479
Balance, December 31, 2023	11,155	778,574	$789,729
Foreign currency translation adjustment	—	(8,528)	(8,528)
Balance, December 31, 2024	$11,155	$770,046	$781,201
Noncontrolling Interest. In connection with the Centuri IPO, the Company recorded a noncontrolling interest as part of equity in the Consolidated Balance Sheet (associated with the interests held by the new investors in Centuri), and recognized the excess of the fair value of the Centuri IPO proceeds over the carrying value of the noncontrolling interest, in addition to a portion of AOCI relevant to the proportional interest of the noncontrolling parties in Centuri, within Additional paid-in capital. The Consolidated Statements of Income include multiple components of comprehensive income attributable to noncontrolling interests following the Centuri IPO. These amounts, including those distinguishable from net income attributed to these parties, are separately presented in the Consolidated Statements of Equity. Refer also to Note 15 - Dispositions.
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payments within the next twelve months, including certain regulatory mechanisms (refer to Note 5 - Regulatory Assets and Liabilities), customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.5 million and $44.4 million of dividends declared as of December 31, 2024 and 2023, respectively. Also included in the balance for the Company and Southwest Gas was $13.3 million and $87.6 million in accrued purchased gas costs as of December 31, 2024 and 2023, respectively. See also Deferred Purchased Gas Costs above.
Accumulated Removal Costs. Approved regulatory practices allow Southwest Gas to include in depreciation expense a component intended to recover removal costs associated with regulated operations plant retirements. In accordance with the SEC position on presentation of these amounts, management reclassifies estimated removal costs from Accumulated depreciation to Accumulated removal costs within the liabilities section of the Consolidated Balance Sheets. Management regularly updates the estimated accumulated removal costs as amounts fluctuate between periods depending on the level of replacement work performed (and actual cost experience) compared to the estimated cost of removal in rates.
Revenue. See Note 3 - Revenue for information related to revenue recognition for Southwest Gas and Centuri.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest Gas (see Note 13 - Segment Information). The accounts receivable balance, revenues, and associated profits are included in the consolidated financial statements of the Company and Southwest Gas, and are not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.
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
Operations and Maintenance Expense. Operations and maintenance expense includes Southwest Gas’ operating and maintenance costs associated with serving utility customers and maintaining its distribution and transmission systems, uncollectible customer accounts expense, administrative and general salaries and expense, and employee benefits expense excluding relevant non-service cost components (that have been reclassified to Other income (deductions) due to requirements in U.S. GAAP), as well as legal expense (including injuries and damages), professional and other external contracted services, and other business expenses.
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
AFUDC. AFUDC represents the cost of both debt and equity funds used to finance regulated operations plant construction. AFUDC is capitalized as part of the cost of regulated operations plant. The debt portion of AFUDC is reported in the Company’s and Southwest Gas’ Consolidated Statements of Income as an offset to Net interest deductions and the equity portion is reported as Other income. Regulated operations plant construction costs, including AFUDC, are recoverable as part of authorized rates through depreciation when completed projects are placed into operation, and general rate relief is requested and granted. AFUDC, disaggregated by type, included in the Company’s and Southwest Gas’ Consolidated Statements of Income are presented in the table below:

(Thousands of dollars)	2024	2023	2022
AFUDC:
Debt portion	$3,126	$6,851	$3,535
Equity portion	6,597	1,869	—
AFUDC capitalized as part of regulated operations plant	$9,723	$8,720	$3,535
AFUDC rate	6.76%	6.30%	2.64%
AFUDC related to MountainWest was not significant in 2023 or 2022 and is not reflected in the table above. Debt and equity AFUDC at Southwest Gas were impacted in 2023 and 2022 by the amount of short-term debt outstanding based on the regulatory formula for each component.

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the Consolidated Statements of Income:

(Thousands of dollars)	2024	2023	2022
Southwest Gas Corporation:
Change in COLI policies	$8,400	$10,100	$(5,400)
Interest income	33,581	50,757	16,183
Equity AFUDC	6,597	1,869	—
Non-service components of net periodic benefit cost	16,523	20,387	(751)
Miscellaneous expense	(10,825)	(12,452)	(16,916)
Southwest Gas Corporation – total other income (deductions)	54,276	70,661	(6,884)
Centuri, MountainWest, and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(51)	(517)	977
Equity AFUDC	—	82	465
Equity in earnings of unconsolidated investments	189	868	2,629
Miscellaneous income and (expense)	238	60	(3,113)
Corporate and administrative	(84)	151	(263)
Southwest Gas Holdings, Inc. - total other income (deductions)	$54,568	$71,305	$(6,189)
Included in the table above is the change in COLI policies (including net death benefits recognized, where relevant). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences.
Interest income primarily relates to Southwest Gas’ regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which ranged from an asset balance of $553 million as of December 31, 2023 to a net liability balance of $228 million as of December 31, 2024. Interest income is earned on asset balances and interest expense is incurred on liability balances. In regard to net periodic benefit cost, refer to Note 11 - Pension and Other Postretirement Benefits. Miscellaneous expense for Southwest Gas includes a variety of items, not limited to, but including where applicable, reserves for uncompleted software projects and the reduction in value of Southwest Gas’ previous corporate campus property (discussed above).
Derivatives. In managing its natural gas supply portfolios, Southwest Gas has historically entered into fixed- and variable-price contracts, which qualify as derivatives. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business, and are exempt from fair value reporting. The variable-price contracts qualify as derivative instruments; however, because the contract price is the prevailing price at the future transaction date, no fair value adjustment is required. Southwest Gas does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.
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
EPS. Basic EPS in each period of this report were calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance share units and restricted stock units), if dilutive. Unless otherwise noted, the term EPS refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

(In thousands)	2024	2023	2022
Weighted average basic shares	71,841	70,787	65,558
Effect of dilutive securities:
Restricted stock units (1)(2)	191	203	—
Weighted average diluted shares	72,032	70,990	65,558
(1) The number of anti-dilutive restricted stock units for 2022 excluded from the calculation of diluted shares is 157,000.
(2) The number of securities granted for 2024, 2023, and 2022 includes 158,000, 173,000, and 144,000 performance stock units, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Recent Accounting Standards Updates.
Recently issued accounting pronouncement adopted in 2024:
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The update, among other amendments, requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of the composition of other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The Company and Southwest Gas adopted this update in the fourth quarter of 2024, the impact of which is reflected in Note 13 - Segment Information, with no impact on results of operations, cash flows, or financial condition of the Company or Southwest Gas.
Recently issued accounting pronouncements that will be effective in 2025 and thereafter:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for enhanced income tax information primarily through changes in the rate reconciliation and income taxes paid information. The update is effective for annual periods beginning after December 15, 2024; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ disclosures.
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The update requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027; early adoption is permitted. The update should be applied prospectively; however, retrospective application is also permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ disclosures.
Subsequent Events. Management monitors events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued or disclosures to be made, and has reflected them where appropriate.

Note 2 - Regulated Operations Plant and Leases
Net Regulated Operations Plant
Major classes of regulated operations plant and their respective balances as of December 31, 2024 and 2023 were as follows:

	December 31,
(Thousands of dollars)	2024	2023
Gas plant:
Storage	$121,817	$104,527
Transmission	447,719	402,591
Distribution	9,343,955	8,684,949
General	587,423	539,188
Software and software-related intangibles	328,769	393,444
Other	15,212	15,663
	10,844,895	10,140,362
Less: accumulated depreciation and amortization	(2,914,457)	(2,822,669)
Construction work in progress	178,647	200,549
Net regulated operations plant	$8,109,085	$7,518,242
Regulated operations plant depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which are intended to compensate for removal costs (net of salvage value), and retirements, based on the processes of regulatory proceedings and related regulatory commission approvals and/or mandates. In 2024 and 2023, annual regulated operations depreciation and amortization expense in regard to Southwest Gas averaged 2.6% of the original cost of depreciable and amortizable property, and 2.7% in 2022. Transmission and distribution plant are associated with the core natural gas delivery infrastructure, and combined, constitute the majority of gas plant. Annual regulated operations depreciation expense for Southwest Gas averaged approximately 2.2% of the original cost of depreciable transmission and distribution plant during the period 2022 through 2024. The decrease in Software and software-related intangibles was due to the removal of fully amortized software that is no longer in use.
Depreciation and amortization expense on gas plant, including intangibles, was as follows:

(Thousands of dollars)	2024	2023	2022
Depreciation and amortization expense	$274,556	$256,847	$243,857
Included in the figures above is amortization of regulated operations intangibles of $19.3 million, $20.5 million, and $21 million for the years ended December 31, 2024, 2023, and 2022, respectively. The amounts above exclude regulatory asset and liability amortization.
Leases
Determinations are made as to whether an arrangement is a lease at inception. ROU assets represent the right to use an underlying asset for the lease term; lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. When leases do not provide an implicit interest rate, an incremental borrowing rate based on information available at commencement is used in determining the present value of lease payments; an implicit rate, if readily determinable, is used. Lease terms utilized in the computations may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. When lease agreements include non-lease components, they are included with the lease component and accounted for as a single component, for all asset classes. Southwest Gas has no significant operating, finance, or short-term leases.
Centuri has operating and finance leases for corporate and field offices, construction equipment, and transportation vehicles. Centuri is currently not a lessor in any significant lease arrangements. Centuri’s leases have remaining lease terms of up to 14 years. Some of these include options to extend the leases, generally for optional terms of up to 5 years, and some include options to terminate the leases within 1 year. Centuri’s equipment leases may include variable payment terms in addition to the fixed lease payments if machinery is used in excess of the standard work periods. These variable payments are not probable of occurring under the current operating environment and have not been included in consideration of lease payments. Short-term leases were not recorded on the balance sheet under the provisions of U.S. GAAP, as permitted. Due to the seasonality of Centuri’s business, expense for short-term leases will fluctuate throughout the year with higher expense incurred during the warmer months. Executed lease agreements that had not yet commenced were insignificant as of December 31, 2024.

The components of lease expense for Centuri were as follows:

(Thousands of dollars)	2024	2023	2022
Operating lease cost	$26,565	$22,162	$17,881

Finance lease cost:
Amortization of ROU assets	7,831	7,780	7,702
Interest on lease liabilities	1,312	1,680	1,520
Total finance lease cost	9,143	9,460	9,222
Short-term lease cost	103,465	122,333	120,339
Total lease cost	$139,173	$153,955	$147,442
Supplemental cash flow information related to Centuri leases for the years ended December 31, 2024, 2023, and 2022 was as follows:

(Thousands of dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,451	$21,908	$16,725
Operating cash flows from finance leases	1,312	1,680	1,520
Financing cash flows from finance leases	11,293	12,113	11,985

ROU assets obtained in exchange for lease obligations:
Operating leases	$9,345	$50,173	$22,653
Finance leases	124	1,625	28,861
Supplemental information related to Centuri leases, including location in the Consolidated Balance Sheets, is as follows:

	December 31,
(Thousands of dollars)	2024	2023
Operating leases:
Other property and investments	$104,139	$118,448

Other current liabilities	$18,695	$19,363
Other deferred credits and other long-term liabilities	91,739	105,215
Total operating lease liabilities	$110,434	$124,578

Finance leases:
Other property and investments	$33,790	$43,525

Other current liabilities	$9,331	$11,370
Other deferred credits and other long-term liabilities	15,009	24,334
Total finance lease liabilities	$24,340	$35,704

Weighted average remaining lease term (in years)
Operating leases	6.72	7.45
Finance leases	2.99	3.64

Weighted average discount rate
Operating leases	5.05%	4.88%
Finance leases	4.27%	4.02%

The following is a schedule of maturities of Centuri lease liabilities as of December 31, 2024:

(Thousands of dollars)	Operating Leases	Finance Leases
2025	$23,723	$10,237
2026	21,269	7,623
2027	19,366	5,765
2028	16,894	1,775
2029	14,202	518
Thereafter	34,478	227
Total lease payments	129,932	26,145
Less imputed interest	19,498	1,805
Total	$110,434	$24,340
Note 3 - Revenue
The following information about the Company’s revenues is presented by segment. Southwest Gas encompasses the natural gas distribution segment and Centuri encompasses the utility infrastructure services segment.
Natural Gas Distribution Segment:
Southwest Gas recognizes revenue when it satisfies its performance by transferring gas to the customer. Revenues also include the net impacts of margin tracker/decoupling accruals based on criteria in U.S. GAAP for rate-regulated entities associated with alternative revenue programs. Revenues from customer arrangements and from alternative revenue programs are described below.
Southwest Gas acts as an agent for state and local taxing authorities in the collection and remittance of a variety of taxes, including sales and use taxes and surcharges. These taxes are not included in Regulated operations revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.
Southwest Gas generally offers two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to many types of customers (primarily residential) under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of state commissions and the FERC. Southwest Gas provides both the commodity and the related distribution service to nearly all of its approximate 2.3 million customers, and only several hundred customers (who are eligible to secure their own gas) subscribe to transportation-only service. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of performance obligations of Southwest Gas. The amount billable via regulated rates (both volumetric and fixed monthly rates as part of rate design) corresponds to the value to the customer, and management believes that the amount billable (amount Southwest Gas has the right to invoice) is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are restricted from being billed due only to the passage of time and therefore are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date, and customers can generally terminate service at will.
Transportation-only service is also governed by tariff rate provisions. Transportation-only service is generally only available to very large customers under requirements of Southwest Gas’ various tariffs. With this service, customers secure their own gas supply and Southwest Gas provides transportation services to move the customer-supplied gas to the intended location. Southwest Gas concluded that transportation/transmission service is suitable to an “over time” recognition model. Rate structures under Southwest Gas’ regulation for transportation customers include a combination of volumetric charges and monthly “fixed” charges (including charges commonly referred to as capacity charges, demand charges, or reservation charges) as part of the rate design of regulated jurisdictions. These types of fixed charges represent a separate performance obligation associated with standing ready over the period of the month to deliver quantities of gas, regardless of whether the customer takes delivery of any quantity of gas. The performance obligations under these circumstances are satisfied over the course of the month under an output measure of progress based on time, which correlates to the period for which the charges are eligible to be invoiced.
Under its regulation, Southwest Gas enters into negotiated rate contracts for those customers located in proximity to another pipeline, which pose a threat of bypassing its distribution system. Southwest Gas may also enter into similar contracts for customers otherwise able to satisfy their energy needs by means of alternative fuel to natural gas. Less than two dozen customers are party to contracts with rate components subject to negotiation. Many rate provisions and terms of service for these less common types of contracts are also subject to regulatory oversight and tariff provisions. The performance obligations for these customers are satisfied similarly to those for other customers by means of transporting/delivering natural gas to the customer. Many or most of the rate components, and structures, for these types of customers are the same as those for similar customers without negotiated rate components; and the negotiated rates are within the parameters of the tariff guidelines. Furthermore, while some of these contracts include contract periods extending over time, including multiple years, as amounts billable under the contract are based on rates in effect for the customer for service provided to date, no significant financing component is deemed to exist.
As indicated above, revenues also include the net impacts of margin tracker/decoupling accruals. All of Southwest Gas’ service territories have decoupled rate structures (also referred to as alternative revenue programs) that are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin. The primary alternative revenue programs involve permissible adjustments for differences between stated tariff benchmarks and amounts billed through revenue from contracts with customers via existing rates. Such adjustments are recognized monthly in revenue and in the associated regulatory asset/liability accounts in advance of rate adjustments intended to collect or return amounts recognized. Revenues recognized for the adjustment to the benchmarks noted are required to be presented separately from revenues from contracts with customers, and as such, are provided below and identified as related to alternative revenue programs (which excludes recoveries from customers).
Southwest Gas’ operating revenues included on the Consolidated Statements of Income of both the Company and Southwest Gas include revenue from contracts with customers, which is shown below disaggregated by customer type, in addition to other categories of revenue:

	December 31,
(Thousands of dollars)	2024	2023	2022
Residential	$1,654,685	$1,725,223	$1,324,794
Small commercial	493,709	513,366	378,520
Large commercial	111,350	117,973	85,234
Industrial/other	62,997	75,219	50,894
Transportation	115,782	104,298	100,642
Revenue from contracts with customers	2,438,523	2,536,079	1,940,084
Alternative revenue program revenues (deferrals)	23,055	(52,365)	(18,478)
Other revenues (a)	13,638	15,850	13,463
Total Regulated operations revenues	$2,475,216	$2,499,564	$1,935,069
(a) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Utility Infrastructure Services Segment:
During 2023 and 2024, Utility infrastructure services segment management, in connection with Centuri’s planned separation, changed its service type revenue classification to align with changes in its organization structure, and as a result, prior year “other” revenue has been recast into gas infrastructure services or electric power infrastructure services to reflect these changes, with no impact to revenue overall. The majority of Centuri contracts are performed under unit-price contracts. Generally, these contracts state prices per unit of installation. Typical installations are accomplished in a few weeks or less. Revenues are recorded as installations are completed. Revenues are recorded for long-term fixed-price contracts in a pattern that reflects the transfer of control of promised goods and services to the customer over time. The amount of revenue recognized on fixed-price contracts is based on costs expended to date relative to anticipated final contract costs (a method of recognition based on inputs). Some unit-price contracts contain caps that if encroached, trigger revenue and loss recognition similar to a fixed-price contract model.
Centuri is required to collect taxes imposed by various governmental agencies on the work performed for its customers. These taxes are not included in Utility infrastructure services revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.
Centuri derives revenue from the installation, replacement, repair, maintenance of energy distribution systems, and in developing industrial construction solutions. Centuri has operations in the U.S. and Canada. The majority of Centuri’s revenues are related to contracts for natural gas pipeline replacement and installation work for natural gas utilities, and electric power infrastructure installation, upgrade, and maintenance, as well as emergency restoration to repair above-ground infrastructure damaged by inclement weather. In addition, Centuri performs certain industrial construction activities for various customers and industries. Centuri has two types of agreements with its customers: MSAs and bid contracts. Most of Centuri’s customers supply many of their own materials in order for Centuri to complete its work under the contracts.
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
Centuri’s MSA and bid contracts are characterized as either fixed-price contracts or unit-price contracts for revenue recognition purposes. The cost-to-cost input method is used to measure progress towards the satisfaction of a performance obligation for fixed-price contracts. Input methods result in the recognition of revenue based on the entity’s expended effort toward satisfaction of the performance obligation relative to the total expected effort to satisfy the performance obligation. For unit-price contracts, an output method is used to measure progress towards satisfaction of a performance obligation. Also, with regard to unit-price contracts, the output measurement will be the completion of each unit that is required under the contract.
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
Centuri categorizes work performed under MSAs and bid contracts into two primary service types: gas construction and electrical construction. Gas construction includes work involving previously existing gas pipelines and the installation of new pipelines or service lines. Electrical construction includes work involving installation and maintenance of transmission and distribution lines and storm restoration services.
Contracts can have compensation/consideration that is variable. For MSAs, variable consideration is evaluated at the customer level as the terms creating variability in pricing are included within the MSA and are not specific to a work authorization. For multi-year MSAs, variable consideration components are typically determined for each year of the contract and not for the full contract term. For bid contracts, variable consideration is evaluated at the individual contract level. The expected value method or most likely amount method is used based on the nature of the variable consideration. Types of variable consideration include liquidated damages, delay penalties, performance incentives, safety bonuses, payment discounts, and volume rebates. Centuri will typically estimate variable consideration and adjust financial information, as necessary.
Change orders involve the modification in scope, price, or both to the current contract, and are typically approved by both parties. Once approved, the change order is either treated as a separate contract or as part of the existing contract, as appropriate under the circumstances. When the scope is agreed upon in the change order but not the price, Centuri estimates the change to the transaction price.
The following tables display Centuri’s revenue from contracts with customers disaggregated by service type and contract type:

	December 31,
(Thousands of dollars)	2024	2023*	2022*
Service Types:
Gas infrastructure services	$1,458,451	$1,592,243	$1,664,977
Electric power infrastructure services	1,178,778	1,307,033	1,095,350
Total Utility infrastructure services revenues	$2,637,229	$2,899,276	$2,760,327
*The years ended December 31, 2023 and 2022 were previously presented as: Gas infrastructure services of $1,549,152 and $1,630,911, respectively; Electric power infrastructure services of $1,307,033 and $1,095,350, respectively; and Other of $43,091 and $34,066, respectively.

	December 31,
(Thousands of dollars)	2024	2023	2022
Contract Types:
Master services agreement	$2,121,144	$2,388,688	$2,342,220
Bid contract	516,085	510,588	418,107
Total Utility infrastructure services revenues	$2,637,229	$2,899,276	$2,760,327

Unit-price contracts	$1,508,683	$1,570,356	$1,608,131
Fixed-price contracts	539,528	673,605	498,039
Time and materials contracts	589,018	655,315	654,157
Total Utility infrastructure services revenues	$2,637,229	$2,899,276	$2,760,327
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of December 31, 2024 and 2023 on the Company’s Consolidated Balance Sheets:

	December 31,
(Thousands of dollars)	2024	2023
Contracts receivable, net	$281,441	$347,454
Revenue earned on contracts in progress in excess of billings	238,169	269,808
Amounts billed in excess of revenue earned on contracts	24,975	43,694
The revenue earned on contracts in progress in excess of billings primarily relates to Centuri’s rights to consideration for work completed but not billed and/or approved at the reporting date. These contract assets are transferred to contracts receivable when the rights become unconditional. These contract assets are recoverable from Centuri’s customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of Centuri’s time and materials arrangements are billed in arrears pursuant to contract terms that are standard within the industry, resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Due to the lag in billing, resulting from the aforementioned contractual provisions, there may be circumstances in which material changes to a customer’s business, cash flows or financial condition, which may be impacted by negative economic or market conditions, could affect Centuri’s ability to bill and subsequently collect amounts due. These changes may result in the need to record an estimated valuation allowance to state contract asset balances at their net realizable value.
Revenue earned on contracts in progress in excess of billings that are not expected to be recognized within a year from the financial statement date are not included in the table above, and were $23.9 million as of December 31, 2024, and $0.2 million as of December 31, 2023. These non-current balances were included in Deferred charges and other assets on the Company’s Consolidated Balance Sheets.
On occasion, Centuri recognizes revenue related to contract claims, which arise when there is a dispute between Centuri and a customer regarding a change in the scope of work and associated price for work already performed. As of December 31, 2024, Centuri had recorded $24.8 million in net recovery claims. Centuri records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty surrounding the variable consideration is resolved.
Contract assets (including both current and non-current) decreased $8 million during 2024 due primarily to timing of billings.
The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The contract liability decreased from December 31, 2023 to December 31, 2024 by $18.7 million due to approximately $40 million of revenue recognized that was included in the balance as of December 31, 2023, net of additional payments received in advance of work completed.
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

As of December 31, 2024, Centuri has 49 contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of December 31, 2024 was $251.9 million. Centuri expects to recognize the remaining performance obligations over the next two years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work will be provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

	December 31,
(Thousands of dollars)	2024	2023
Billed on completed contracts and contracts in progress	$281,416	$348,021
Other receivables	2,727	1,945
Contracts receivable, gross	284,143	349,966
Allowance for doubtful accounts	(2,702)	(2,512)
Contracts receivable, net	$281,441	$347,454
In September 2024, Centuri entered into a three-year Securitization Facility for an aggregate amount of up to $125 million with PNC, to enhance Centuri’s financial flexibility by providing additional liquidity. Under the Securitization Facility, certain designated subsidiaries of Centuri have sold and/or contributed, and will continue to sell and/or contribute, their trade accounts receivable and contract assets generated in the ordinary course of business to an indirect wholly owned bankruptcy-remote SPE of Centuri created specifically for this purpose. The SPE is a variable interest entity, and Centuri is the primary beneficiary and therefore consolidates the SPE. The SPE transfers ownership and control of accounts receivable (but not contract assets) to PNC for payments as set forth in the receivables purchase agreement. Centuri and its related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy Centuri’s creditors or those of its related subsidiaries. Centuri has not recorded any servicing asset or liability related to this continuing involvement as Centuri has determined it is compensated adequately for its servicing role. Centuri accounts for accounts receivable sold to PNC as a sale of financial assets and has derecognized the accounts receivable from its consolidated balance sheet.
In addition, Centuri has agreed to guarantee the performance of the indirect wholly-owned subsidiaries of Centuri and itself as the servicer of their respective obligations under the documentation for the Securitization Facility. Centuri is not guaranteeing the collectibility of the receivables or the creditworthiness of the related obligors. The Securitization Facility is subject to yield charges based upon a rate as specified in the Securitization Facility. These yield charges are recorded in net interest deductions on the Company’s Consolidated Statement of Income and were $2.2 million for the fiscal year ended December 31, 2024. Centuri may incur a recourse obligation in limited circumstances, but has determined this liability is not material.
The total outstanding balance of accounts receivable that have been sold and derecognized is $125 million as of December 31, 2024. Additionally, the SPE owned unsold accounts receivable and contract assets of $45.2 million and $78.3 million, respectively, as of December 31, 2024. These balances are primarily included in Accounts receivable, net of allowances in the Company’s Consolidated Balance Sheet, with certain non-current balances included in Deferred charges and other assets. For the year ended December 31, 2024, Centuri received $125 million in cash proceeds from the Securitization Facility, which are included in cash from operating activities on the Company’s Consolidated Statement of Cash Flows and had no repayments to the Securitization Facility. As of December 31, 2024, Centuri had no available capacity under the Facility.
Note 4 - Receivables and Related Allowances
Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest Gas’ accounts receivable are short-term in nature, with billing due dates customarily not extending beyond one month, with customers’ credit worthiness assessed upon account creation by evaluation of other utility service or their credit file, and related payment history. Although Southwest Gas seeks to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts where possible, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction (late fee assessment, notice requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service). After disconnection of service, accounts are customarily written off approximately two months after disconnection if the account remains inactive. Dependent upon the jurisdiction, reestablishment of service requires both payment of previously unpaid balances and additional deposit requirements. Generally, costs related to uncollectible accounts are included in the ratemaking process as a cost of service. However, the Nevada and California jurisdictions have certain regulatory mechanisms in place to separately track and collect portions of uncollectible accounts through the mechanisms; eligible amounts are deferred and collected through a surcharge in the ratemaking process. Southwest Gas continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. Provisions for uncollectible accounts are recorded monthly based on customers’ current and future ability to pay amounts that are due, experience, consideration of current and expected future conditions, customer and rate composition, regulatory requirements, and write-off processes.
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
The table below contains information about Southwest Gas’ gas utility customer accounts receivable balance (net of allowance) at December 31, 2024 and 2023:

	December 31,
(Thousands of dollars)	2024	2023
Gas utility customer accounts receivable balance	$194,177	$263,337
The following table represents the percentage of customers in each of Southwest Gas’ three states at December 31, 2024, which was consistent with the prior year:

Percent of customers by state:
Arizona	54%
Nevada	37%
California	9%
Southwest Gas activity in the allowance account for uncollectibles is summarized as follows:

(Thousands of dollars)	Allowance for Uncollectibles
Balance, December 31, 2021	$3,259
Additions charged to expense	12,707
Accounts written off, less recoveries	(11,136)
Balance, December 31, 2022	4,830
Additions charged to expense	11,877
Accounts written off, less recoveries	(10,612)
Balance, December 31, 2023	6,095
Additions charged to expense	12,400
Accounts written off, less recoveries	(11,428)
Balance, December 31, 2024	$7,067
The table above does not give effect for amounts included in the regulatory tracking mechanisms noted earlier. At December 31, 2024, the utility infrastructure services segment (Centuri) had $519.6 million in combined customer accounts and contracts receivable. The allowance for doubtful accounts at Centuri was $2.7 million and $2.5 million as of December 31, 2024 and 2023, respectively.
Note 5 - Regulatory Assets and Liabilities
Southwest Gas is subject to the regulation of the ACC, the PUCN, the CPUC, and the FERC. Accounting policies for Southwest Gas conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. Management records regulatory assets and liabilities based on decisions of the commissions noted above, including the issuance of regulatory orders and precedents established by these commissions. Southwest Gas has generally been successful in seeking recovery of regulatory assets, and regularly files rate cases or other administrative filings in the various jurisdictions, in some cases, to establish the basis for recovering regulatory assets reflected in accounting records.

The following table represents existing regulatory assets and liabilities:

	December 31,
(Thousands of dollars)	2024	2023
Regulatory assets:
Accrued pension and other postretirement benefit costs (1)	$299,961	$309,794
Deferred purchased gas costs (2)	13,937	552,885
Unamortized premium on reacquired debt (3)	11,529	13,080
Accrued absence time (4)	21,231	18,937
Margin, interest- and property tax-tracking (5)	57,842	14,717
Other (10)	89,718	78,138
	$494,218	$987,551
Regulatory liabilities:
Deferred purchased gas costs (2)	(242,259)	—
Accrued purchased gas costs (6)	(13,269)	(87,579)
Accumulated removal costs (7)	(472,000)	(458,000)
Unamortized gain on reacquired debt (8)	(5,500)	(6,036)
Regulatory excess deferred/other taxes and gross-up (9)	(368,378)	(394,411)
Margin, interest- and property tax-tracking (5)	(27,082)	(57,344)
Other (10)	(3,465)	(2,490)
Net regulatory assets (liabilities)	$(637,735)	$(18,309)
(1)Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovery period is greater than five years. (See Note 11 - Pension and Other Postretirement Benefits).
(2)Balance recovered or refunded on an ongoing basis with interest.
(3)Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovered over life of debt instruments.
(4)Recovery through cost of service generally on a one-year lag basis and part of overhead loading processes. Included in Prepaid and other current assets on the Consolidated Balance Sheets.
(5)Margin tracking/decoupling mechanisms are alternative revenue programs; revenue associated with under-collections (for the difference between authorized margin levels and amounts billed to customers through rates currently) is recognized as revenue so long as recovery is expected to take place within 24 months. Total category asset balances are included in Prepaid and other current assets and Deferred charges and other assets on the Consolidated Balance Sheets. Total category liability balances are included in Other current liabilities and Other deferred credits and other long-term liabilities.
(6)Balance recovered or refunded on an ongoing basis. Asset balance is included in Prepaid and other current assets and the liability balance is included in Other current liabilities on the Consolidated Balance Sheets.
(7)Included in Accumulated removal costs on the Consolidated Balance Sheets; a component of ongoing depreciation rates as part of margin rates overall and of benchmarks under trackers as part of general rate cases.
(8)Included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets. Amortized over life of debt instruments.
(9)Includes remeasurement/reduction of the net accumulated deferred income tax liability from U.S. tax reform. The reduction (EADIT) became a regulatory liability with tax gross-up. EADIT reduces rate base, and is expected to be returned to utility customers in accordance with IRS and regulatory requirements. Included generally in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets, except for $19 million in 2024 which is in Other current liabilities. Amount includes a separate $7 million gross-up related to contributions in aid of construction.
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

	December 31,
(Thousands of dollars)	2024	2023
Other Regulatory Assets:
State mandated public purpose programs (including low income and conservation programs) (a) (f)	$24,229	$21,290
Infrastructure replacement programs and similar (b) (f)	21,751	16,491
Environmental compliance programs (c) (f)	4,472	4,005
Pension tracking mechanism (d)	16,151	16,167
Other (e)	23,115	20,185
	$89,718	$78,138
a)Included in Prepaid and other current assets on the Consolidated Balance Sheets.
b)In 2024, the balances are included in Deferred charges and other assets on the Consolidated Balance Sheets. In 2023, approximately $171,000 included in Prepaid and other current assets and $16.3 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
c)In 2024, approximately $3.4 million of these balances included in Prepaid and other current assets and $1.1 million in Deferred charges and other assets on the Consolidated Balance Sheets. In 2023, approximately $3 million included in Prepaid and other current assets and $967,000 included in Deferred charges and other assets on the Consolidated Balance Sheets.
d)Included in Deferred charges and other assets on the Consolidated Balance Sheets.
e)In 2024, approximately $10.7 million included in Prepaid and other current assets and $12.4 million included in Deferred charges and other assets on the Consolidated Balance Sheets. In 2023, $9 million included in Prepaid and other current assets and $11.2 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
f)Balance recovered or refunded on an ongoing basis, generally with interest.

	December 31,
(Thousands of dollars)	2024	2023
Other Regulatory Liabilities:
State mandated public purpose programs (including low income and conservation programs) (g) (i)	$—	$(254)
Other (h) (i)	(3,465)	(2,236)
	$(3,465)	$(2,490)
g)In 2023, included in Other current liabilities on the Consolidated Balance Sheets.
h)In 2024, included in Other current liabilities on the Consolidated Balance Sheets. In 2023, included in Other current liabilities, except $146,000 which was included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets.
i)Balance typically recovered or refunded on an ongoing basis, generally with interest.
Note 6 - Other Comprehensive Income and AOCI
The following information provides insight into amounts impacting the Company’s and Southwest Gas’ Other comprehensive income (loss), both before and after-tax impacts, within the Consolidated Statements of Comprehensive Income, which also impact AOCI in the Consolidated Balance Sheets and the Consolidated Statements of Equity.
Related Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss):

	December 31,
	2024			2023			2022
(Thousands of dollars)	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount	Before- Tax Amount	Tax (Expense) or Benefit (1)	Net-of- Tax Amount
Defined benefit pension plans:
Net actuarial gain/(loss)	$4,842	$(1,162)	$3,680	$(3,188)	$765	$(2,423)	$4,079	$(980)	$3,099
Amortization of prior service cost	175	(42)	133	175	(42)	133	175	(42)	133
Amortization of net actuarial (gain)/loss	7,641	(1,834)	5,807	1,333	(319)	1,014	34,818	(8,357)	26,461
Regulatory adjustment	(9,833)	2,360	(7,473)	(1,330)	319	(1,011)	(28,232)	6,775	(21,457)
Pension plans other comprehensive income (loss)	2,825	(678)	2,147	(3,010)	723	(2,287)	10,840	(2,604)	8,236
FSIRS (designated hedging activities):
Amounts reclassified into net income	—	—	—	—	—	—	545	(129)	416

FSIRS other comprehensive income (loss)	—	—	—	—	—	—	545	(129)	416
Total other comprehensive income (loss) –Southwest Gas Corporation	2,825	(678)	2,147	(3,010)	723	(2,287)	11,385	(2,733)	8,652
Foreign currency translation adjustments	(10,123)	—	(10,123)	2,742	—	2,742	(6,133)	—	(6,133)
Total other comprehensive income (loss)	(7,298)	(678)	(7,976)	(268)	723	455	5,252	(2,733)	2,519
Total other comprehensive income (loss) - noncontrolling interest (2)	1,341	—	1,341	—	—	—	—	—	—
Total other comprehensive income (loss) – Southwest Gas Holdings, Inc.	$(5,957)	$(678)	$(6,635)	$(268)	$723	$455	$5,252	$(2,733)	$2,519
(1) Tax amounts are calculated using a 24% rate. The Company has elected to indefinitely reinvest, in Canada, the earnings of Centuri’s Canadian subsidiaries, thus precluding deferred taxes on such earnings. As a result of this assertion, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments in Other comprehensive income (loss).
(2) Amount reflects the portion of the foreign currency translation adjustment attributable to the noncontrolling interest in Centuri following the Centuri IPO.
The following table represents a rollforward of AOCI, presented on the Company’s Consolidated Balance Sheets and its Consolidated Statements of Equity:

	Defined Benefit Plans			Foreign Currency and Centuri IPO
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (3)	After-Tax	Before- Tax	Tax (Expense) Benefit	After-Tax	AOCI
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)	$(3,239)	$—	$(3,239)	$(43,787)
Net actuarial gain/(loss)	4,842	(1,162)	3,680	—	—	—	3,680
Foreign currency translation adjustment	—	—	—	(10,123)	—	(10,123)	(10,123)
Amortization of prior service cost (1)	175	(42)	133	—	—	—	133
Amortization of net actuarial loss (1)	7,641	(1,834)	5,807	—	—	—	5,807
Regulatory adjustment (2)	(9,833)	2,360	(7,473)		—	—	(7,473)
Net current period other comprehensive income (loss)	2,825	(678)	2,147	(10,123)	—	(10,123)	(7,976)
Less current period other comprehensive (income) loss attributable to noncontrolling interest (4)	—	—	—	1,341	—	1,341	1,341
Centuri IPO (5)	—	—	—	1,204	—	1,204	1,204
Net current period other comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	2,825	(678)	2,147	(7,578)	—	(7,578)	(5,431)
Ending Balance AOCI December 31, 2024	$(50,527)	$12,126	$(38,401)	$(10,817)	$—	$(10,817)	$(49,218)
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
(4) Amount reflects the foreign currency translation adjustment attributable to the noncontrolling interest in Centuri following the Centuri IPO.
(5) Amount reflects the attributed proportion of the AOCI balance associated with the ownership interests in Centuri held by the new investors as of the Centuri IPO date, amounts for which were reclassified from AOCI to Additional paid-in capital on the Company’s Consolidated Balance Sheet.
The following table represents a rollforward of AOCI, presented on Southwest Gas’ Consolidated Balance Sheets:

	Defined Benefit Plans
(Thousands of dollars)	Before-Tax	Tax (Expense) Benefit (8)	After- Tax
Beginning Balance AOCI December 31, 2023	$(53,352)	$12,804	$(40,548)
Net actuarial gain/(loss)	4,842	(1,162)	3,680
Amortization of prior service cost (6)	175	(42)	133
Amortization of net actuarial loss (6)	7,641	(1,834)	5,807
Regulatory adjustment (7)	(9,833)	2,360	(7,473)
Net current period other comprehensive income (loss) attributable to Southwest Gas Corporation	2,825	(678)	2,147
Ending Balance AOCI December 31, 2024	$(50,527)	$12,126	$(38,401)
(6)    These AOCI components are included in the computation of net periodic benefit cost (see Note 11 - Pension and Other Postretirement Benefits for additional details).

(7)    The regulatory adjustment represents the portion of the activity above that is expected to be recovered through rates in the future (the related regulatory asset is included in Deferred charges and other assets on Southwest Gas’ Consolidated Balance Sheets).
(8)    Tax amounts are calculated using a 24% rate.
The following table represents amounts (before income tax impacts) included in AOCI (in the tables above), that have not yet been recognized in net periodic benefit cost:

	December 31,
(Thousands of dollars)	2024	2023
Net actuarial loss	$(349,485)	$(361,968)
Prior service cost	(1,003)	(1,178)
Less: amount recognized in regulatory assets	299,961	309,794
Recognized in AOCI	$(50,527)	$(53,352)
See Note 11 - Pension and Other Postretirement Benefits for more information on the defined benefit pension plans.
Note 7 - Common Stock
Shares of the Company’s common stock are publicly traded on the NYSE, under the ticker symbol “SWX.” Share-based compensation related to Southwest Gas and Centuri is based on awards to be issued in shares of the Company.
In November 2023, the Company and Southwest Gas jointly filed an automatic shelf registration statement (File No. 333-275774), or a Universal Shelf, which became effective upon filing and includes a prospectus detailing the Company’s ability to offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of common stock, preferred stock, debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement), guarantees of debt securities issued by Southwest Gas, depository shares, warrants to purchase common stock, preferred stock or depository shares issued by the Company or debt securities issued by the Company or Southwest Gas, units and rights. Additionally as part of the Universal Shelf, Southwest Gas may offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement) and guarantees of debt securities issued by the Company or by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement.
On August 6, 2024, the Company entered into an Equity Distribution Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for the offer and sale of up to $340,000,000 of common stock from time to time in an ATM Program. The offering amount was carried forward from the Company’s previous at-the-market equity offering program. The shares are issuable pursuant to the Company’s Universal Shelf. No issuances have occurred under the ATM Program as of December 31, 2024.
During 2024, the Company issued approximately 92,000 shares of common stock through the omnibus incentive plan.
Additionally during 2024, the Company issued 127,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising proceeds of approximately $9 million.
As of December 31, 2024, there were 5.4 million shares of common stock registered and available for issuance under the provisions of the various stock issuance plans.
On November 3, 2023, the Board authorized a dividend of one Purchase Right for each outstanding share of common stock, $1 par value per share, of the Company to stockholders on record at the close of business on November 17, 2023. The description and terms of the Purchase Rights are set forth in the Plan, dated as of November 5, 2023, between the Company and Equiniti Trust Company, LLC, as rights agent. Each Purchase Right entitles the registered holder to purchase from the Company one ten-thousandth of a share of Series A Preferred, no par value per share, of the Company, at a purchase price of $300.00 per one ten-thousandth of a share of Series A Preferred, subject to adjustment. The Purchase Rights have a de minimis fair value and will expire in accordance with the provisions of the Plan.
By adopting the Plan, the Board is seeking to preserve the Company’s ability to effectuate a Spin-Off Transaction that would be tax-free to the Company (the “Tax-Free Status”). While the Company intends that any Spin-Off Transaction, if effected, would qualify as a tax-free transaction to the Company’s stockholders, the ability to effect a spin-off that is tax-free to the Company (as opposed to its stockholders) could be lost if certain stock purchases (including by existing or new holders in the open market) are treated as part of a plan pursuant to which one or more persons directly or indirectly acquire a 50% or greater interest in the Company (a “355 Ownership Change”) within applicable time periods for purposes of Section 355(e) of the Internal Revenue Code. The Company believes that there is minimal capacity for changes in the ownership of its stock before a

355 Ownership Change could occur. The Plan is intended to restrict acquisitions of Company stock that could cause a 355 Ownership Change and could impair the Company’s ability to effectuate a Spin-Off Transaction that has Tax-Free Status. The Board believes it is in the best interest of the Company and its stockholders to preserve the Company’s ability to effectuate a Spin-Off Transaction with Tax-Free Status. The Plan has not been triggered as of December 31, 2024.
Note 8 - Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	December 31,
	2024		2023
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$77,898	$75,000	$79,502
Medium-term notes, 7.92% series, due 2027	25,000	26,285	25,000	26,883
Medium-term notes, 6.76% series, due 2027	7,500	7,701	7,500	7,800
Notes, 5.8%, due 2027	300,000	306,450	300,000	309,180
Notes, 3.7%, due 2028	300,000	287,460	300,000	285,300
Notes, 5.45%, due 2028	300,000	302,970	300,000	307,170
Notes, 2.2%, due 2030	450,000	385,425	450,000	382,635
Notes, 4.05%, due 2032	600,000	558,120	600,000	563,940
Notes, 6.1%, due 2041	125,000	127,900	125,000	126,238
Notes, 4.875%, due 2043	250,000	210,700	250,000	214,050
Notes, 3.8%, due 2046	300,000	219,390	300,000	225,240
Notes, 4.15%, due 2049	300,000	223,470	300,000	236,370
Notes, 3.18%, due 2051	300,000	187,680	300,000	197,760
Unamortized discount and debt issuance costs	(26,477)		(29,594)
	3,306,023		3,302,906
Revolving credit facility and commercial paper	—	—	—	—
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,546)		(1,363)
	198,454		198,637
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,504,477		3,501,543
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	706,375	709,059	994,238	996,723
Centuri secured revolving credit facility	113,533	113,455	77,121	77,205
Other debt obligations	65,794	63,659	96,599	92,209
Unamortized discount and debt issuance costs	(11,821)		(17,111)
Less: current maturities	(30,018)		(42,552)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,348,340		$4,609,838

The fair values of Southwest Gas' and the Company’s revolving credit facilities and Southwest Gas’ IDRBs are categorized as Level 1 as their interest rates reset frequently. The fair values of Southwest Gas’ debentures (which include senior and medium-term notes) and Centuri's term loan facility and unsecured senior notes were determined utilizing a market-based valuation approach, where fair values are determined based on evaluated pricing data, and as such are categorized as Level 2 in the hierarchy.
Southwest Gas has a $400 million credit facility that was otherwise scheduled to expire in April 2025. However, in August 2024, Southwest Gas entered into a new agreement to replace its existing credit facility. The agreement extended the maturity date to August 2029 and made other miscellaneous changes, while the operations, designations, and key business terms are comparable to the prior facility. Southwest Gas designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. At December 31, 2024, the applicable margin ranged from 0.750% to 1.500% for loans bearing interest with reference to SOFR and from 0.000% to 0.500% for loans bearing interest with reference to the alternative base rate. At December 31, 2024, the applicable margin was 1.125% for loans with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest Gas is also required to pay a commitment fee, ranging from 0.075% to 0.200% per annum, on the unfunded portion of the commitments, which was not significant for the year ended December 31, 2024. The credit facility contains a financial covenant requiring Southwest Gas to maintain a ratio of funded debt to total capitalization not to exceed 0.70 to 1.00 as of the end of any quarter of any fiscal year. At December 31, 2024, no borrowings were outstanding on the long-term portion (including under the commercial paper program discussed below), nor under the short-term portion of the facility.
Southwest Gas has a $50 million commercial paper program. Issuances under the commercial paper program are supported by Southwest Gas’ current revolving credit facility and, therefore, do not represent additional borrowing capacity. Borrowings under the commercial paper program, if any, are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At December 31, 2024, as noted above, no borrowings were outstanding under the commercial paper program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. On May 13, 2024, Centuri amended its revolving credit facility to transition from Canadian Dollar Offered Rate benchmarks to CORRA. The applicable margin for the revolving credit facility ranges from 1.0% to 2.5% for SOFR and CORRA loans and from 0.0% to 1.5% for “base rate” loans, depending on Centuri’s total net leverage ratio. The applicable margin for the term loan facility is 1.50% for base rate loans and 2.50% for SOFR loans. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at December 31, 2024 totaled $2.4 billion. At December 31, 2024, $820 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
Centuri is also required to pay a commitment fee on the unused portion of the commitments. The commitment fee ranges from 0.15% to 0.35% per annum, which was not significant for the year ended December 31, 2024. The credit agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. There are no financial covenants related to the term loan facility. On March 22, 2024, Centuri amended the financial covenants of its revolving credit facility and was required to maintain certain net leverage ratios. However, the amendment also provided that, in the event that a “Qualified IPO” (as defined in the amendment) is consummated prior to March 31, 2025, the maximum net leverage ratio would be reduced based on the amount of net proceeds received from such Qualified IPO. Pursuant to these terms, the completion of the Centuri IPO (which constituted a “Qualified IPO” for purposes of the amendment) resulted in a change to the maximum net leverage ratio. Based on the amount of proceeds received, Centuri was required to maintain a net leverage ratio of less than a maximum of 5.25 to 1.00 from April 18, 2024 through June 30, 2024, 5.00 to 1.00 from July 1, 2024 through September 29, 2024, 4.25 to 1.00 from September 30, 2024 through December 29, 2024, and 4.00 to 1.00 on December 30, 2024 and thereafter. The terms of the Centuri credit facility otherwise remained unchanged. Following the Centuri IPO and private placement, Centuri used approximately $316 million of proceeds to pay down $156 million of debt under the existing line of credit and $160 million of debt under the term loan portion of the facility, with the remainder of the IPO proceeds used for general corporate purposes.
All amounts outstanding under Centuri’s secured revolving credit and term loan facility are considered long-term borrowings. The effective interest rate on this facility was 7.02% at December 31, 2024.

The effective interest rates on Southwest Gas’ variable-rate IDRBs are included in the table below:

	December 31,
	2024	2023
2003 Series A	4.86%	5.03%
2008 Series A	4.89%	4.89%
2009 Series A	4.73%	4.65%
Tax-exempt Series A	4.29%	4.73%
In Nevada, interest fluctuations due to changing interest rates on Southwest Gas’ 2003 Series A, 2008 Series A, and 2009 Series A variable-rate IDRBs are tracked and recovered from customers through a variable interest expense recovery mechanism.
None of Southwest Gas’ debt instruments have credit triggers or other clauses that result in default if bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest Gas’ bond ratings. Certain debt instruments are subject to a leverage ratio cap and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2024, Southwest Gas was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $4.1 billion in additional debt could be issued while still meeting the leverage ratio requirement. Relating to the minimum net worth requirement, as of December 31, 2024, there is at least $2.7 billion of cushion in equity. No specific dividend restrictions exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
Certain Centuri debt instruments have leverage ratio caps and fixed charge ratio coverage requirements. At December 31, 2024, Centuri was in compliance with all of its covenants. Under the most restrictive of the covenants, Centuri could issue over $151 million in additional debt and meet the leverage ratio requirement. Centuri has at least $28 million of cushion relating to the minimum fixed charge ratio coverage requirement. Centuri’s covenants limit its ability to provide cash dividends to the Company, its parent. The dividend restriction is equal to a calculated available amount generally defined as 50% of its rolling twelve-month consolidated net income adjusted for certain items, such as parent contribution inflows, Linetec redeemable noncontrolling interest payments, or dividend payments, among other adjustments, as applicable. Under these restrictions and the financial covenants of the amended revolving credit facility, Centuri’s ability to pay dividends to the Company is limited. However, such dividends are not customarily relied upon in order for the Company to satisfy dividends declared for its stockholders.
Estimated maturities of long-term debt for the next five years are:

(Thousands of dollars)	2025	2026	2027	2028	2029	Total
Southwest Gas Corporation:
Debentures	$—	$75,000	$332,500	$650,000	$—	$1,057,500
Revolving credit facility and commercial paper	—	—	—	—	—	—
Total	—	75,000	332,500	650,000	—	1,057,500
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	—	—	—	706,375	—	706,375
Centuri secured revolving credit facility	—	113,533	—	—	—	113,533
Other debt obligations	30,018	28,517	7,259	—	—	65,794
Total	$30,018	$217,050	$339,759	$1,356,375	$—	$1,943,202
Short-Term Debt
Southwest Gas Holdings has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. Interest rates for this facility are calculated at either SOFR or the “alternate base rate,” plus in each case an applicable margin that is determined based on the Company’s senior unsecured debt rating. At December 31, 2024, the applicable margin is 1.250% for loans bearing interest with reference to SOFR and 0.250% for loans bearing interest with reference to the alternative base rate. The commitment fee rates, terms, and covenants, noted above for Southwest Gas, are also applicable to Southwest Gas Holdings in its amended credit facility, including the noted ratio of funded debt to total capitalization as of the end of any quarter of any fiscal year. The commitment fee under this credit facility was not significant for the year ended December 31, 2024. There was $130 million and $78.5 million outstanding under this facility with a weighted average interest rate of 5.818% and 6.638% at December 31, 2024 and 2023, respectively.

In April 2023, Southwest Gas Holdings entered into a $550 million term loan that was set to mature in October 2024. Southwest Gas Holdings, Inc. utilized a majority of the proceeds to make an equity contribution to Southwest Gas. In August 2024, the Company amended this term loan agreement, extending the maturity date to July 31, 2025 and changed the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes.
As indicated above, under Southwest Gas’ $400 million credit facility, $250 million has been designated by management for working capital purposes. However, Southwest Gas had no short-term borrowings outstanding at December 31, 2024 and 2023.
Note 9 - Share-Based Compensation
At December 31, 2024, the following share-based compensation plans existed at the Company: an omnibus incentive plan and a restricted stock/unit plan. The fair value of share grants is primarily based on the closing price of the Company’s stock on the date of grant. All share grants in 2024, including time-lapse restricted stock units and performance stock units, occurred under the omnibus incentive plan. The table below shows total share-based plan compensation expense which was recognized in the Consolidated Statements of Income:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Share-based compensation plan expense, net of related tax benefits	$10,202	$5,147	$6,225
Share-based compensation plan related tax benefits	3,222	1,625	1,966
Omnibus Incentive Plan
The omnibus incentive plan is used to promote the long-term growth and profitability of the Company, including its subsidiaries, by providing directors, employees, and certain other individuals with incentives to increase stockholder value and otherwise contribute to the success of the Company. In addition, the plan enables the Company to attract, retain, and reward the best available persons for positions of responsibility. The omnibus incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other equity-based, as well as cash, awards. Employees, directors, and consultants who provide services to the Company or any subsidiary may be eligible under this plan. For grants under the omnibus incentive plan, directors continue to immediately vest in the shares upon grant but are provided the option to defer receipt of equity compensation until they leave the Board.
Performance-based incentive opportunities under the ongoing programs of the omnibus plan were granted to all officers of Southwest Gas in the form of performance stock units and are based, depending on the officer, on consolidated earnings per share, utility net income, and utility return on equity, with an adjustment, where relevant, based on TSR compared to peer companies, and for all participants, measured over a three-year forward performance period. Performance stock units are restricted based on vesting, and in this case, further subject to future performance determinations against relevant benchmarks. From time to time, special awards may be granted, as permissible under the omnibus plan, that are recognized based on the relevant conditions of the grant and accounting determinations for recognition and in 2024 three officers received special performance stock unit awards with accelerated vesting provisions for certain termination events. Southwest Gas recorded $5.2 million, $1.1 million, and $2.1 million of estimated compensation expense associated with the collective performance stock unit during 2024, 2023, and 2022, respectively. There is no accelerated vesting under the performance stock program, but in association with the ongoing program, vesting in the ultimate award, if any, is based on the period of employment within the three-year forward vesting period.
Restricted stock/units under the restricted stock/unit plan were previously granted to attract, motivate, retain, and reward key employees of the Company with an incentive to attain high levels of individual performance and improved financial performance. The legacy plan was also established to attract, motivate, and retain experienced and knowledgeable directors. All remaining shares under the legacy restricted stock/unit plan (in regard to employees) were issued during 2021; remaining unissued legacy program shares relate solely to directors, and such shares were immediately vested at the time of grant, with distribution to occur when service on the Board ends. No new grants are made under the legacy plan, as all future stock-based incentive compensation, including with regard to restricted stock, is granted under programs of the omnibus incentive plan, which for directors, with advance election, issuance may occur upon grant. Conversely, with regard to management, grants under the omnibus plan are of time-lapse restricted stock units, with graded vesting (and issuance in the form of common stock) occurring (following grant), at the rate of 40% at the end of year one and 30% at the end of years two and three. Accelerated vesting occurs based on retirement eligibility.

The following table summarizes the activity of the omnibus incentive plan and restricted stock/units programs as of December 31, 2024:

(Thousands of shares)	Performance Stock Units	Weighted-average grant date fair value	Restricted Stock Units/Director Deferred Stock Units	Weighted-average grant date fair value
Nonvested/unissued at December 31, 2023	351	$62.95	208	$56.29
Granted	183	68.54	87	62.55
Dividends	3	—	8	—
Forfeited or expired	(143)	62.19	(3)	61.06
Vested and issued (1)	(68)	67.29	(68)	60.43
Nonvested/unissued at December 31, 2024	326	$64.95	232	$55.39
(1)Includes shares for retiree payouts and those converted for taxes.
The weighted average grant date fair value of performance stock units and time-lapse restricted stock units granted in 2023 was $62.78 and $62.83, respectively, and in 2022 was $66.11 for both performance stock units and time-lapse restricted stock units.
As of December 31, 2024, total compensation cost related to all unvested shares not yet recognized is $11.4 million, which is expected to be recognized over a weighted average period of 2.1 years.
Note 10 - Commitments and Contingencies
The Company and Southwest Gas are defendants in miscellaneous legal proceedings. They are also parties to various regulatory proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that no litigation or regulatory proceedings to which the Company and Southwest Gas are currently subject will have a material adverse impact on their financial position, results of operations, or cash flows.
The Company maintains excess liability insurance that covers Southwest Gas for various risks associated with the operation of the natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest Gas is responsible for an initial deductible or self-insured retention amount per incident, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy period of August 2024 to July 2025, these liability insurance policies require Southwest Gas, as applicable, to be responsible for the first $1 million (self-insured retention) of each incident plus a supplemental retention aggregate of $4 million in the policy year. When amounts are expected to be incurred above these amounts, subject to insurance carrier indemnity, a liability is recognized for the additional amount, in addition to a receivable, associated with amounts expected to be indemnified by the insurance carrier amounts, without impact to earnings.
Centuri maintains liability insurance for various risks associated with its operations. In connection with these liability insurance policies, Centuri is responsible for an initial deductible or self-insured retention amount per occurrence, after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy year May 2024 to April 2025, Centuri is responsible for the first $750,000 (self-insured retention) per occurrence under these liability insurance policies.
Through an assessment process of commitments and contingencies of any kind, the Company and Southwest Gas may determine that certain costs are likely to be incurred in the future related to specific legal matters. In these circumstances and in accordance with accounting policies, the Company and Southwest Gas will make an accrual, as necessary.
Note 11 - Pension and Other Postretirement Benefits
Southwest Gas Corporation
Employees’ Investment Plan
An EIP is offered to eligible employees of Southwest Gas through deduction of a percentage of base compensation, subject to IRS limitations. The EIP provides for purchases of various mutual fund investments and Company common stock. For employees hired on or before December 31, 2021, one-half of amounts deferred are matched, up to a maximum matching contribution of 3.5% of an employee’s annual compensation. Employees hired on or after January 1, 2022 are eligible for non-elective employer contributions of 3% plus a matching contribution (dollar-for-dollar) up to 7% of eligible compensation. Officers hired after January 1, 2022 are similarly eligible for non-elective and matching contributions. Contributions to the plan by Southwest Gas were $9.9 million, $8.3 million, and $6.9 million for 2024, 2023, and 2022, respectively.
Deferred Compensation Plan
A deferred compensation plan is offered to all officers of Southwest Gas, regardless of hire date, and a separate deferred compensation plan is offered to members of the Company’s Board. The plans provide the opportunity to defer up to 100% of annual cash compensation. One-half of amounts deferred by officers are matched, up to a maximum matching contribution of

3.5% of an officer’s annual base salary. Upon retirement, payments of compensation deferred, plus interest, are made in equal monthly installments over 10, 15, or 20 years, as elected by the participant. Directors have an additional option to receive such payments over a five-year period. Deferred compensation earns interest at a rate determined each January. The interest rate equals 150% of Moody’s Seasoned Corporate Bond Rate Index.
Pension and Postretirement Plans
A noncontributory QRP with defined benefits covering substantially all Southwest Gas employees hired on or before December 31, 2021 is available, in addition to a separate unfunded SERP, which is limited to Southwest Gas’ officers. PBOP are provided to qualified retirees for limited benefits related to health care, dental, vision and life insurance, some of which were subject to earlier “sunset” dates. The defined benefit QRP, SERP, and PBOP are not available to Southwest Gas employees hired on or after January 1, 2022. As noted above, employees hired on or after that date, are eligible for enhanced contributions to the EIP.
The overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, are recognized in the Consolidated Balance Sheets. Any actuarial gains and losses, prior service costs, and transition assets or obligations are recognized in AOCI under Stockholders’ equity, net of tax, until they are amortized as a component of net periodic benefit cost.
A regulatory asset has been established for the portion of the total amounts otherwise chargeable to AOCI that are expected to be recovered through rates in future periods. Changes in actuarial gains and losses and prior service costs pertaining to the regulatory asset will be recognized as an adjustment to the regulatory asset account as these amounts are amortized and recognized as components of net periodic pension costs each year.
The QRP invests the majority of its plan assets in common collective trusts, which include a well-diversified portfolio of domestic and international equity securities and fixed income securities, and are managed by a professional investment manager appointed by Southwest Gas. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the specific guidelines prescribed by Southwest Gas through the plan’s investment policy statement. Southwest Gas previously implemented an LDI strategy for part of the portfolio, a form of investing designed to better match the movement in pension plan assets with the impact of interest rate changes and indirectly, inflation assumption changes on the pension plan liability. The implementation of the LDI strategy was intended to be phased in over time by using a glide path. The glide path was designed to increase the allocation of the plan’s assets to fixed income securities, as the funded status of the plan increases, in order to more closely match the duration of the plan assets to that of the plan liability. During the fourth quarter of 2023, the asset mix was adapted in accordance with an updated policy statement to be primarily balanced with approximately 50% equities and 50% fixed income investments. Beginning in 2024, a treasury futures overlay was added as part of the LDI strategy intending to manage interest rate fluctuations with the goal of reducing funded ratio volatility; as of the end of 2024, the pension plan was approximately 95% funded. While the overlay is intended for these purposes, there is no guarantee that these intentions will be achieved. Pension plan assets are held in a Master Trust. The pension plan funding policy is in compliance with the federal government’s funding requirements.
Pension costs for these plans are affected by the amount and timing of cash contributions to the plans, the return on plan assets, discount rates, and by employee demographics, including age, compensation, and length of service. Changes made to the provisions of the plans may also impact current and future pension costs. Actuarial formulas are used in the determination of pension costs and are affected by actual plan experience and assumptions about future experience. Key actuarial assumptions include the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Relatively small changes in these assumptions, particularly the discount rate, may significantly affect pension costs and plan obligations for the QRP. In determining the discount rate, management matches the plan’s projected cash flows to a spot-rate yield curve based on highly rated corporate bonds.
There was a 75 basis point increase in the discount rate between years, as reflected below. The methodology utilized to determine the discount rate was consistent with prior years. The weighted-average rate of compensation remained consistent with the prior year. The asset return assumption (which impacts the following year’s expense) increased from the prior year by 25 basis points. The rates are presented in the table below:

	December 31,
	2024	2023
Discount rate	5.75%	5.00%
Weighted-average rate of compensation increase	3.50%	3.50%
Asset return assumption	7.00%	6.75%
Future years’ expense level movements (up or down) may continue to be greatly influenced by long-term interest rates, asset returns, and funding levels; however, management implemented a treasury futures overlay to primarily be responsive to changing interest rates, and therefore, indirectly, discount rates that will apply to the pension, in attempting to preserve funded status.
The following table sets forth the QRP, SERP, and PBOP funded statuses and amounts recognized on the Consolidated Balance Sheets and Consolidated Statements of Income.

	Year Ended December 31,
	2024			2023
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP
Change in benefit obligations:
Benefit obligation for service rendered to date at beginning of year (PBO/PBO/APBO)	$1,241,177	$45,031	$66,009	$1,159,451	$42,097	$65,437
Service cost	28,252	243	1,287	25,840	250	1,269
Interest cost	60,387	2,167	3,178	59,165	2,123	3,302
Actuarial loss (gain)	(87,575)	(725)	(2,691)	62,109	3,995	941
Benefits paid	(66,996)	(3,533)	(5,719)	(65,388)	(3,434)	(4,940)
Benefit obligation at end of year (PBO/PBO/APBO)	1,175,245	43,183	62,064	1,241,177	45,031	66,009
Change in plan assets:
Market value of plan assets at beginning of year	1,166,372	—	35,920	1,030,044	—	38,459
Actual return on plan assets	896	—	3,027	145,716	—	4,626
Employer contributions	20,000	3,533	2,514	56,000	3,434	—
Benefits paid	(66,996)	(3,533)	(3,339)	(65,388)	(3,434)	(7,165)
Market value of plan assets at end of year	1,120,272	—	38,122	1,166,372	—	35,920
Funded status at year end	$(54,973)	$(43,183)	$(23,942)	$(74,805)	$(45,031)	$(30,089)
Weighted-average assumptions (benefit obligation):
Discount rate	5.75%	5.75%	5.75%	5.00%	5.00%	5.00%
Weighted-average rate of compensation increase	3.50%	3.50%	N/A	3.50%	3.50%	N/A
Funding for the plans above during calendar year 2025 is expected to be approximately $28.5 million, of which $25 million pertains to the QRP. Management monitors plan assets and liabilities and may, at its discretion, increase plan funding levels above the minimum in order to achieve a desired funded status and avoid or minimize potential benefit restrictions.
The accumulated benefit obligation for the QRP and the SERP is presented below:

	December 31,
(Thousands of dollars)	2024	2023
QRP	$1,084,462	$1,143,204
SERP	40,753	40,635
Benefits expected to be paid for the QRP, SERP, and PBOP over the next 10 years are as follows:

(Millions of dollars)	2025	2026	2027	2028	2029	2030-2034
QRP	$70.0	$71.0	$73.0	$74.0	$76.0	$404.0
SERP	3.5	3.5	3.4	3.4	3.4	16.1
PBOP	5.0	5.1	5.1	5.1	5.2	25.7
No assurance can be made that actual funding and benefits paid will match these estimates.
For PBOP measurement purposes, the per capita cost of the covered health care benefits medical rate trend assumption is 5.5%, declining to 4.5%. Specific contributions are made for health care benefits of employees who retire after 1988, but Southwest Gas pays all covered health care costs for employees who retired prior to 1989. The medical trend rate assumption noted above applies to the benefit obligations of pre-1989 retirees only.
The service cost component of net periodic benefit costs included in the table below is part of an overhead loading process associated with the cost of labor. The overhead process ultimately results in allocation of that portion of overall net periodic benefit costs to the same accounts to which productive labor is charged. As a result, service costs become components of various accounts, primarily Operations and maintenance expense, Net regulated operations plant, and Deferred charges and other assets for both the Company and Southwest Gas. The non-service cost components of net periodic benefit cost are reflected in Other income (deductions) on the Consolidated Statements of Income of each entity, based on accounting guidance for the presentation of such costs. Variability in total net periodic benefit cost between periods, especially with regard to the QRP, is subject to changes in underlying actuarial assumptions between periods, notably the discount rate.
Components of net periodic benefit cost:

	QRP			SERP			PBOP
(Thousands of dollars)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$28,252	$25,840	$44,110	$243	$250	$424	$1,287	$1,269	$1,941
Interest cost	60,387	59,165	45,006	2,167	2,123	1,441	3,178	3,302	2,452
Expected return on plan assets	(87,812)	(84,062)	(79,913)	—	—	—	(2,259)	(2,424)	(3,228)
Amortization of prior service cost	—	—	—	—	—	—	175	175	175
Amortization of net actuarial loss	6,308	336	32,468	1,333	998	2,350	—	—	—
Net periodic benefit cost	$7,135	$1,279	$41,671	$3,743	$3,371	$4,215	$2,381	$2,322	$1,340
Weighted-average assumptions (net benefit cost)
Discount rate	5.00%	5.25%	3.00%	5.00%	5.25%	3.00%	5.00%	5.25%	3.00%
Expected return on plan assets	6.75%	6.75%	6.50%	N/A	N/A	N/A	6.75%	6.75%	6.50%
Weighted-average rate of compensation increase	3.50%	3.25%	3.25%	3.50%	3.25%	3.25%	N/A	N/A	N/A
Other Changes in Plan Assets and Benefit Obligations Recognized in Net Periodic Benefit Cost and Other Comprehensive Income

	Year Ended December 31,
	2024				2023				2022
(Thousands of dollars)	Total	QRP	SERP	PBOP	Total	QRP	SERP	PBOP	Total	QRP	SERP	PBOP
Net actuarial loss (gain) (a)	$(4,842)	$(659)	$(725)	$(3,458)	$3,188	$455	$3,995	$(1,262)	$(4,079)	$11,049	$(6,133)	$(8,995)
Amortization of prior service cost (b)	(175)	—	—	(175)	(175)	—	—	(175)	(175)	—	—	(175)
Amortization of net actuarial loss (b)	(7,641)	(6,308)	(1,333)	—	(1,333)	(335)	(998)	—	(34,818)	(32,468)	(2,350)	—
Regulatory adjustment	9,833	6,200	—	3,633	1,330	(107)	—	1,437	28,232	19,062	—	9,170
Recognized in other comprehensive (income) loss	(2,825)	(767)	(2,058)	—	3,010	13	2,997	—	(10,840)	(2,357)	(8,483)	—
Net periodic benefit costs recognized in net income	13,259	7,135	3,743	2,381	6,972	1,279	3,371	2,322	47,226	41,671	4,215	1,340
Total of amount recognized in net periodic benefit cost and other comprehensive (income) loss	$10,434	$6,368	$1,685	$2,381	$9,982	$1,292	$6,368	$2,322	$36,386	$39,314	$(4,268)	$1,340
The table above discloses the net gain or loss and prior service cost recognized in Other comprehensive income, separated into (a) amounts initially recognized in Other comprehensive income, and (b) amounts subsequently recognized as adjustments to Other comprehensive income as those amounts are amortized as components of net periodic benefit cost. See also Note 6 - Other Comprehensive Income and AOCI.

The following table sets forth, by level within the three-level fair value hierarchy, the fair values of the assets of the QRP and the PBOP as of December 31, 2024 and 2023. The SERP has no assets.

	December 31,
	2024			2023
(Thousands of dollars)	QRP	PBOP	Total	QRP	PBOP	Total
Assets at fair value:
Level 1 – Quoted prices in active markets for identical financial assets
Mutual funds	$—	$36,951	$36,951	$—	$34,891	$34,891
Total Level 1 Assets (1)	—	36,951	36,951	—	34,891	34,891
Level 2 – Significant other observable inputs
Commingled trust equity funds (2)
Global	237,333	211	237,544	234,123	97	234,220
International	105,977	94	106,071	105,908	44	105,952
U.S. equity securities	171,122	153	171,275	164,966	68	165,034
Emerging markets	55,327	49	55,376	54,489	22	54,511
Commingled trust fixed income funds (3)	528,238	469	528,707	597,828	246	598,074
Pooled funds and mutual funds	15,009	191	15,200	6,593	552	7,145
Government fixed income (4)	5,048	4	5,052	165	—	165
Total Level 2 assets (5)	1,118,054	1,171	1,119,225	1,164,072	1,029	1,165,101
Total Plan assets at fair value	1,118,054	38,122	1,156,176	1,164,072	35,920	1,199,992
Insurance company general account contracts (6)	2,218	—	2,218	2,300	—	2,300
Total Plan assets	$1,120,272	$38,122	$1,158,394	$1,166,372	$35,920	$1,202,292
(1)The Mutual funds category is a balanced fund that invests in a diversified portfolio of common stocks, preferred stocks, and fixed-income securities. Under normal circumstances, the fund invests between 25% and 75% of its total assets in equity securities and at least 25% in fixed-income investments. It may also invest up to 30% in non-U.S. securities. The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.
(2)The commingled trust equity funds include common collective trusts that invest in a diversified portfolio of securities regularly traded on securities exchanges. These funds are shown in the above table at NAV, which is the value of securities in the fund less the amount of any liabilities outstanding. Strategies employed by the funds include investment in:
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
(4)Government fixed income consists of government-related securities including cash and cash equivalent securities including assets invested in the Treasury futures overlay and associated cash collateral.
(5)With the exception of items (2), (3), and (4), which are discussed above, the Level 2 assets consist mainly of pooled funds and mutual funds. These funds are collective short-term funds that invest in Treasury bills and money market funds and are used as a temporary cash repository.
(6)The insurance company general account contracts are annuity insurance contracts used to pay the pensions of employees who retired prior to 1989. The balance of the account disclosed in the above table is the contract value, which is the result of deposits, withdrawals, and interest credits.
Centuri
Defined Contribution Plans
Centuri offers defined contribution plans under Section 401(k) of the Internal Revenue Code to its eligible employees, regardless of whether they are covered under collective-bargaining agreements. Eligibility requirements vary, as does timing of participation, matching, vesting, and profit-sharing features of the plans. Contributions by Centuri to these plans for the years ended December 31, 2024, 2023, and 2022 were $16 million, $15 million, and $13 million, respectively.
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
Multiemployer Pension Plans
Centuri makes defined contributions to several multiemployer defined benefit pension plans under the terms of CBAs with various unions representing certain employees. Contribution rates are generally specified in the CBAs and are made to the plans on a “pay-as-you-go” basis. Such contributions correspond to the number of union employees and the particular plans in which they participate, and vary depending upon the location, number of ongoing projects, and the need for union resources in connection with those projects.
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
Centuri contributed $68.2 million, $75.7 million, and $71 million collectively to the plans for the years ended December 31, 2024, 2023, and 2022, respectively. Substantially all of the contributions made by Centuri during these years were to U.S. plans that were not classified as critical, and for which no special surcharges were assessed. As of December 31, 2024 (based on the latest data available as of the issuance of this report), 11 plans were classified as critical. The aggregate contributions to these 11 plans were $5.6 million, $7.8 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12 - Income Taxes
Southwest Gas Holdings, Inc.:
The following is a summary of income (loss) before taxes and noncontrolling interests for domestic and foreign operations:

	Year ended December 31,
(Thousands of dollars)	2024	2023	2022
U.S.	$224,173	$176,820	$(302,581)
Foreign	17,123	20,529	29,244
Total income (loss) before income taxes	$241,296	$197,349	$(273,337)
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Current:
Federal	$(1)	$392	$(949)
State	1,823	7,960	7,123
Foreign	8,141	6,566	9,089
	9,963	14,918	15,263
Deferred:
Federal	29,247	23,009	(76,984)
State	866	4,999	(12,828)
Foreign	(3,616)	(1,094)	(1,104)
	26,497	26,914	(90,916)
Total income tax expense (benefit)	$36,460	$41,832	$(75,653)
Deferred income tax expense (benefit) consists of the following significant components:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Deferred federal and state:
Property-related items	$237,630	$22,460	$41,191
Purchased gas cost adjustments	(104,770)	(45,366)	76,306
Employee benefits	6,742	10,091	12,223
Regulatory adjustments	(8,012)	(28,083)	(15,482)
Deferred payroll taxes	—	—	(6,344)
Deferred revenue	(4,738)	3,347	5,751
Debt-related costs	(330)	4,079	164
Net operating loss	(107,408)	(25,915)	(120,704)
MountainWest sale/goodwill impairment	—	93,086	(105,507)
All other deferred	7,383	(6,785)	21,505
Total deferred federal and state	26,497	26,914	(90,897)
Deferred ITC, net	—	—	(19)
Total deferred income tax expense (benefit)	$26,497	$26,914	$(90,916)
References above and below to Deferred payroll taxes relate to the employer portion of Social Security tax, for which deferment of remittance was permissible under the CARES Act.

A reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Net state taxes	1.3	5.9	3.2
Tax credits	(0.5)	(0.2)	0.2
Company-owned life insurance	(1.0)	(1.5)	(0.8)
Amortization of excess deferred taxes	(8.1)	(11.7)	5.2
MountainWest sale	—	5.1	—
Meals and entertainment expenses	1.3	1.7	(0.2)
All other differences	1.1	0.9	(0.9)
Consolidated effective income tax rate	15.1%	21.2%	27.7%
Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2024	2023
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$81,802	$87,566
Employee benefits	12,518	19,938
Net operating losses	356,880	249,472
Lease-related item	27,239	29,494
Other	9,806	7,059
Valuation allowance	(1,659)	(1,986)
	486,586	391,543
Deferred tax liabilities:
Property-related items, including accelerated depreciation	1,134,409	896,167
Regulatory balancing accounts	3,988	108,758
Debt-related costs	1,384	1,714
Intangibles	91,995	93,081
Lease-related item	25,453	27,746
Other	34,963	16,611
	1,292,192	1,144,077
Net noncurrent deferred tax liabilities	$805,606	$752,534
Net noncurrent deferred tax liabilities above at December 31, 2024 and 2023 are reflected net of $3.2 million and $0.5 million of noncurrent deferred tax assets associated with the Company’s Canadian operations, which are shown separately on the Company’s Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2024	2023
Unrecognized tax benefits at beginning of year	$3,095	$3,072
Gross increases – tax positions in prior period	120	45
Gross decreases – tax positions in prior period	—	(22)
Gross increases – current period tax positions	171	—
Lapse in statute of limitations	(2,103)	—
Unrecognized tax benefits at end of year	$1,283	$3,095
Southwest Gas Corporation:
The following is a summary of income before taxes:

	Year ended December 31,
(Thousands of dollars)	2024	2023	2022
Total income before income taxes	$304,350	$279,125	$184,921
 Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Current:
Federal	$(12)	$(21)	$(78)
State	105	97	7,805
	93	76	7,727
Deferred:
Federal	39,643	32,776	23,710
State	3,438	4,047	(896)
	43,081	36,823	22,814
Total income tax expense	$43,174	$36,899	$30,541
Deferred income tax expense (benefit) consists of the following significant components:

	Year Ended December 31,
(Thousands of dollars)	2024	2023	2022
Deferred federal and state:
Property-related items	$247,797	$38,862	$29,633
Purchased gas cost adjustments	(104,770)	(45,366)	76,306
Employee benefits	4,728	8,937	5,332
Regulatory adjustments	(8,012)	(24,548)	(15,482)
Deferred payroll taxes	—	—	(892)
Net operating loss	(100,848)	58,739	(76,080)
All other deferred	4,186	199	4,016
Total deferred federal and state	43,081	36,823	22,833
Deferred ITC, net	—	—	(19)
Total deferred income tax expense	$43,081	$36,823	$22,814

A reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Net state taxes	1.5	1.6	1.6
Tax credits	(0.4)	(0.2)	(0.3)
Company-owned life insurance	(0.6)	(0.8)	0.6
Amortization of excess deferred taxes	(6.5)	(8.2)	(6.9)
All other differences	(0.8)	(0.2)	0.5
Effective income tax rate	14.2%	13.2%	16.5%
Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2024	2023
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$81,802	$87,566
Net operating losses	177,309	76,461
Other	2,108	136
	261,219	164,163
Deferred tax liabilities:
Property-related items, including accelerated depreciation	1,020,885	772,124
Regulatory balancing accounts	3,988	108,758
Debt-related costs	1,384	1,714
Employee benefits	26,225	20,818
Other	28,710	10,585
	1,081,192	913,999
Net deferred tax liabilities	$819,973	$749,836
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2024	2023
Unrecognized tax benefits at beginning of year	$2,622	$2,644
Gross increases – tax positions in prior period	83	—
Gross decreases – tax positions in prior period	—	(22)
Gross increases – current period tax positions	171	—
Lapse in statute of limitations	(2,103)	—
Unrecognized tax benefits at end of year	$773	$2,622
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

At December 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.3 million for the Company and $0.8 million for Southwest Gas. No significant increases or decreases in unrecognized tax benefits are expected within the next 12 months.
The Company and Southwest Gas recognize interest expense and income and penalties related to income tax matters in income tax expense. The amount of tax-related interest income for 2022 through 2024 was not significant.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and in various states, as well as separate returns in Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for years before 2020.
The Company and each of its subsidiaries, including Southwest Gas, participate in a tax sharing agreement to establish the method for allocating tax benefits and losses among members of the consolidated group. The consolidated federal income tax is apportioned among the subsidiaries using a separate return method.
The sale of MountainWest by the Company, which occurred in February 2023, was a taxable transaction for U.S. federal and state income tax purposes. See also Note 15 - Dispositions.
In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. The Company intends to adopt this change in tax accounting method with its 2024 U.S. federal income tax return filing in 2025, and it expects the safe harbor method to increase tax repair deductions. The Company’s deferred taxes reflect the impacts of this pending adoption and are not material to the consolidated financial statements overall.
At December 31, 2024, the Company has a U.S. federal net operating loss carryforward of $1.5 billion. The Company also has general business credits of $6.5 million, which begin to expire in 2041. The Company has capital loss carryforwards of $5 million, which begin to expire in 2028. At December 31, 2024, the Company has an income tax net operating loss carryforward related to Canadian operations of $42.7 million, which begins to expire in 2040. As of the same date, the Company has $720.8 million of state net operating loss carryforwards. Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire in 2028.
Management intends to continue to permanently reinvest any future foreign earnings in Canada.
Note 13 - Segment Information
The Company has two reportable segments: the natural gas distribution segment (Southwest Gas) and the utility infrastructure services segment (Centuri). Our reportable segments are based on the nature of their activities.
Southwest Gas is engaged in the business of purchasing, distributing, and transporting natural gas. Centuri is primarily engaged in the business of providing gas and electric providers installation, replacement, repair, and maintenance of energy networks. Although the utility infrastructure services operations are geographically dispersed, they are aggregated and reported as a single segment as each reporting unit has similar economic characteristics and customers.
The pipeline and storage segment (MountainWest) was sold in 2023 and was primarily engaged in the business of providing interstate transportation and underground storage services.
In order to reconcile to net income as disclosed in the Consolidated Statements of Income, an Other column is included below associated with certain unallocated expenses, such as shareholder activism costs, costs related to the Centuri separation, goodwill impairment, and net interest deductions, for corporate and administrative activities related to Southwest Gas Holdings.
The accounting policies of the reported segments are the same as those described within Note 1 - Background, Organization, and Summary of Significant Accounting Policies. Centuri accounts for services provided to Southwest Gas at contractual prices at contract inception. Accounts receivable and intercompany profits are not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities.
Approximately 99% of the total Company’s long-lived assets are in the U.S. with the remainder in Canada.
Segment information is presented in a similar manner to how the CODM, the Company’s CEO and President, reviews operating results in assessing performance and allocating resources. The CODM evaluates the performance of the reportable segments based on each segment’s net income (loss). The CODM considers budget-to-actual variances when making decisions about allocating capital and personnel to the segments. The CODM also uses net income (loss) to assess the return on assets of each segment including margin earned and in the compensation of certain employees. The CODM reviews capital expenditures by reportable segment rather than by any individual or total asset amount.

Accounts receivable for services provided by Centuri to Southwest Gas are presented in the table below:

	December 31,
(Thousands of dollars)	2024	2023
Accounts receivable for Centuri services	$9,648	$13,017
The following table presents the amount of revenues by geographic area:

	December 31,
(Thousands of dollars)	2024	2023	2022
Revenues (a)
United States	$4,914,574	$5,199,178	$4,637,557
Canada	197,871	234,794	322,452
Total	$5,112,445	$5,433,972	$4,960,009
(a)Revenues are attributed to countries based on the location of customers.
The financial information pertaining to each segment as of and for the three years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Revenues from external customers	$2,475,216	$2,530,394	$—	$5,005,610
Intersegment sales	—	106,835	—	106,835
Total segment revenue	2,475,216	2,637,229	—	5,112,445
Less:
Net cost of gas sold	1,150,005	—	—	1,150,005
Operations and maintenance expense	520,820	—	15,343	536,163
Utility infrastructure services expense	—	2,415,101	—	2,415,101
Other segment items (1)	500,041	225,484	44,355	769,880
Income (loss) before income taxes	304,350	(3,356)	(59,698)	241,296
Income tax expense (benefit)	43,174	3,709	(10,423)	36,460
Net income (loss)	261,176	(7,065)	(49,275)	204,836
Net income attributable to noncontrolling interests	—	6,021	—	6,021
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$261,176	$(13,086)	$(49,275)	$198,815
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Year Ended December 31, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Interest income	$33,581	$—	$—	$33,581
Interest expense	$162,257	$90,515	$44,271	$297,043
Depreciation and amortization	$303,095	$135,345	$—	$438,440
Segment assets	$9,533,955	$2,476,134	$13,747	$12,023,836
Capital expenditures	$846,590	$99,333	$—	$945,923

	Year Ended December 31, 2023
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage (2)	Other	Total
Revenues from external customers	$2,499,564	$2,782,845	$35,132	$—	$5,317,541
Intersegment sales	—	116,431	—	—	116,431
Total segment revenue	2,499,564	2,899,276	35,132	—	5,433,972
Less:
Net cost of gas sold	1,246,901	—	6,368	—	1,253,269
Operations and maintenance expense	511,646	—	11,378	21,058	544,082
Utility infrastructure services expense	—	2,617,402	—	—	2,617,402
Other segment items (1)	461,892	242,858	24,419	92,701	821,870
Income (loss) before income taxes	279,125	39,016	(7,033)	(113,759)	197,349
Income tax expense (benefit)	36,899	14,736	9,255	(19,058)	41,832
Net income (loss)	242,226	24,280	(16,288)	(94,701)	155,517
Net income attributable to noncontrolling interests	—	4,628	—	—	4,628
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$242,226	$19,652	$(16,288)	$(94,701)	$150,889
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).
•Pipeline and Storage: Taxes other than income taxes, Goodwill impairment and loss on sale, Net interest deductions, and Other income (deductions).
(2) The information for the year ended December 31, 2023 presented for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).

Other segment disclosures	Year Ended December 31, 2023
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage (1)	Other	Total
Interest income	$50,757	$—	$—	$—	$50,757
Interest expense	$149,830	$97,476	$2,200	$42,780	$292,286
Depreciation and amortization	$295,462	$145,446	$—	$—	$440,908
Goodwill impairment and loss on sale	$—	$—	$21,215	$50,015	$71,230
Segment assets	$9,268,571	$2,592,590	$—	$8,735	$11,869,896
Capital expenditures	$762,081	$106,650	$3,790	$—	$872,521
(1) The information for the year ended December 31, 2023 presented for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).

	Year Ended December 31, 2022
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Revenues from external customers	$1,935,069	$2,625,669	$264,613	$—	$4,825,351
Intersegment sales	—	134,658	—	—	134,658
Total segment revenue	1,935,069	2,760,327	264,613	—	4,960,009
Less:
Net cost of gas sold	789,216	—	9,844	—	799,060
Operations and maintenance expense	491,928	—	100,263	44,575	636,766
Utility infrastructure services expense	—	2,529,318	—	—	2,529,318
Other segment items (1)	469,004	217,611	527,907	53,680	1,268,202
Income (loss) before income taxes	184,921	13,398	(373,401)	(98,255)	(273,337)
Income tax expense (benefit)	30,541	5,727	(89,668)	(22,253)	(75,653)
Net income (loss)	154,380	7,671	(283,733)	(76,002)	(197,684)
Net income attributable to noncontrolling interests	—	5,606	—	—	5,606
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$154,380	$2,065	$(283,733)	$(76,002)	$(203,290)
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).
•Pipeline and Storage: Depreciation and amortization, Taxes other than income taxes, Goodwill impairment and loss on sale, Net interest deductions, and Other income (deductions).

Other segment disclosures	Year Ended December 31, 2022
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Pipeline and Storage	Other	Total
Interest income	$16,183	$—	$—	$—	$16,183
Interest expense	$115,880	$61,371	$18,185	$47,314	$242,750
Depreciation and amortization	$263,043	$155,353	$52,059	$—	$470,455
Goodwill impairment and loss on sale	$—	$—	$449,606	$5,819	$455,425
Segment assets	$8,803,681	$2,642,272	$1,743,349	$7,312	$13,196,614
Capital expenditures	$683,131	$130,166	$46,124	$—	$859,421
Note 14 - Redeemable Noncontrolling Interests
Separate from the noncontrolling ownership interests in Centuri following the Centuri IPO (see Note 15 - Dispositions below), redeemable noncontrolling interests have been established in association with certain business acquisitions by Centuri. These interests (redeemable at fair value) reflect interests retained by noncontrolling parties in Centuri subsidiaries.
In connection with Centuri’s earlier acquisition of Linetec in November 2018, the previous Linetec owner initially retained a 20% equity interest in Linetec, with redemption of that interest being subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective in 2022, the Company, by means of Centuri, had the right, but not the obligation, to purchase at fair value (subject to a floor) a portion of the interest held by the noncontrolling party, and in incremental amounts each year thereafter. In March 2022, the parties agreed to a partial redemption, reducing the noncontrolling interest to 15%, and in March 2023, agreed to a partial 5% redemption (of the 15% then remaining). Then, in April 2023, Centuri paid $39.9 million to the previous Linetec owner, thereby reducing the balance continuing to be redeemable at that time to 10% under the terms of the original agreement. In March 2024, the parties entered into an agreement to redeem the remaining 10% equity interest for $92 million, which resulted in Centuri owning all of the equity interest in Linetec as of March 31, 2024. Centuri paid (in April 2024) the total amount payable under the terms of the redemption agreement.
Separately, in November 2021, certain members of Riggs Distler management acquired a noncontrolling interest in Drum, which is subject to certain rights based on the passage of time or upon the occurrence of certain triggering events. Effective

January 2027 and each calendar year thereafter or upon the occurrence of certain triggering events, Centuri has the right, but not the obligation, to purchase all of the interest held by the noncontrolling party at fair value. If the rights are not exercised in accordance with the timeline noted, or upon the occurrence of certain other triggering events, the noncontrolling party has the ability, but not the obligation, to exit their investment retained by requiring Centuri to purchase all of their outstanding interest. The outstanding noncontrolling interest is not subject to minimum purchase provisions and, following the eligibility dates for the election, they do not expire. The redemption price represents the fair value of the ownership interest to be redeemed on the redemption date under the terms of the agreement. A portion of the redeemable noncontrolling interest acquired was funded through promissory notes made to noncontrolling interest holders bearing interest at the prime rate plus 2%.
During the first quarter of 2024, Centuri forgave all outstanding promissory notes and unpaid interest owed from the Riggs Distler noncontrolling interest holders and in exchange obtained a 0.47% portion of the equity interest in Drum that had been funded through these notes. This comprises most of the change noted below as redemption of Drum interests during the year. Additionally, in 2024, Centuri reached an agreement to purchase 0.14% of the noncontrolling interest in Drum for $0.9 million. The remaining noncontrolling interest in Drum outstanding as of December 31, 2024 was 0.80%, with Centuri owning over 99% of Drum following these events.
Significant changes in the value of the redeemable noncontrolling interests, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Adjustment to the redemption value also impact retained earnings, as reflected in the Company’s Consolidated Statement of Equity, but do not impact net income.
The following depicts changes to the balances of the redeemable noncontrolling interests:

(Thousands of dollars)	Linetec	Drum	Total
Balance, December 31, 2022	$146,765	$12,584	$159,349
Net income attributable to redeemable noncontrolling interests	4,473	155	4,628
Redemption value adjustments	(19,366)	—	(19,366)
Redemption of redeemable noncontrolling interest	(39,894)	(50)	(39,944)
Balance, December 31, 2023	91,978	12,689	104,667
Net income attributable to redeemable noncontrolling interests	(193)	95	(98)
Redemption value adjustments	194	—	194
Redemption of redeemable noncontrolling interest	(91,979)	(5,124)	(97,103)
Balance, December 31, 2024	$—	$7,660	$7,660
Note 15 - Dispositions
In December 2022, the Company announced that the Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments, which closed in the first quarter of 2023. Additionally, the Company determined it would pursue a separation of Centuri, including forming a new independent publicly traded utility infrastructure services company.
Centuri
In April 2024, the Company and Centuri announced the completion of the Centuri IPO of 12,400,000 shares of Centuri’s common stock at a price of $21.00 per share. Centuri granted the underwriters a 30-day option to purchase up to an additional 1,860,000 shares of its common stock, which was exercised. In addition, Centuri announced a concurrent private placement of an additional 2,591,929 shares at a price equal to the Centuri IPO price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. Centuri’s common stock is listed on the NYSE under the symbol “CTRI” and began trading on April 18, 2024. The net proceeds to Centuri from the Centuri IPO and the concurrent private placement, after deducting underwriting discounts and commissions of $18 million and offering expenses, were approximately $328 million. Centuri used the proceeds to repay a portion (approximately $316 million) of outstanding indebtedness under its revolving credit and term loan facility, with the remainder for general corporate purposes. As part of the Centuri IPO and related undertakings, and to ultimately facilitate a full separation of Centuri over periods ahead, multiple agreements were executed between the Company and Centuri, including a Separation Agreement, a Tax Matters Agreement, and a Registration Rights Agreement. Centuri’s Board formed in association with these events includes certain overlapping members with the Company, including Andrew W. Evans, Anne L. Mariucci, and Karen S. Haller (the Company’s CEO).

After completion of the Centuri IPO, the Company owns approximately 81% of all ownership interests in Centuri, and continues to consolidate the financial results of Centuri. As of the IPO date, management determined the carrying value of the noncontrolling interest based on the relationship of the ownership interest of the new investors to the carrying value (net assets) of Centuri (as reflected in the Company’s consolidated financial information). The difference between the fair value of proceeds from the Centuri IPO and the carrying value of the noncontrolling interest was recorded as a reduction in Additional paid-in capital of the Company. As of December 31, 2024, $177 million is reflected as equity attributable to noncontrolling interest in the Company’s Consolidated Balance Sheet. Net income attributable to the noncontrolling interest for the year ended December 31, 2024 was $6.1 million, related to the approximately 19% noncontrolling interest in Centuri from the time of the closing of the Centuri IPO on April 22, 2024 through the end of the year. Refer to the Company’s Consolidated Statement of Income and the Consolidated Statement of Equity for impacts associated with the noncontrolling interest in Centuri.
The following reflects the effects of changes in the Company’s ownership interest in Centuri on the Company’s equity:

(Thousands of dollars)	2024
Net income attributable to Southwest Gas Holdings, Inc.	$198,815
Increase in additional paid-in capital as a result of Centuri IPO	154,006
Change from net income attributable to Southwest Gas Holdings, Inc. and transfers from noncontrolling interest	$352,821
The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of its shares of Centuri common stock, one or more exchange offers for Company shares, or distributions, or any combination thereof.
MountainWest
As noted above, the MountainWest sale was completed in 2023. The MountainWest sale did not meet the criteria for reporting discontinued operations as the sale did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. As a result of MountainWest being classified as held-for-sale as of December 31, 2022, the Company recorded an impairment loss of $449.6 million in 2022. The Company recognized an additional loss on sale of $21 million during the quarter ended March 31, 2023. This reflected an accrued post-closing payment of $7.4 million related to cash and net working capital balances above/below a contractual benchmark, with the remaining charge associated with other changes in the assets and liabilities that were not subject to post-closing payment true-up provisions. As disclosed in Note 1 - Background, Organization, and Summary of Significant Accounting Policies, the $21 million additional loss noted above was identified as a misstatement related to its initial estimation of the loss recorded upon reclassifying MountainWest as an asset held for sale during the year ended December 31, 2022. Consequently, the impairment loss for the year ended December 31, 2022 was understated by that amount and corrected in the first quarter of 2023.
Prior to the sale of MountainWest, in September 2022, the FERC issued an order initiating an investigation, pursuant to section 5 of the Natural Gas Act, to determine whether rates charged by MountainWest Overthrust Pipeline, LLC, a subsidiary of MountainWest, were just and reasonable and setting the matter for hearing. Pursuant with terms of the sale, in March 2023, the parties agreed to a settlement related to this matter, and as a result, the Company recorded an additional loss of $28.4 million from the disposal of MountainWest in the first quarter of 2023, which was included in Goodwill impairment and loss on sale in the Company’s Consolidated Statement of Income. The $28.4 million was paid in the third quarter of 2023 and the matter is now closed. The $28.4 million reduced Proceeds from the sale of businesses, net of cash sold in the Company’s Consolidated Statements of Cash Flows. Other contingent commitments were part of the agreement as well, expenses for which have been immaterial to date and are expected to continue to be immaterial overall.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Southwest Gas Holdings, Inc. and Southwest Gas has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including each respective Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Based on the most recent evaluation, as of December 31, 2024, management of Southwest Gas Holdings, Inc., including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Based on the most recent evaluation, as of December 31, 2024, management of Southwest Gas including the Chief Executive Officer and Chief Financial Officer, believes Southwest Gas’ disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
Management’s Reports on Internal Control Over Financial Reporting
Management of Southwest Gas Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas Holdings, Inc. management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded that internal control over financial reporting was effective as of December 31, 2024. The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Management of Southwest Gas is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded that Southwest Gas’ internal control over financial reporting was effective as of December 31, 2024. This annual report does not include a report of Southwest Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Southwest Gas to provide only this management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are likely to materially affect Southwest Gas’ internal control over financial reporting.

Item 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.
Tax Assets Agreement with Centuri
On February 24, 2025, we entered into a Tax Assets Agreement with Centuri and its wholly owned subsidiary, Centuri Group, Inc. (collectively, the “Centuri Parties”). The Tax Assets Agreement addresses our arrangements with the Centuri Parties with respect to certain unutilized tax assets (the “Tax Assets”) that the Centuri Parties will retain following any deconsolidation from us for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the balance of the Tax Assets at tax deconsolidation, subject to true-up and including the impact of any payments or deemed payments that we make in respect of the Tax Assets, will be treated as deemed capital contributions, which will result in an increase in the tax basis of our ownership of our Centuri common stock. Deconsolidation for federal income tax purposes occurs at the time when we no longer own at least 80% of the outstanding Centuri common stock, and the deconsolidation for state law purposes occurs at various points depending on the relevant tax law of each state.

The foregoing description of the Tax Assets Agreement is qualified in its entirety by the full text of the Tax Assets Agreement, which is filed as exhibit 10.56 to this Annual Report on Form 10-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings "Board of Directors," “Executive Officers,” “Delinquent Section 16(a) Reports,” “Audit Committee Report,” “Audit Committee,” “Insider Trading Policy,” and “Selection of Directors" in the Company's definitive proxy statement for the 2025 Annual Meeting, and such required information is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.
Southwest Gas Holdings, Inc. has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and other persons performing similar functions. That code is part of the Company’s Code of Business Conduct and Ethics which is available free of charge through the Company’s investor relations website (https://www.swgasholdings.com/corporate-governance/governance-documents). The Company intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11.	EXECUTIVE COMPENSATION
Information with respect to Item 11 will be included under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables (except for the Pay versus Performance section),” “Director Compensation,” and “Policies and Practices Regarding Equity Grants” set forth in the definitive 2025 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2024 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Named Executive Officers, and Certain Beneficial Owners” in the definitive 2025 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2024 and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Named Executive Officers, and Certain Beneficial Owners” in the definitive 2025 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2024 and by this reference is incorporated herein.
(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	558	—	2,278
Equity compensation plans not approved by security holders	—	—	—
Total	558	—	2,278
(1)The number of securities to be issued upon vesting of awards includes 326,000 performance stock units, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan. Actual securities issued will be net of tax.

(2)The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards, director deferred stock unit awards, and performance stock unit awards have no exercise price. There were no stock options outstanding as of December 31, 2024.
Additional information regarding the equity compensation plans is included in Note 9 - Share-Based Compensation of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Item 13 will be set forth in the definitive 2025 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2024 and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Item 14 will be set forth in the definitive 2025 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2024 and by this reference is incorporated herein.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this report
(1) The Consolidated Financial Statements of the Company and Southwest Gas required under this item are included in Item 8 of Part II in this Annual Report on Form 10-K.
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

105

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

4.13	Southwest Gas Holdings, Inc. Dividend Reinvestment and Direct Stock Purchase Plan. Incorporated by reference to prospectus 424(b)(5) dated November 28, 2023, File No. 333-275774.

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

106

4.22
First Supplemental Indenture, dated June 4, 2020, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.23	Form of 2.200% Senior Note due 2030. Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.24	Description of Securities of Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 4.24 to Form 10-K for the year ended December 31, 2023, File Nos. 001-07850 and 001-37976.

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

107

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

10.13*	Form of Performance Share Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.14*	Form of Restricted Stock Unit Award Agreement with Named Executive Officers. Incorporated herein by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2016, File No. 001-07850.

10.15	Southwest Gas Holdings, Inc. $100 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 10, 2020, File No. 001-37976.

10.16*	Centuri Employment Agreement with Paul Daily, Chief Executive Officer. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended June, 30 2017, File No. 001-07850.

10.17*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 001-37976.

10.18*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.19	Centuri $450 million Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.20*
Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective December 28, 2016. Incorporated herein by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.21*
Southwest Gas Corporation Directors Deferral Plan, amended and restated November 14, 2018. Incorporated herein by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.22*	Southwest Gas Corporation Employees’ Investment Plan. Incorporated herein by reference to Exhibit 4.1 to Form S-8 dated December 16, 2016, File No. 333-215145.

10.23
Second Amended and Restated Credit Agreement with Wells Fargo Securities, LLC and BofA Securities, Inc., as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the other lenders and agents party thereto. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 27, 2021, File No. 001-37976.

10.24	Amendment No. 1 to the Southwest Gas Corporation $400 million Credit Facility. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

108

10.25
Amendment No. 1 to the Southwest Gas Holdings, Inc. $200 million Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 28, 2021, File Nos. 001-37976 and 001-07850.

10.26
Letter Agreement by and among Southwest Gas Holdings, Inc. and the Icahn Group, dated August 3, 2022. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated August 2, 2022, File No. 001-37976.

10.27*
Executive Employment Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.28*
Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.29*
Amended Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Karen Haller. Incorporated herein by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2022, File Nos. 001-37976 and 001-07850.

10.30
First Amendment Second Amended and Restated Centuri Credit Facility Agreement. Incorporated herein by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2022, File Nos. 001-37976 and 001-07850.

10.31
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

10.32*
Grant Agreement for Time-Lapse Restricted Stock Units under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.33*
Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (UNI/ROE Shares). Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.34*
Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (EPS/ROE Shares). Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.35	Amendment No. 2 to the Southwest Gas Holdings, Inc. Credit Facility. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 25, 2023, File Nos. 001-37976 and 001-07850.

10.36
Second Amendment to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2023, File Nos. 001-37976 and 001-07850.

10.37
Form of Indemnification Agreement for Southwest Gas Holdings, Inc. Directors and Officers. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2023, File Nos. 001-37976 and 001-07850.

10.38
Form of Indemnification Agreement for Southwest Gas Corporation Directors and Officers. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2023. File Nos. 001-37976 and 001-07850.

10.39	Amendment No. 3 to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 13, 2023, File No. 001-37976.

10.40*
Transition and Separation Letter, dated as of December 13, 2023, by and between Southwest Gas Holdings, Inc. and Paul M. Daily. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated December 13, 2023, File No. 001-37976.

10.41	Amendment No.4 to Second Amended and Restated Centuri Credit Agreement. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 22, 2024. File No. 001-37976.

10.42**
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 13, 2024, among Centuri Group, Inc., Centuri Canada Division Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other parties named therein.

109

10.43
Separation Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated April 11, 2024. File No. 001-37976.

10.44
Tax Matters Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated April 11, 2024. File No. 001-37976.

10.45
Registration Rights Agreement, dated as of April 11, 2024, by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated April 11, 2024. File No. 001-37976.

10.46*
Form of Restricted Stock Unit Award Agreement under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.47*
Form of Performance Stock Unit Award Agreement (EPS and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.48*
Form of Performance Stock Unit Award Agreement (UNI and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.49*	Performance Stock Unit Award Agreement with Karen S. Haller. Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.50*	Performance Stock Unit Award Agreement with Robert J. Stefani. Incorporated herein by reference to Exhibit 10.5 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.51*	Performance Stock Unit Award Agreement with Justin L. Brown. Incorporated herein by reference to Exhibit 10.6 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.52*	Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 dated May 10, 2024. File No. 333-279320.

10.53
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

10.54
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

10.55
Amended and Restated Cooperation Agreement, dated as of October 15, 2024, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated October 15, 2024. File No. 001-37976.

10.56**	Tax Settlement Agreement dated February 24, 2025 by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc.

10.57**	Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (EPS/ROE Shares).

10.58**	Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (UNI and ROE).

10.59**	Award Agreement for Time-Lapse Restricted Stock Units under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan.

19.1**	Insider Trading Policy

21.01**	List of subsidiaries - Southwest Gas Holdings, Inc.

110

23.01**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01**	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02**	Section 302 Certifications–Southwest Gas Corporation.

32.01**	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02**	Section 906 Certifications–Southwest Gas Corporation.

97.1	Southwest Gas Holdings, Inc. Clawback Policy. Incorporated herein by reference to Exhibit 97.1 to Form 10-K dated March 28, 2024.

101**
The following materials from the Annual Report on Form 10-K of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the year ended December 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. Consolidated Statements of Equity, (vi) Southwest Gas Corporation Consolidated Balance Sheets, (vii) Southwest Gas Corporation Consolidated Statements of Income, (viii) Southwest Gas Corporation Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

** Filed herewith

Item 16.	FORM 10–K SUMMARY.
None.

111

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 26, 2025	By:	/s/ KAREN S. HALLER
Karen S. Haller
President and Chief Executive Officer

112

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW W. EVANS	Director	February 26, 2025
(Andrew W. Evans)

/s/ HENRY P. LINGINFELTER	Director	February 26, 2025
(Henry P. Linginfelter)

/s/ RUBY SHARMA	Director	February 26, 2025
(Ruby Sharma)

/s/ KAREN S. HALLER	Director, President and Chief Executive	February 26, 2025
(Karen S. Haller)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 26, 2025
(Jane Lewis-Raymond)

/s/ ANNE L. MARIUCCI	Director	February 26, 2025
(Anne L. Mariucci)

/s/ E. RENAE CONLEY	Chair of the Board	February 26, 2025
(E. Renae Conley)	of Directors

/s/ CARLOS A. RUISANCHEZ	Director	February 26, 2025
(Carlos A. Ruisanchez)

/s/ ROBERT J. STEFANI	Senior Vice President/	February 26, 2025
(Robert J. Stefani)	Chief Financial Officer

/s/ A. RANDALL THOMAN	Director	February 26, 2025
(A. Randall Thoman)

/s/ ANDREW J. TENO	Director	February 26, 2025
(Andrew J. Teno)

/s/ LESLIE T. THORNTON	Director	February 26, 2025
(Leslie T. Thornton)

/s/ LORI L. COLVIN	Vice President/Controller/	February 26, 2025
(Lori L. Colvin)	Chief Accounting Officer

113

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 26, 2025	By:	/s/ KAREN S. HALLER
Karen S. Haller
Chief Executive Officer

114

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN S. HALLER	Director and Chief Executive	February 26, 2025
(Karen S. Haller)	Officer

/s/ E. RENAE CONLEY	Director	February 26, 2025
(E. Renae Conley)

/s/ ROBERT J. STEFANI	Director, Senior Vice President/	February 26, 2025
(Robert J. Stefani)	Chief Financial Officer

/s/ LORI L. COLVIN	Vice President/Controller/	February 26, 2025
(Lori L. Colvin)	Chief Accounting Officer

115