Form 10-Q
period 2025-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2025-05-12
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,912,673 shares as of April 25, 2025.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of April 25, 2025.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	Linetec	Linetec Services, LLC
AFUDC	Allowance for Funds Used During Construction	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income (Loss)	MSA	Master services agreement
ARA	Annual Rate Adjustment	MountainWest, or Pipeline and Storage	MountainWest Pipelines Holding Company
ASU	Accounting Standards Update	National	National Powerline LLC
ATM Program	At-the-market equity offering program	Neuco	New England Utility Constructors, Inc.
Board	Board of Directors of Southwest Gas Holdings, Inc.	NPL	NPL Construction Co.
CEO	Chief Executive Officer	NPL Canada	NPL Canada Ltd.
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	NYSE	New York Stock Exchange
Centuri IPO	Centuri Initial Public Offering	PBOP	Postretirement benefits other than pensions
CFO	Chief Financial Officer	PGA	Purchased gas adjustment
CODM	Chief operating decision maker	PNC	PNC Bank, National Association
COLI	Company-owned life insurance	PTY	Post-Test Year
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	PUCN	Public Utilities Commission of Nevada
CORRA	Canadian Overnight Repo Rate Average	Reform Act	Private Securities Litigation Reform Act of 1995
COYL	Customer-Owned Yard Line	QRP	Qualified Retirement Plan
CPCN	Certificate of Public Convenience and Necessity	Riggs Distler	Riggs Distler & Company, Inc.
CPUC	California Public Utilities Commission	SEC	U.S. Securities and Exchange Commission
DCA	Delivery Charge Adjustment	Securitization Facility	Accounts Receivable Securitization Facility
Drum	Drum Parent, Inc.	SERP	Supplemental executive retirement plan
EADIT	Excess accumulated deferred income taxes	SIM	System Integrity Mechanism
EPS	Earnings per share	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
FASB	Financial Accounting Standards Board	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
FERC	Federal Energy Regulatory Commission	SOFR	Secured Overnight Financing Rate
GAAP	Accounting principles generally accepted in the United States	SPE	Special Purpose Entity
GCBA	Gas Cost Balancing Account	Tax Assets Agreement	Unutilized Tax Assets Settlement Agreement
GRA	General Revenues Adjustment	Tax Assets	Unutilized tax assets
Great Basin	Great Basin Gas Transmission Company	TEAM	Tax Expense Adjustor Mechanism
Icahn Group	Carl C. Icahn and the persons and entities listed in the cooperation agreement	U.S.	United States
IDRB	Industrial Development Revenue Bonds	UGCE	Unrecovered Gas Cost Expense
IPO	Initial public offering

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding plans to refinance near-term debt maturities, those regarding separating from Centuri following the completed IPO, by means of sales into the market, a distribution to Company stockholders, or through an exchange of Centuri shares for Company shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest Gas), the impacts of U.S. tax reform including disposition in any regulatory proceeding and bonus depreciation tax deductions, expectations of a tax-free nature of a separation of Centuri to the Company or its stockholders or impacts from a tax or other deconsolidation of Centuri, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future construction expenditures, plans to pursue infrastructure programs or programs under SB 151 legislation in Nevada, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM Program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, including the impact of tariffs, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the impacts of pandemics including that which may result from a restriction by government officials or otherwise, including impacts on employment in our territories, the health impacts to our customers and employees, the ability to collect on outstanding customer accounts receivable in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability of the infrastructure services business to conduct work and the impact of a delay or termination of work, and decisions of Centuri customers (including Southwest Gas) as to whether to pursue capital projects due to economic impacts resulting from a pandemic or otherwise, the ability to recover or requirement to return, as applicable, and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, impacts to rate base or otherwise from deferred tax balances, including from IRS gas industry guidelines

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

and the safe harbor method related to tax repairs or otherwise, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in federal policies that affect U.S. relations with other countries, including with respect to taxes, trade policies, and tariffs, changes in construction expenditures and financing, resources/efforts dedicated to construction activities and all other business activities, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation, including from tariffs or otherwise, benefit plan costs and actuarial estimates, other estimates, and changes thereto, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest Gas) or related to significant projects, the mix of work awarded, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation following the completed IPO, the impact on our results, financial position, or cash flows resulting from the market price of stock related to Centuri or the Company, in association with a Centuri separation transaction, including any income tax determinations related thereto, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2024.
All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company and Southwest Gas as of the date hereof, and the Company and Southwest Gas assume no obligation to update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$10,989,346	$10,844,895
Less: accumulated depreciation	(2,952,957)	(2,914,457)
Construction work in progress	176,485	178,647
Net regulated operations plant	8,212,874	8,109,085
Other property and investments, net	1,172,072	1,191,148
Current assets:
Cash and cash equivalents	406,295	363,789
Accounts receivable, net of allowances	693,834	722,622
Accrued utility revenue	61,900	96,600
Income taxes receivable, net	6,030	2,414
Deferred purchased gas costs	7,000	13,937
Prepaid and other current assets	256,822	265,113
Total current assets	1,431,881	1,464,475
Noncurrent assets:
Goodwill	781,287	781,201
Deferred income taxes	—	3,176
Deferred charges and other assets	477,690	474,751
Total noncurrent assets	1,258,977	1,259,128
Total assets	$12,075,804	$12,023,836

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,910,713 and 71,782,756 shares)	$73,541	$73,413
Additional paid-in capital	2,726,758	2,721,343
Accumulated other comprehensive loss, net	(48,866)	(49,218)
Retained earnings	827,453	758,649
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,578,886	3,504,187
Noncontrolling interest	172,559	177,235
Total equity	3,751,445	3,681,422
Redeemable noncontrolling interest	7,673	7,660
Long-term debt, less current maturities	4,327,895	4,348,340
Total capitalization	8,087,013	8,037,422
Current liabilities:
Current maturities of long-term debt	28,932	30,018
Short-term debt	690,000	680,000
Accounts payable	253,316	331,807
Customer deposits	66,334	63,876
Income taxes payable, net	5,492	1,482
Accrued general taxes	86,748	59,353
Accrued interest	39,427	40,405
Deferred purchased gas costs	289,187	242,259
Other current liabilities	347,069	382,897
Total current liabilities	1,806,505	1,832,097
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	837,584	808,782
Accumulated removal costs	479,000	472,000
Other deferred credits and other long-term liabilities	865,702	873,535
Total deferred income taxes and other credits	2,182,286	2,154,317
Total capitalization and liabilities	$12,075,804	$12,023,836
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenues:
Regulated operations revenues	$746,416	$1,052,933
Utility infrastructure services revenues	550,081	528,023
Total operating revenues	1,296,497	1,580,956
Operating expenses:
Net cost of gas sold	284,579	629,997
Operations and maintenance	131,251	135,146
Depreciation and amortization	127,913	119,142
Taxes other than income taxes	23,761	22,903
Utility infrastructure services expenses	528,571	515,643
Total operating expenses	1,096,075	1,422,831
Operating income	200,422	158,125
Other income and (expenses):
Net interest deductions	(72,281)	(71,605)
Other income	8,715	18,121
Total other income and (expenses)	(63,566)	(53,484)
Income before income taxes	136,856	104,641
Income tax expense	27,669	17,079
Net income	109,187	87,562
Net loss attributable to noncontrolling interests	(4,683)	(175)
Net income attributable to Southwest Gas Holdings, Inc.	$113,870	$87,737
Earnings per share attributable to Southwest Gas Holdings, Inc.:
Basic	$1.58	$1.22
Diluted	$1.58	$1.22
Weighted average shares:
Basic	72,012	71,728
Diluted	72,138	71,882
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$109,187	$87,562
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33
Amortization of net actuarial loss	718	1,451
Regulatory adjustment	(483)	(1,100)
Net defined benefit pension plans	268	384
Foreign currency translation adjustments	104	(2,819)
Total other comprehensive income (loss), net of tax	372	(2,435)
Comprehensive income	109,559	85,127
Comprehensive loss attributable to noncontrolling interests	(4,663)	(175)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$114,222	$85,302
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$109,187	$87,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,913	119,142
Deferred income taxes	31,891	30,707
Gains on sale of property and equipment	(377)	(944)
Changes in undistributed stock compensation	6,336	961
Equity AFUDC	(1,353)	(1,839)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	27,647	26,110
Accrued utility revenue	34,700	34,500
Deferred purchased gas costs	53,865	354,203
Accounts payable	(56,899)	(69,863)
Accrued taxes	27,786	33,311
Other current assets and liabilities	(30,730)	(28,763)
Changes in deferred charges and other assets	(18,192)	(15,982)
Changes in other liabilities and deferred credits	(20,506)	(25,396)
Net cash provided by operating activities	291,268	543,709
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(187,496)	(221,198)
Proceeds from the sale of property	—	21,377
Changes in customer advances	(199)	(1,658)
Other	1,050	1,689
Net cash used in investing activities	(186,645)	(199,790)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	2,295	2,372
Redemption of redeemable noncontrolling interest	—	(37)
Dividends paid	(44,530)	(44,389)
Issuance of long-term debt, net	39,756	55,897
Retirement of long-term debt	(63,420)	(16,488)
Change in short-term portion of credit facility	10,000	15,500
Withholding remittance - share-based compensation	(3,544)	(1,971)
Other, including principal payments on finance leases	(2,685)	(3,190)
Net cash provided by (used in) financing activities	(62,128)	7,694
Effects of currency translation on cash and cash equivalents	11	(197)
Change in cash and cash equivalents	42,506	351,416
Cash and cash equivalents at beginning of period	363,789	106,536
Cash and cash equivalents at end of period	$406,295	$457,952
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$69,975	$65,281
Income taxes paid, net	$2,418	$1,833
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	$73,541	$2,726,758	$(48,866)	$827,453	$3,578,886	$172,559	$3,751,445

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	71,564	$73,194	$2,541,790	$(43,787)	$738,839	$3,310,036	$—	$3,310,036
Net income	—	—	—	—	87,737	87,737	—	87,737
Common stock issuances	101	101	1,508	—	—	1,609	—	1,609
Dividends declared ($0.62 per share)	—	—	—	—	(44,699)	(44,699)	—	(44,699)
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—	—	4,187	—	4,187
Foreign currency exchange translation adjustment	—	—	—	(2,819)	—	(2,819)	—	(2,819)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384	—	384
Redemption value adjustments	—	—	—	—	(194)	(194)	—	(194)
Balance, March 31, 2024	71,665	$73,295	$2,547,485	$(46,222)	$781,683	$3,356,241	$—	$3,356,241
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$10,989,346	$10,844,895
Less: accumulated depreciation	(2,952,957)	(2,914,457)
Construction work in progress	176,485	178,647
Net regulated operations plant	8,212,874	8,109,085
Other property and investments, net	157,994	159,678
Current assets:
Cash and cash equivalents	386,409	311,073
Accounts receivable, net of allowance	214,064	202,947
Accrued utility revenue	61,900	96,600
Deferred purchased gas costs	7,000	13,937
Prepaid and other current assets	231,015	234,628
Total current assets	900,388	859,185
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	397,056	394,852
Total noncurrent assets	408,211	406,007
Total assets	$9,679,467	$9,533,955

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,167,118	2,165,002
Accumulated other comprehensive loss, net	(38,133)	(38,401)
Retained earnings	1,238,775	1,096,149
Total equity	3,416,872	3,271,862
Long-term debt, less current maturities	3,505,352	3,504,477
Total capitalization	6,922,224	6,776,339
Current liabilities:
Accounts payable	129,896	190,612
Customer deposits	66,334	63,876
Income taxes payable	5,879	—
Accrued general taxes	86,748	59,353
Accrued interest	38,684	35,460
Deferred purchased gas costs	289,187	242,259
Payable to parent	344	370
Other current liabilities	114,936	177,226
Total current liabilities	732,008	769,156
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	857,986	819,973
Accumulated removal costs	479,000	472,000
Other deferred credits and other long-term liabilities	688,249	696,487
Total deferred income taxes and other credits	2,025,235	1,988,460
Total capitalization and liabilities	$9,679,467	$9,533,955
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Regulated operations revenues	$746,416	$1,052,933
Operating expenses:
Net cost of gas sold	284,579	629,997
Operations and maintenance	129,407	130,866
Depreciation and amortization	93,690	84,823
Taxes other than income taxes	23,761	22,903
Total operating expenses	531,437	868,589
Operating income	214,979	184,344
Other income and (expenses):
Net interest deductions	(44,631)	(36,444)
Other income	9,302	18,100
Total other (expenses)	(35,329)	(18,344)
Income before income taxes	179,650	166,000
Income tax expense	36,708	30,175
Net income	$142,942	$135,825
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$142,942	$135,825
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost	33	33
Amortization of net actuarial loss	718	1,451
Regulatory adjustment	(483)	(1,100)
Net defined benefit pension plans	268	384
Total other comprehensive income, net of tax	268	384
Comprehensive income	$143,210	$136,209
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$142,942	$135,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,690	84,823
Deferred income taxes	37,928	40,354
Changes in undistributed stock compensation	4,412	1,211
Equity AFUDC	(1,353)	(1,839)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(11,117)	(28,293)
Accrued utility revenue	34,700	34,500
Deferred purchased gas costs	53,865	354,203
Accounts payable	(44,691)	(67,206)
Accrued taxes	33,207	38,621
Other current assets and liabilities	(12,181)	33,760
Changes in deferred charges and other assets	(24,642)	(22,990)
Changes in other liabilities and deferred credits	(20,928)	(25,407)
Net cash provided by operating activities	285,832	577,562
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(163,134)	(190,699)
Proceeds from the sale of property	—	21,376
Changes in customer advances	(199)	(1,658)
Other	61	200
Net cash used in investing activities	(163,272)	(170,781)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(44,600)	(39,700)
Withholding remittance - share-based compensation	(2,613)	(1,797)
Other	(11)	(35)
Net cash used in financing activities	(47,224)	(41,532)
Change in cash and cash equivalents	75,336	365,249
Cash and cash equivalents at beginning of period	311,073	71,154
Cash and cash equivalents at end of period	$386,409	$436,403
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$40,216	$31,880
Income taxes paid, net	$—	$—
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Thousands of dollars)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	$(38,401)	$1,096,149	$3,271,862
Net income	—	—	—	—	142,942	142,942
Share-based compensation	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	$49,112	$2,167,118	$(38,133)	$1,238,775	$3,416,872

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2023	47,482	49,112	2,156,577	(40,548)	$1,018,474	$3,183,615
Net income	—	—		—	135,825	135,825
Dividends declared to Southwest Gas Holdings, Inc.	—	—		—	(41,699)	(41,699)
Share-based compensation	—	—	(259)	—	(327)	(586)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384
Balance, March 31, 2024	47,482	$49,112	$2,156,318	$(40,164)	$1,112,273	$3,277,539
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Note 1 – Background, Organization, and Summary of Significant Accounting Policies
Nature of Operations. The Company, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas; and until April 22, 2024, all of the shares of common stock of Centuri. The Company’s common stock trades under the ticker symbol “SWX.” References throughout this document to Centuri relate to Centuri Group, Inc., for periods prior to April 22, 2024, or subsequently, to Centuri Holdings, Inc.
As part of a simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of an IPO of Centuri Holdings, Inc. common stock. Following the Centuri IPO, the Company owns approximately 81% of Centuri. Through the first quarter of 2024 and leading up to the Centuri IPO, Centuri continued to be wholly owned by the Company. Centuri continues to be consolidated as part of these financial statements, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. Centuri makes separate filings with the SEC as a public company. Centuri’s common stock trades under the ticker symbol “CTRI.”
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
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the U.S. and Canada. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, Riggs Distler, and National, and in Canada, primarily as NPL Canada. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
Basis of Presentation. The condensed consolidated financial statements of the Company and Southwest Gas included herein have been prepared pursuant to the rules and regulations of the SEC. The year-end 2024 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2025	December 31, 2024
Net cash surrender value of COLI policies	$153,535	$155,199
Other property	4,459	4,479
Total Southwest Gas Corporation	157,994	159,678
Non-regulated property, equipment, and intangibles	1,740,381	1,730,712
Non-regulated accumulated provision for depreciation and amortization	(765,483)	(740,569)
Other property and investments	39,180	41,327
Total Southwest Gas Holdings, Inc.	$1,172,072	$1,191,148
Cash and Cash Equivalents.  Cash and cash equivalents of the Company include $57.5 million and $60.7 million of money market fund investments at March 31, 2025 and December 31, 2024, respectively. Of these amounts, $43.9 million and $45.2 million at March 31, 2025 and December 31, 2024, respectively, were held by Southwest Gas.
Cash flows from investing and financing activities exclude the impacts of certain items that while reflected on the balance sheets had no impact on cash flows. For instance, capital expenditures that were not yet paid, thereby remaining in Accounts payable or Other current liabilities have been excluded from cash flows, amounts related to which declined by approximately $19.1 million and $10.6 million for the Company and Southwest Gas, respectively, during the three months ended March 31, 2025; and declined approximately $20.8 million and $9.6 million during the three months ended March 31, 2024, for the Company and Southwest Gas, respectively. Right-of-use assets obtained in exchange for lease liabilities have also been excluded from cash flows.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, materials and operating supplies of $72.8 million at March 31, 2025 and $77.8 million at December 31, 2024 (carried at weighted average cost).
Goodwill. Goodwill is assessed as of October 1 each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2024, management qualitatively assessed whether events during the first three months of 2025 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2024	$11,155	$770,046	$781,201
Foreign currency translation adjustment	—	86	86
March 31, 2025	$11,155	$770,132	$781,287
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.6 million and $44.5 million of dividends declared as of March 31, 2025 and December 31, 2024, respectively. Southwest Gas did not declare a dividend in the first quarter of 2025; however, it expects to declare and pay a dividend to Southwest Gas Holdings in the second quarter of 2025, prior to Southwest Gas Holdings’ scheduled dividend payment to stockholders. Also included in the balance for the Company and Southwest Gas was $18.6 million and $13.3 million in accrued purchased gas costs as of March 31, 2025 and December 31, 2024, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Southwest Gas Corporation:
Change in COLI policies	$(1,700)	$3,600
Interest income	5,810	9,776
Equity AFUDC	1,353	1,839
Other components of net periodic benefit cost	4,369	4,131
Miscellaneous expense	(530)	(1,246)
Southwest Gas Corporation - total other income (deductions)	9,302	18,100
Centuri and Southwest Gas Holdings, Inc.:
Foreign transaction gain (loss)	(5)	102
Equity in earnings (loss) of unconsolidated investments	72	(113)
Miscellaneous income and (expense)	(547)	43
Corporate and administrative	(107)	(11)
Southwest Gas Holdings, Inc. - total other income (deductions)	$8,715	$18,121
Interest income primarily relates to Southwest Gas’ regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which ranged from an asset balance of $199 million as of March 31, 2024 to a net liability balance of $282 million as of March 31, 2025. Interest income is earned on asset balances and interest expense is incurred on liability balances. Corporate and administrative costs are those incurred directly by the parent entity, Southwest Gas Holdings. Refer also to Note 2 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
AOCI. The Company and Southwest Gas recorded $85,000 and $122,000 of taxes in other comprehensive income during the three-month periods ended March 31, 2025 and 2024, respectively. The Company has elected to indefinitely reinvest, in Canada, the earnings of Centuri’s Canadian subsidiaries, thus precluding deferred taxes on such earnings. As a result of this election, and no repatriation of earnings anticipated, the Company is not recognizing a tax effect or presenting a tax expense or benefit for currency translation adjustments reported in Other comprehensive income (loss).
Redeemable Noncontrolling Interest. Certain members of Riggs Distler management continue to hold a 0.80% interest in Drum, the parent of Riggs Distler, as of March 31, 2025, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
Significant changes in the value of the redeemable noncontrolling interest, above a floor determined at the establishment date, are recognized as they occur, and the carrying value is adjusted as necessary at each reporting date. The fair value is estimated using a market approach that utilizes certain financial metrics from guideline public companies of similar industry and operating characteristics. Valuation adjustments also impact retained earnings, as reflected in the Company’s Condensed Consolidated Statement of Equity, but do not impact net income. The following depicts changes to the balance of the redeemable noncontrolling interest in Drum:

(Thousands of dollars)	Drum
Balance, December 31, 2024	$7,660
Net income attributable to redeemable noncontrolling interest	13
Balance, March 31, 2025	$7,673
EPS. Basic EPS in each period of this report were calculated by dividing net income attributable to the Company by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

equivalents (performance stock units and restricted stock units). Unless otherwise noted, the term EPS refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended March 31,
(In thousands)	2025	2024
Weighted average basic shares	72,012	71,728
Effect of dilutive securities:
Restricted stock units (1)	126	154
Weighted average diluted shares	72,138	71,882
(1) The number of securities included 110,000 and 136,000 performance stock units during the three months ended March 31, 2025 and March 31, 2024, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
Income Taxes. The Company’s effective tax rate was 20.2% for the three months ended March 31, 2025, compared to 16.3% for the corresponding period in 2024, primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and changes in COLI policy values.
Southwest Gas’ effective tax rate was 20.4% for the three months ended March 31, 2025, compared to 18.2% for the corresponding period in 2024, primarily for the same reasons as noted above for the Company.
As previously disclosed, the Company intends to fully separate from Centuri in the periods ahead. Depending on the form of the Centuri separation, the Company may be required to record a deferred tax liability for the difference of the outside basis in the investment in Centuri as determined under GAAP compared to tax law. It is anticipated that the creation of this liability would impact income tax expense in the period recorded.
On February 24, 2025, the Company entered into a Tax Assets Agreement with Centuri. The Tax Assets Agreement addresses the Company’s arrangements with Centuri with respect to certain Tax Assets that each company will retain following any deconsolidation for U.S. federal and relevant state income tax laws. Upon deconsolidation and under the terms of the Tax Assets Agreement, it is anticipated that the Company will contribute certain Tax Assets to Centuri, which will be treated as a deemed capital contribution.
Recent Accounting Standards Updates.
Recently issued accounting pronouncements that will be effective in 2025 and thereafter:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for enhanced disclosures primarily related to changes in the effective income tax rate reconciliation and information regarding income taxes paid. The update is effective for annual periods beginning after December 15, 2024. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ disclosures.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Note 2 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three months ended March 31, 2025 and 2024 are presented in the following tables.

	QRP
	March 31,
	Three Months
	2025	2024
(Thousands of dollars)
Service cost	$6,098	$7,063
Interest cost	16,397	15,097
Expected return on plan assets	(22,582)	(21,953)
Amortization of net actuarial loss	752	1,577
Net periodic benefit cost	$665	$1,784

	SERP
	March 31,
	Three Months
	2025	2024
(Thousands of dollars)
Service cost	$58	$61
Interest cost	596	542
Amortization of net actuarial loss	270	333
Net periodic benefit cost	$924	$936

	PBOP
	March 31,
	Three Months
	2025	2024
(Thousands of dollars)
Service cost	$292	$322
Interest cost	856	794
Expected return on plan assets	(624)	(565)
Amortization of prior service costs	44	44
Amortization of net actuarial gain	(78)	—
Net periodic benefit cost	$490	$595
Note 3 – Revenue
The following information about the Company’s revenues is presented by segment. Southwest Gas encompasses the natural gas distribution segment and Centuri encompasses the utility infrastructure services segment.
Natural Gas Distribution Segment:
Southwest Gas’ operating revenues, but not its profits, are directly impacted by variability between comparative periods in the cost of natural gas procured for customers as such costs are incorporated in customer rates. When incorporated (for customers other than those taking transportation-only service), such costs are passed along to customers, generally dollar-for-dollar without markup. Southwest Gas’ revenues overall, reflected on the Condensed Consolidated Statements of Income of both the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Company and Southwest Gas, include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Residential	$561,639	$784,237
Small commercial	130,365	206,445
Large commercial	21,715	38,016
Industrial/other	13,472	20,823
Transportation	29,566	28,687
Revenue from contracts with customers	756,757	1,078,208
Alternative revenue program revenues (deferrals)	(12,366)	(29,433)
Other revenues (1)	2,025	4,158
Total Regulated operations revenues	$746,416	$1,052,933
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Utility Infrastructure Services Segment:
During 2024, Utility infrastructure services segment management, in connection with Centuri’s planned separation, changed its service type revenue classification to align with changes in its organization structure, and as a result, prior year “other” revenue has been recast into gas infrastructure services to reflect these changes, with no impact to revenue overall. The following tables display Centuri’s revenue, reflected as Utility infrastructure services revenues on the Condensed Consolidated Statements of Income of the Company, representing revenue from contracts with customers, disaggregated by service and contract types:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024*
Service Types:
Gas infrastructure services	$237,478	$267,557
Electric power infrastructure services	312,603	260,466
Total Utility infrastructure services revenues	$550,081	$528,023
*The three months ended March 31, 2024 were previously presented as: Gas infrastructure services of $261,226, Electric power infrastructure services of $260,466, and Other of $6,331.

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Contract Types:
Master services agreement	$419,249	$443,242
Bid contract	130,832	84,781
Total Utility infrastructure services revenues	$550,081	$528,023

Unit price contracts	$285,228	$307,849
Fixed price contracts	129,813	110,282
Time and materials contracts	135,040	109,892
Total Utility infrastructure services revenues	$550,081	$528,023
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of March 31, 2025 and December 31, 2024 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	March 31, 2025	December 31, 2024
Contracts receivable, net	$207,115	$281,441
Revenue earned on contracts in progress in excess of billings	272,584	238,169
Amounts billed in excess of revenue earned on contracts	25,364	24,975
Revenue earned on contracts in progress in excess of billings that are not expected to be recognized within a year from the financial statement date are not included in the table above, and were $25 million as of March 31, 2025, and $23.9 million as of December 31, 2024. These non-current balances were included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets.
These contract assets primarily relate to Centuri’s rights to consideration for work completed, but not billed and/or approved for billing at the reporting date, and are transferred to contracts receivable when the rights become unconditional. Contract assets (current and non-current) increased $35.6 million as of March 31, 2025 compared to December 31, 2024 due to incremental work performed for which milestones had not yet been met to trigger billing.
As of March 31, 2025, Centuri had recorded $25.2 million in net recovery claims with customers. Net recovery claims occur when there is a dispute regarding a change in the scope of work and associated price for work already performed. Centuri records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance from December 31, 2024 to March 31, 2025 of $389,000 was due to amounts received for services not yet performed, net of $13.8 million in revenue recognized that was included in the balance as of December 31, 2024.
For contracts where payment is expected to be collected less than one year from when services are performed (as determined at contract inception), Centuri uses the practical expedient and does not consider/compute an interest component based on the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize the revenue.
As of March 31, 2025, Centuri had 43 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of March 31, 2025 was $133.4 million. Centuri expects to recognize the remaining performance obligations over approximately the next 1.5 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	March 31, 2025	December 31, 2024
Billed on completed contracts and contracts in progress	$205,599	$281,416
Other receivables	4,028	2,727
Contracts receivable, gross	209,627	284,143
Allowance for doubtful accounts	(2,512)	(2,702)
Contracts receivable, net	$207,115	$281,441
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
The total outstanding balance of accounts receivable that have been sold and derecognized was $111.5 million and $125 million as of March 31, 2025 and December 31, 2024, respectively. Additionally, the SPE owned unsold accounts receivable and contract assets of $5.2 million and $72.3 million, respectively, as of March 31, 2025, and $45.2 million and $78.3 million, respectively, as of December 31, 2024, which were not sold to PNC. These balances are primarily included in Accounts

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

receivable, net of allowances in the Company’s Condensed Consolidated Balance Sheet, with certain non-current balances included in Deferred charges and other assets. For the three months ended March 31, 2025, Centuri received no cash proceeds from the Securitization Facility and made $13.5 million in repayments to the Securitization Facility. As of March 31, 2025, Centuri had $13.5 million of unused capacity under the Securitization Facility.
Note 4 – Common Stock
Shares of the Company’s common stock are publicly traded on the NYSE, under the ticker symbol “SWX.” Share-based compensation related to Southwest Gas is based on stock awards to be issued in shares of the Company. Beginning in 2024, Centuri also maintains a separate plan for awards to be issued in shares of Centuri. During the three months ended March 31, 2025, the Company issued an insignificant amount of shares through the Omnibus Incentive and Dividend Reinvestment and Direct Stock Purchase Plans.
On August 6, 2024, the Company entered into an Equity Distribution Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for the offer and sale of up to $340,000,000 of common stock from time to time in an ATM Program. The shares are issuable pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-275774). No issuances have occurred under the ATM Program as of March 31, 2025.
Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$77,479	$75,000	$77,898
Medium-term notes, 7.92% series, due 2027	25,000	26,295	25,000	26,285
Medium-term notes, 6.76% series, due 2027	7,500	7,729	7,500	7,701
Notes, 5.8%, due 2027	300,000	308,160	300,000	306,450
Notes, 3.7%, due 2028	300,000	291,990	300,000	287,460
Notes, 5.45%, due 2028	300,000	305,790	300,000	302,970
Notes, 2.2%, due 2030	450,000	395,415	450,000	385,425
Notes, 4.05%, due 2032	600,000	559,980	600,000	558,120
Notes, 6.1%, due 2041	125,000	124,988	125,000	127,900
Notes, 4.875%, due 2043	250,000	215,900	250,000	210,700
Notes, 3.8%, due 2046	300,000	225,720	300,000	219,390
Notes, 4.15%, due 2049	300,000	230,070	300,000	223,470
Notes, 3.18%, due 2051	300,000	193,350	300,000	187,680
Unamortized discount and debt issuance costs	(25,675)		(26,477)
	3,306,825		3,306,023
Revolving credit facility and commercial paper	—	—	—	—

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,473)		(1,546)
	198,527		198,454
Less: current maturities	—		—
Southwest Gas Corporation total long-term debt, less current maturities	3,505,352		3,504,477
Southwest Gas Holdings, Inc.:
Centuri secured term loan facility	706,375	705,527	706,375	709,059
Centuri secured revolving credit facility	97,820	97,805	113,533	113,455
Other debt obligations	57,918	56,282	65,794	63,659
Unamortized discount and debt issuance costs	(10,638)		(11,821)
Less: current maturities	(28,932)		(30,018)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,327,895		$4,348,340
Southwest Gas has a $400 million credit facility that is scheduled to expire in August 2029. It has designated $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. At March 31, 2025, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At March 31, 2025, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. Amounts can be borrowed in either Canadian or U.S. dollars. The revolving credit facility matures on August 27, 2026 and the term loan facility matures on August 27, 2028. The applicable margin for the revolving credit facility ranges from 1.0% to 2.5% for SOFR and CORRA loans and from 0.0% to 1.5% for “base rate” loans, depending on Centuri’s total net leverage ratio. The applicable margin for the term loan facility is 1.50% for base rate loans and 2.50% for SOFR loans. The capacity of the line of credit portion of the facility is $400 million; related amounts borrowed and repaid are available to be re-borrowed. The term loan portion of the facility has a limit of $1.145 billion. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri’s assets securing the facility at March 31, 2025 totaled $2.3 billion. At March 31, 2025, $804.2 million in borrowings were outstanding under Centuri’s combined secured revolving credit and term loan facility.
Short-Term Debt
Southwest Gas Holdings has a $300 million credit facility that is scheduled to expire in December 2026 and is primarily used for short-term financing needs. There was $140 million outstanding under this credit facility as of March 31, 2025.
In August 2024, Southwest Gas Holdings entered into a $550 million term loan that is set to mature in July 2025.
As indicated above, under Southwest Gas’ $400 million credit facility, $250 million has been designated by management for working capital purposes; no short-term borrowings were outstanding as of March 31, 2025.
Note 6 – Segment Information
The Company has two reportable segments: the natural gas distribution segment (Southwest Gas) and the utility infrastructure services segment (Centuri). Our reportable segments are based on the nature of their activities.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included below associated with certain unallocated expenses that represent the corporate and administrative activities associated with Southwest Gas Holdings, such as costs related to the Centuri separation and net interest deductions.
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
Centuri accounts for services provided to Southwest Gas at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	March 31, 2025	December 31, 2024
Accounts receivable for Centuri services (1)	$441	$9,648
(1) The primary change in this balance relates to certain accounts receivable balances sold by Centuri as part of its Securitization Facility described in Note 3 – Revenue.
The following table presents the amount of revenues by geographic area:

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Revenues (1)
United States	$1,256,712	$1,539,976
Canada	39,785	40,980
Total	$1,296,497	$1,580,956
(1) Revenues are attributed to countries based on the location of customers.
The financial information pertaining to the natural gas distribution and utility infrastructure services segments are as follows:

	Three Months Ended March 31, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Revenues from external customers	$746,416	$528,972	$—	$1,275,388
Intersegment sales	—	21,109	—	21,109
Total segment revenue	$746,416	$550,081	$—	$1,296,497
Less:
Net cost of gas sold	284,579	—	—	284,579
Operations and maintenance	129,407	—	1,844	131,251
Utility infrastructure services expense	—	528,571	—	528,571
Other segment items (1)	152,780	52,566	9,894	215,240
Income (loss) before income taxes	179,650	(31,056)	(11,738)	136,856
Income tax expense (benefit)	36,708	(6,405)	(2,634)	27,669
Net income (loss)	142,942	(24,651)	(9,104)	109,187
Net loss attributable to noncontrolling interests	—	(4,683)	—	(4,683)
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$142,942	$(19,968)	$(9,104)	$113,870
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Other segment disclosures	Three Months Ended March 31, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Interest income	$5,810	$—	$—	$5,810
Interest expense	$44,631	$17,862	$9,788	$72,281
Depreciation and amortization	$93,690	$34,223	$—	$127,913
Segment assets	$9,679,467	$2,384,596	$11,741	$12,075,804
Capital expenditures	$163,134	$24,362	$—	$187,496

	Three Months Ended March 31, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Revenues from external customers	$1,052,933	$504,745	$—	$1,557,678
Intersegment sales	—	23,278	—	23,278
Total segment revenue	$1,052,933	$528,023	$—	$1,580,956
Less:
Net cost of gas sold	629,997	—	—	629,997
Operations and maintenance	130,866	—	4,280	135,146
Utility infrastructure services expense	—	515,643	—	515,643
Other segment items (1)	126,070	58,386	11,073	195,529
Income (loss) before income taxes	166,000	(46,006)	(15,353)	104,641
Income tax expense (benefit)	30,175	(9,601)	(3,495)	17,079
Net income (loss)	135,825	(36,405)	(11,858)	87,562
Net loss attributable to noncontrolling interests	—	(175)	—	(175)
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$135,825	$(36,230)	$(11,858)	$87,737
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Three Months Ended March 31, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Interest income	$9,776	$—	$—	$9,776
Interest expense	$36,444	$24,099	$11,062	$71,605
Depreciation and amortization	$84,823	$34,319	$—	$119,142
Segment assets	$9,370,465	$2,506,670	$10,859	$11,887,994
Capital expenditures	$190,699	$30,499	$—	$221,198
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas; and until April 22, 2024, all of the shares of common stock of Centuri. Consistent with the Company’s earlier determination to simplify the Company’s portfolio of businesses, the Company determined it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. Following the Centuri IPO, the Company owns approximately 81% of the outstanding Centuri common stock. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of its shares of Centuri common stock, one or more exchange offers for Company shares, or distributions to Company stockholders via spin-off, or any combination thereof.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

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
As of March 31, 2025, Southwest Gas had approximately 2,265,000 residential, commercial, industrial, and other natural gas customers, of which 1,215,000 customers were located in Arizona, 843,000 in Nevada, and 207,000 in California. Over the past twelve months, first-time meter sets were approximately 40,000, of which 23,000 were added in Arizona, 16,000 in Nevada, and 1,000 in California, which align with a similar number of new meter sets in these same territories during the twelve months ended March 31, 2024. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2025, 53% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest Gas earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
Southwest Gas recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in U.S. GAAP. Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under PGA mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest Gas’ financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are general rate relief (including impacts of infrastructure trackers) and customer growth. Public utility commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings, in this MD&A, for details of various rate proceedings.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that fuels millions of homes and businesses across the U.S. and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates in 89 primary locations across 46 states and four Canadian provinces. Centuri operates in the U.S., primarily as NPL, Neuco, Linetec, Riggs Distler, and National, and in Canada, primarily as NPL Canada.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

regard to contracted or professional services), and the availability of those resources. Certain of these impacts may be more predominant in certain of our operations, such as with regard to fuel costs for work equipment and skilled/trade labor costs at Centuri.
This MD&A of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in addition to the Risk Factors included in these documents as may be updated from time to time.
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s, Southwest Gas’, and Centuri’s operations and are covered in greater detail in later sections of this MD&A.
Summary Operating Results

	Period Ended March 31,
	Three Months
(In thousands, except per share amounts)	2025	2024
Contribution to net income
Natural gas distribution	$142,942	$135,825
Utility infrastructure services	(19,968)	(36,230)
Corporate and administrative	(9,104)	(11,858)
Net income	$113,870	$87,737

Weighted average common shares	72,012	71,728
Basic earnings per share
Consolidated	$1.58	$1.22

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$287,384	$256,808
Plus:
Operations and maintenance (excluding Admin. & General) expense	80,763	81,305
Depreciation and amortization expense	93,690	84,823
Operating margin	$461,837	$422,936
1st Quarter 2025 overview
Southwest Gas Holdings highlights include the following:
•Finished the first quarter of 2025 with more than $400 million of cash on a consolidated basis; the Company continues to expect limited capital market needs through the end of 2025 (depending on the post-Centuri IPO separation execution form)
•Corporate and administrative expenses include $9.8 million in interest expense related to borrowings and approximately $600,000 in Centuri separation costs
Natural gas distribution highlights include the following:
•Arizona rate approval in March 2025, reflecting an ~$80 million annualized revenue increase with a return on common equity of 9.84% relative to a 48.5% equity ratio
•Twelve-month operating margin of $1.4 billion
•Operations and maintenance expenses reflect cost discipline
•40,000 first-time meters sets occurred over the past 12 months
•Finished the quarter with over $380 million in cash (given collection of previously deferred purchased gas costs)
•$163 million capital investment year-to-date

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Utility infrastructure services highlights include the following:
•Revenues of $550.1 million in the first quarter of 2025 reflect an increase of $22.1 million, or 4%, compared to the first quarter of 2024
•Seasonal results improved $16.2 million in the first quarter of 2025, compared to the first quarter of 2024
Results of Natural Gas Distribution
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Regulated operations revenues	$746,416	$1,052,933
Net cost of gas sold	284,579	629,997
Operating margin	461,837	422,936
Operations and maintenance expense	129,407	130,866
Depreciation and amortization	93,690	84,823
Taxes other than income taxes	23,761	22,903
Operating income	214,979	184,344
Other income	9,302	18,100
Net interest deductions	44,631	36,444
Income before income taxes	179,650	166,000
Income tax expense	36,708	30,175
Contribution to consolidated results	$142,942	$135,825
Results from natural gas distribution operations improved $7.1 million between the first quarters of 2025 and 2024. The increase was primarily due to an increase in Operating margin offset by increases in Depreciation and amortization and Net interest deductions and a decrease in Other income.
Operating margin increased $38.9 million quarter over quarter. Combined rate relief across all our territories added approximately $27 million of incremental margin, and an additional $5 million was attributable to customer growth reflective of approximately 40,000 first-time meter sets added during the last twelve months. The combined impacts of increases in recovery/return associated with regulatory account balances ($4.8 million) and the variable interest expense adjustment mechanism in Nevada ($3.3 million) (for which amortization is recognized in interest expense), also resulted in incremental margin between comparable periods. Partially offsetting these impacts were changes in other miscellaneous revenue and revenue from customers outside of the decoupling mechanisms.
Operations and maintenance expense decreased $1.5 million or 1% between quarters. The decrease was attributable to, among other things, lower pension service cost and contractor and outside services expense. These decreases were mostly offset by higher insurance, compensation-related, and other employee benefit costs. Both periods exclude costs attributable to construction that are part of Net regulated operations plant, and costs that would otherwise be expensed but may instead be deferred as part of regulatory assets.
Depreciation and amortization expense increased $8.9 million, or 10%, between quarters, reflecting a $746 million, or 7% increase in average gas plant in service since the corresponding first quarter of 2024, in addition to the $4.8 million in higher amortization related to regulatory account balances noted above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) decreased $8.8 million between quarters. The decrease was primarily driven by a $5.3 million decrease in values associated with COLI policies and a $4 million decrease in interest income primarily reflecting a reduction in carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances, which, on a combined basis, decreased from an asset balance of $199 million as of March 31, 2024 to a net liability balance of $282 million as of March 31, 2025. Interest is earned when balances are assets and interest expense is incurred when balances are liabilities.
Net interest deductions increased approximately $8.2 million in the first quarter of 2025, as compared to the prior-year quarter, primarily due to the impacts of surcharges/surcredits and deferral activity related to a regulatory mechanism associated with

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Southwest Gas’ industrial development revenue bonds. Interest also increased due to amounts incurred on the over-collected PGA balance.
Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended March 31,
(Thousands of dollars)	2025	2024
Utility infrastructure services revenues	$550,081	$528,023
Operating expenses:
Utility infrastructure services expenses	528,571	515,643
Depreciation and amortization	34,223	34,319
Operating loss	(12,713)	(21,939)
Other income (deductions)	(481)	32
Net interest deductions	17,862	24,099
Loss before income taxes	(31,056)	(46,006)
Income tax benefit	(6,405)	(9,601)
Net loss	(24,651)	(36,405)
Net loss attributable to noncontrolling interests	(4,683)	(175)
Contribution to consolidated results	$(19,968)	$(36,230)
Utility infrastructure services revenues increased $22.1 million, or 4%, in the first quarter of 2025 when compared to the prior-year quarter, driven primarily by increased electric utility infrastructure services revenues of $52.1 million, net of a decrease in gas utility infrastructure services revenues of $30 million. The increase in electric utility infrastructure services revenues was primarily due to an increase in net volumes under existing customer MSAs and incremental bid work, as well as an increase in emergency restoration services revenue of approximately $8.9 million ($18.1 million in the first quarter of 2025 compared to $9.2 million in the first quarter of 2024). This increase was partially offset by a previously anticipated decrease in offshore wind revenue of $22.3 million. The decrease in gas utility infrastructure services revenues was primarily due to a reduction in net volumes under existing customer MSAs, caused in large part to adverse winter weather conditions in several regions, leading to shutdown days and delays, in addition to impacts from lower MSA volumes with certain customers due to their budgetary constraints, including as some approached or met the end of their fiscal years for which their capital budgets had been established.
Utility infrastructure services expenses increased $12.9 million, or 3%, in the first quarter of 2025 when compared to the prior-year quarter due primarily to a higher volume of infrastructure services provided, which caused such expenses to increase at a rate generally commensurate with costs necessary to generate the revenue discussed above. Increased margin in the first quarter of 2025, however, was primarily due to the increased profitability of storm work and more efficient utilization of fixed costs in generating the higher level of revenue. Also included in total Utility infrastructure services expenses were general and administrative costs, which decreased approximately $1.4 million between quarters due to a decrease in strategic review costs, as well as a decrease in severance costs and corporate salaries related to restructuring efforts that occurred in the prior year. These decreases were partially offset by an increase in stock-based compensation (which was impacted by forfeitures in the first quarter of 2024) and other incentive compensation, which increased due to improved operating results. Gains on sale of equipment in the first quarter of 2025 and 2024 (reflected as an offset to Utility infrastructure services expenses) were approximately $0.4 million and $0.9 million, respectively.
The decrease in net interest deductions of $6.2 million between quarters was primarily due to a reduction in the average balance of debt outstanding during the comparative periods.
Income tax benefit decreased $3.2 million between quarters, primarily due to a decrease in pre-tax loss in the first quarter of 2025.
Rates and Regulatory Proceedings
Southwest Gas is subject to the regulation of the ACC, the PUCN, and the CPUC, and two of Southwest Gas’ subsidiaries are subject to regulation by the FERC.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Arizona Jurisdiction
Arizona General Rate Case. Southwest Gas filed its 2024 Arizona rate case application in February 2024, proposing an increase in revenue of approximately $126 million and a return on common equity of 10.15%, relative to a 50% target equity ratio, and a proposed twelve-month post-test year adjustment for non-revenue producing plant to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest Gas’ current level of operations and maintenance expense. The ACC’s final decision in March 2025 authorized an overall annual rate increase of approximately $80.2 million, and a return on common equity of 9.84% relative to a 48.5% equity ratio. Southwest Gas’ proposals for the continuation of full revenue decoupling under the DCA mechanism and a property tax tracking mechanism were approved, but the proposed UGCE mechanism to address timelier recovery of the purchased gas cost portion of uncollectible customer accounts following write-off was ultimately withdrawn in favor of the historical regulatory treatment for uncollectible accounts and related expense. The COYL program was terminated; however, an application will be filed to request recovery of the associated outstanding revenue requirement. Rates associated with the ACC’s decision became effective in March 2025, commensurate with the timing of the rate case order.
Initially included as part of the rate case application, Southwest Gas proposed the establishment of the SIM, a capital tracker designed to support required code and regulatory-related infrastructure replacements in Arizona, which was subsequently bifurcated from the rate case application. A settlement agreement supporting implementation of the SIM was reached with the majority of the parties, including a SIM surcharge effective April 1 each year subject to refund, to recover the revenue requirement associated with eligible plant placed in service by December 31 of the prior calendar year. The settlement will be considered by the ACC at a future open meeting with a final decision anticipated in the third quarter of 2025.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as noted above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The most recent filing was made in April 2025 to request a rate to address the under-collected balance of $40.7 million existing as of March 31, 2025. Consideration of the most recent request is anticipated in the third or fourth quarter of 2025. The existing rate, which became effective August 1, 2024, will remain in place until a decision is made regarding the most recent request.
Tax Reform. A TEAM was approved in Southwest Gas’ 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest Gas filed subsequent TEAM rate applications, including a recent filing, which proposes to update the TEAM surcharge to recover approximately $5.2 million resulting from changes related to the amortization of EADIT. The existing surcredit rate became effective June 1, 2024, and the proposed surcharge rate has been approved to become effective June 1, 2025.
PGA Modification. On January 27, 2025, Southwest Gas filed a request to increase the GCBA adjustment to allow for a greater credit rate to be implemented more quickly in order to facilitate the return of the existing over-collected balance. Typical adjustments authorized by previous decisions limit the increase in the GCBA rate to $0.01 per month. The ACC approved Southwest Gas’ recent request to implement a credit rate of $0.08138 per therm effective April 1, 2025, which is expected to be in place for approximately one year and will terminate when the GCBA balance is reduced to less than $10 million.
Nevada Jurisdiction
Nevada General Rate Case. Southwest Gas filed its most recent general rate case in September 2023, updated with a certification filing primarily for plant placed in service, and incremental annual leak survey costs, through November 2023. Those updates resulted in an updated overall request of approximately $74 million. The PUCN issued a decision approving an annual increase in revenues of $59 million, approving the earlier proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items were: a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset; and refreshed depreciation rates somewhat lower than those proposed. New rates became effective in April 2024.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

most recent ARA filing was made in November 2024, associated with balances as of September 30, 2024. Updated rates are anticipated July 1, 2025.
Line Locate Activity Expenses Application. Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses and to establish a damage prevention cost mechanism. This would allow Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recent general rate case. Approval to establish the damage prevention cost mechanism will provide the means to recover or return the accumulated balance of the line locate expenses tracked in the proposed regulatory account. This proposal is made without carrying charges on the regulatory mechanism balance proposed to be established, focusing solely on stemming the financial attrition suffered in between rate cases related to this work. Hearings are scheduled in June 2025 and resolution of this application is anticipated in the third quarter of 2025.
California Jurisdiction
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 related to a future test year (2026), originally proposing a statewide revenue increase of approximately $49 million. Southwest Gas later updated its request to $43.7 million through supplemental testimony, requesting a revised revenue increase of $36.6 million for the southern California rate jurisdiction, a decrease of $2.8 million for the northern California rate jurisdiction, and an increase of $9.8 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase compared to the 11.16% currently authorized. A continuation of Southwest Gas’ 2.75% PTY margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the automatic trigger mechanism in lieu of annual cost of capital filings. Southwest Gas’ filing also includes a risk-based decision-making framework, proposing the continuation of the targeted pipe replacement program, the meter protection program, and COYL Program, along with the addition of a new annual leak survey program, collectively, under the infrastructure reliability and replacement adjustment mechanism umbrella. Authority to establish a damage prevention cost balancing account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest Gas’ northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction was also proposed. Direct testimony from the Public Advocate’s Office was received and hearings are scheduled in the second quarter of 2025. The rate case will continue to be processed during 2025 with a final decision expected in the fourth quarter of 2025, and new rates expected to be effective in January 2026.
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
FERC Jurisdiction
General Rate Case. Great Basin, a wholly owned subsidiary of Southwest Gas, filed a notice of a change in rates (pursuant to applicable regulations) on March 6, 2024, requesting that rates for its natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which allowed rates to go into effect, subject to refund, on September 6, 2024. The filing included a request to continue a term-differentiated rate structure, which was adopted as part of Great Basin’s previous general rate case, to provide an overall annual revenue increase of approximately $13 million, and a return on equity of 11.95% and a capital structure of 50% long-term debt and 50% common equity. A primary driver of the increase was approximately $99 million of capital investments, much of which was placed in service by the end of the August 31, 2024 test year. An all-party settlement was reached recommending approval of a $9.6 million revenue increase based on a 9.76% pretax rate of return. Rate base increased to approximately $191 million, a 41% increase over the previously authorized $135.5 million. The settlement was filed with the FERC for final consideration in December 2024, and a Letter Order was issued in March 2025, approving the uncontested settlement. Since no party requested reconsideration, the Letter Order became effective April 2, 2025 and refund amounts in excess of the base tariff rates established in the settlement will be issued by June 2, 2025.
2028 Expansion Project. In response to inquiries related to available capacity and changing market needs, Great Basin posted notice of a Binding Open Season for a 2028 system expansion. The Binding Open Season, initially scheduled from January 28, 2025 through April 30, 2025 to determine the level of interest of existing and potential shippers for new or

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

additional firm transportation service, was extended through May 28, 2025 to allow for consideration of alternative in-service date requests as part of the bids.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of March 31, 2025, under-collections in California resulted in an asset of approximately $7 million and over-collections in the Arizona and Nevada territories resulted in a liability of approximately $289 million. The substantial reduction in balances between periods in the table below reflects a combination of specific recovery rates in place to collect the build-up of earlier balances as a result of the cost paid for gas in those earlier periods (rates for which are subject to certain limitations depending on the jurisdiction), and the impacts related to base rates under the mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.
Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. The operation of the mechanism in California is typically the most responsive to changes in gas supply costs, and maximum rate adjustments for the earlier build-up (positive or negative) apply to Nevada and Arizona; however, refer to the PGA Modification discussion above (in 2025) related to Arizona. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest Gas’ outstanding PGA balances receivable/(payable):

(Thousands of dollars)	March 31, 2025	December 31, 2024	March 31, 2024
Arizona	$(48,055)	$(46,980)	$135,899
Northern Nevada	(44,224)	(31,212)	3,103
Southern Nevada	(196,908)	(164,067)	38,873
California	7,000	13,937	20,807
	$(282,187)	$(228,322)	$198,682
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $252 million in the first three months of 2025 as compared to the same period of 2024. The decrease was primarily driven by the substantial reduction of collection of previously deferred purchased gas costs for Southwest Gas. Recovery rates were in place to collect the earlier build-up of PGA balances, which are collectively now in a net liability position. The remaining difference reflects the impacts of increased earnings and changes in other components of working capital overall.
Investing Cash Flows. Cash flows used in investing activities decreased $13 million in the first three months of 2025 as compared to the same period of 2024. The decrease was driven by reduced outflows for construction expenditures and property additions in the first three months of 2025 compared to the same period of 2024, partially offset by proceeds received from the sale of other property in 2024, with no similar inflow in 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

Financing Cash Flows. Cash flows from consolidated financing activities decreased $70 million in the first three months of 2025 as compared to the same period of 2024. The decrease was primarily due to lower borrowing activity in 2025 and increased repayments under Centuri’s revolving credit and term loan facility.
Corporate and administrative expenses/outflows for Southwest Gas Holdings in the first three months of 2025 overall primarily include interest paid on outstanding borrowings.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through stock issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $292 million in the first three months of 2025 as compared to the same period of 2024 primarily attributable to the substantial reduction in collection of deferred purchased gas costs (as discussed above), in addition to reflecting cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities decreased $8 million in the first three months of 2025 as compared to the same period of 2024. Outflows for capital expenditures decreased by $28 million between periods, partially offset by inflows from the sale of property in 2024. See also Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash used in financing activities increased $6 million in the first three months of 2025 as compared to the same period of 2024 primarily due to an increase in dividends paid between periods.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the three-month period ended March 31, 2025, construction expenditures for the natural gas distribution segment were $163 million. The majority of these expenditures were associated with new construction and other general plant additions, with the remainder attributable to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2027 will be approximately $2.6 billion. Of this amount, approximately $880 million is expected to be incurred during calendar year 2025. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same three-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 74% of the funding for gas operations of Southwest Gas and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. Southwest Gas has $75 million of long-term debt maturing in 2026, but no debt maturities in 2025.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, our payout ratio, and our ability to maintain investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. In February 2025, the Board determined to maintain the quarterly dividend at $0.62 per share, effective with the June 2025 payment. Although no assurances can be provided on our future dividend payments, the Board currently intends to reevaluate the dividend upon the completion of the Centuri separation, and it is anticipated that we will pay a dividend at a level consistent with industry peers.
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in the future include: activities from the planned separation of Centuri, variability of natural gas prices, changes in ratemaking policies of

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

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
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2025, the balance in the PGA accounts included an under-collection of approximately $7 million pertaining to the California jurisdiction and an over-collection of $289 million pertaining to Arizona and Nevada. The substantial reduction in the PGA balance as of this date compared to the same period in 2024 is also highlighted by Southwest Gas’ substantial cash balance of $386 million existing as of March 31, 2025. See PGA Filings for more information.
Southwest Gas Holdings has a credit facility with a borrowing capacity of $300 million that expires in December 2026. This facility is intended for short-term financing needs. At March 31, 2025, $140 million was outstanding under this facility.
In August 2024, Southwest Gas Holdings entered into a $550 million term loan that is set to mature in July 2025. The Company expects no difficulty in addressing the maturing obligation.
Southwest Gas has a credit facility with a borrowing capacity of $400 million, which is set to expire in August 2029. Southwest Gas designates $150 million of capacity under the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. There was no activity on either the long-term or short-term portions of the existing facility during the three-month period ending March 31, 2025. Additionally, at March 31, 2025, no borrowings were outstanding on either the long-term or short-term portions of the existing facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility in place has generally been adequate for Southwest Gas’ working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements could include utilization of the credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest Gas’ revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2025, there were no borrowings outstanding under this program.
Centuri has a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit is $400 million, with related amounts borrowed and repaid being generally available to be re-borrowed; the term loan facility has a limit of $1.145 billion. The term loan facility expires on August 27, 2028 and the revolving credit facility expires on August 27, 2026. This multi-currency facility allows the borrower to request loan advances in either Canadian or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at March 31, 2025 totaled $2.3 billion. The maximum amount outstanding on the combined facility during the first three months of 2025 was $804.2 million. As of March 31, 2025, $98 million was outstanding on the revolving credit facility, in addition to $706 million that was outstanding on the term loan portion of the facility. Also at March 31, 2025, there was approximately $242 million, net of letters of credit, available for borrowing under the line of credit.
In April 2024, Centuri successfully completed an IPO. As of March 31, 2025, the Company continues to own approximately 81% of the outstanding shares of Centuri common stock. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of the Company’s shares of Centuri common stock, one or more exchange offers for Company shares, or distributions to Company stockholders via spin-off, or a combination thereof.
Critical Accounting Policies and Estimates
As of March 31, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2024 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk since December 31, 2024.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

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
Based on the most recent evaluation, as of March 31, 2025, management of Southwest Gas Holdings, Inc. and Southwest Gas, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest Gas’ disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company and Southwest Gas are named as defendants in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of these legal proceedings individually or in the aggregate will have a material adverse impact on the Company’s or Southwest Gas’ financial position or results of operations.
ITEM 1A. As of March 31, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended March 31, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1*	Performance Stock Unit Award Agreement with Karen S. Haller. Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 25, 2025. File No. 001-37976.

Exhibit 10.2
Tax Settlement Agreement dated February 24, 2025 by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. Incorporated by reference to Exhibit 10.56 to Form 10-K for the year ended December 31, 2024, File No. 001-37976.

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended March 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.
* Management Contracts or Compensation Plans

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 12, 2025

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 12, 2025

/s/ LORI L. COLVIN
Lori L. Colvin
Vice President/Controller and Chief Accounting Officer

