Form 10-Q
period 2025-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2025-08-06
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Southwest Gas Holdings, Inc.:
Title of each class	Trading Symbol	Name of each exchange on which registered
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value	SWX	New York Stock Exchange
Southwest Gas Corporation:
None.
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 71,979,296 shares as of July 25, 2025.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 25, 2025.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	IPO	Initial public offering
AFUDC	Allowance for Funds Used During Construction	IRRAM	Infrastructure reliability and replacement adjustment mechanism
AOCI	Accumulated Other Comprehensive Income (Loss)	IRS	Internal Revenue Service
ARA	Annual Rate Adjustment	MD&A	Management’s Discussion and Analysis
ASU	Accounting Standards Update	MSA	Master services agreement
ATM Program	At-the-market equity offering program	OBBBA	One Big Beautiful Bill Act
Bcf	Billion cubic feet	PBOP	Postretirement benefits other than pensions
Board	Board of Directors of Southwest Gas Holdings, Inc.	PGA	Purchased gas adjustment
CEO	Chief Executive Officer	PNC	PNC Bank, National Association
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	PTY	Post-Test Year
Centuri IPO	Centuri Initial Public Offering	PUCN	Public Utilities Commission of Nevada
CODM	Chief operating decision maker	QRP	Qualified Retirement Plan
COLI	Company-owned life insurance	Reform Act	Private Securities Litigation Reform Act of 1995
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	Riggs Distler	Riggs Distler & Company, Inc.
COYL	Customer-Owned Yard Line	SEC	U.S. Securities and Exchange Commission
CPUC	California Public Utilities Commission	Securitization Facility	Accounts Receivable Securitization Facility
DCA	Delivery Charge Adjustment	SERP	Supplemental executive retirement plan
DEAA	Deferred Energy Accounting Adjustment	SIM	System Integrity Mechanism
Drum	Drum Parent, Inc.	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
EADIT	Excess accumulated deferred income taxes	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
EPS	Earnings per share	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	SPE	Special Purpose Entity
FERC	Federal Energy Regulatory Commission	Tax Assets Agreement	Unutilized Tax Assets Settlement Agreement
GAAP	Accounting principles generally accepted in the United States	Tax Assets	Unutilized tax assets
GCBA	Gas Cost Balancing Account	TEAM	Tax Expense Adjustor Mechanism
GRA	General Revenues Adjustment	U.S.	United States
Great Basin	Great Basin Gas Transmission Company	UGCE	Unrecovered Gas Cost Expense
IDRB	Industrial Development Revenue Bonds
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding separating from Centuri following the completed Centuri IPO, by means of sales into the market or through an exchange of Centuri shares for Company shares, or a combination thereof, and any references as to the timing of any separation of Centuri, those regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, replacement market and new construction market, impacts from pandemics, including on our employees, customers, business, financial position, earnings, bad debt expense, work deployment and related uncertainties, expected impacts of valuation adjustments associated with any redeemable noncontrolling interests, the profitability of storm work, mix of work, or absorption of fixed costs by larger infrastructure services customers (including Southwest Gas), the impacts of U.S. tax reform including the OBBBA and disposition in any regulatory proceeding and bonus depreciation tax deductions, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future construction expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM Program or otherwise, future dividends or increases and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, certain impacts of tax acts, the effect of any other rate changes or regulatory proceedings, contract or construction change order negotiations, impacts of ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, statements related to the Great Basin 2028 expansion project, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, results of Centuri bid work, the impact of weather, delays, or customer budgetary plans on Centuri’s operations, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, impacts of changes in the value of any redeemable noncontrolling interests if at other than fair value, Centuri utility infrastructure expenses, differences between actual and originally expected outcomes of Centuri bid or other fixed-price construction agreements, outcomes from contract and change order negotiations, ability to successfully procure new work and impacts from work awarded or failing to be awarded from significant customers (collectively, including from Southwest Gas) or related to significant projects, the mix of work awarded, the result of productivity inefficiencies from regulatory requirements or efficiencies in performing storm-related or other types of work, the frequency or amount of work associated with storms, customer supply chain challenges, or otherwise, delays or challenges in commissioning individual projects, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the timing and ability of management to successfully consummate the Centuri separation following the completed Centuri IPO, the impact on our results, financial position, or cash flows resulting from the market price of stock related to Centuri or the Company, in association with a Centuri separation transaction, including any income tax determinations related thereto, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, competition, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, regulatory approvals for the Great Basin 2028 expansion project along with negotiation and execution of binding transportation agreements and capital construction costs, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2024.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$11,132,152	$10,844,895
Less: accumulated depreciation	(2,984,121)	(2,914,457)
Construction work in progress	201,170	178,647
Net regulated operations plant	8,349,201	8,109,085
Other property and investments, net	1,169,351	1,191,148
Current assets:
Cash and cash equivalents	355,627	363,789
Accounts receivable, net of allowances	705,312	722,622
Accrued utility revenue	50,500	96,600
Income taxes receivable, net	6,215	2,414
Deferred purchased gas costs	—	13,937
Materials, supplies, and gas inventories	90,776	93,755
Prepaid and other current assets	216,651	171,358
Total current assets	1,425,081	1,464,475
Noncurrent assets:
Goodwill	786,504	781,201
Deferred income taxes	—	3,176
Deferred charges and other assets	483,808	474,751
Total noncurrent assets	1,270,312	1,259,128
Total assets	$12,213,945	$12,023,836
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 71,978,168 and 71,782,756 shares)	$73,608	$73,413
Additional paid-in capital	2,872,681	2,721,343
Accumulated other comprehensive loss, net	(41,355)	(49,218)
Retained earnings	769,723	758,649
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,674,657	3,504,187
Noncontrolling interest	441,148	177,235
Total equity	4,115,805	3,681,422
Redeemable noncontrolling interest	7,699	7,660
Long-term debt, less current maturities	4,396,867	4,348,340
Total capitalization	8,520,371	8,037,422
Current liabilities:
Current maturities of long-term debt	28,101	30,018
Short-term debt	260,000	680,000
Accounts payable	254,570	331,807
Customer deposits	67,117	63,876
Income taxes payable, net	3,895	1,482
Accrued general taxes	50,727	59,353
Accrued interest	40,156	40,405
Deferred purchased gas costs	349,031	242,259
Other current liabilities	360,908	382,897
Total current liabilities	1,414,505	1,832,097
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	927,486	808,782
Accumulated removal costs	486,000	472,000
Other deferred credits and other long-term liabilities	865,583	873,535
Total deferred income taxes and other credits	2,279,069	2,154,317
Total capitalization and liabilities	$12,213,945	$12,023,836
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Regulated operations revenues	$396,318	$510,093	$1,142,734	$1,563,026
Utility infrastructure services revenues	724,052	672,075	1,274,133	1,200,098
Total operating revenues	1,120,370	1,182,168	2,416,867	2,763,124
Operating expenses:
Net cost of gas sold	102,134	242,479	386,713	872,476
Operations and maintenance	138,696	134,623	269,947	269,769
Depreciation and amortization	103,163	96,072	231,076	215,214
Taxes other than income taxes	23,250	21,228	47,011	44,131
Utility infrastructure services expenses	657,671	604,545	1,186,242	1,120,188
Total operating expenses	1,024,914	1,098,947	2,120,989	2,521,778
Operating income	95,456	83,221	295,878	241,346
Other income and (expenses):
Net interest deductions	(71,612)	(73,769)	(143,893)	(145,374)
Other income	18,421	14,939	27,136	33,060
Total other income and (expenses)	(53,191)	(58,830)	(116,757)	(112,314)
Income before income taxes	42,265	24,391	179,121	129,032
Income tax expense	52,594	4,181	80,263	21,260
Net income (loss)	(10,329)	20,210	98,858	107,772
Net income (loss) attributable to noncontrolling interests	2,554	1,877	(2,129)	1,702
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(12,883)	$18,333	$100,987	$106,070
Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Basic	$(0.18)	$0.26	$1.40	$1.48
Diluted	$(0.18)	$0.25	$1.40	$1.47
Weighted average shares:
Basic	72,088	71,839	72,050	71,784
Diluted	72,088	72,015	72,195	71,949
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(10,329)	$20,210	$98,858	$107,772
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $22 and $22, respectively	33	33	66	66
Amortization of net actuarial loss, net of tax of $226, $458, $452 and $917, respectively	717	1,452	1,435	2,903
Regulatory adjustment, net of tax of ($152), ($348), ($304) and ($696), respectively	(483)	(1,099)	(966)	(2,199)
Net defined benefit pension plans, net of tax	267	386	535	770
Foreign currency translation adjustments, net of tax	6,711	(1,152)	6,815	(3,971)
Total other comprehensive income (loss), net of tax	6,978	(766)	7,350	(3,201)
Comprehensive income (loss)	(3,351)	19,444	106,208	104,571
Comprehensive income (loss) attributable to noncontrolling interests	3,619	1,708	(1,044)	1,533
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$(6,970)	$17,736	$107,252	$103,038
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$98,858	$107,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,076	215,214
Deferred income taxes	94,033	37,541
Gains on sale of property and equipment	(2,188)	(1,995)
Changes in undistributed stock compensation	11,003	6,794
Equity AFUDC	(2,911)	(3,674)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	17,082	61,648
Accrued utility revenue	46,100	46,600
Deferred purchased gas costs	120,709	634,430
Accounts payable	(67,223)	(82,012)
Accrued taxes	(25,778)	(585)
Other current assets and liabilities	(70,993)	(134,039)
Changes in deferred charges and other assets	(13,147)	(4,961)
Changes in other liabilities and deferred credits	(19,010)	(32,448)
Net cash provided by operating activities	417,611	850,285
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(407,619)	(444,502)
Proceeds from the sale of property	5,306	21,377
Changes in customer advances	3,953	(4,943)
Other	2,345	2,181
Net cash used in investing activities	(396,015)	(425,887)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,515	4,804
Redemption of redeemable noncontrolling interest	—	(92,839)
Dividends paid	(89,139)	(88,825)
Issuance of long-term debt, net	113,932	237,554
Retirement of long-term debt	(75,125)	(346,047)
Change in short-term portion of credit facility	(95,000)	32,500
Repayment of short-term debt	(325,000)	—
Withholding remittance - share-based compensation	(3,544)	(2,452)
Proceeds from the sale of Centuri stock, net	448,662	—
Proceeds from Centuri IPO, net	—	330,343
Other, including principal payments on finance leases	(9,309)	(6,094)
Net cash provided by (used in) financing activities	(30,008)	68,944
Effects of currency translation on cash and cash equivalents	250	(239)
Change in cash and cash equivalents	(8,162)	493,103
Cash and cash equivalents at beginning of period	363,789	106,536
Cash and cash equivalents at end of period	$355,627	$599,639
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$137,866	$139,373
Income taxes paid, net	$13,069	$5,769
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	73,541	2,726,758	(48,866)	827,453	3,578,886	172,559	3,751,445
Net loss	—	—	—	—	(12,883)	(12,883)	—	(12,883)
Common stock issuances	67	67	7,016	—	—	7,083	—	7,083
Dividends declared ($0.62 per share)	—	—	—	—	(44,847)	(44,847)	—	(44,847)
Centuri stock sales(1)	—	—	138,907	1,598	—	140,505	264,996	405,501
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	2,528	2,528
Foreign currency exchange translation adjustment	—	—	—	5,646	—	5,646	1,065	6,711
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267	—	267
Balance, June 30, 2025	71,978	$73,608	$2,872,681	$(41,355)	$769,723	$3,674,657	$441,148	$4,115,805

(1)Includes the impact of the contributed Tax Assets - see Note 7 - Centuri Separation.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	71,564	$73,194	$2,541,790	$(43,787)	$738,839	$3,310,036	$—	$3,310,036
Net income	—	—	—	—	87,737	87,737	—	87,737
Common stock issuances	101	101	1,508	—	—	1,609	—	1,609
Dividends declared ($0.62 per share)	—	—	—	—	(44,699)	(44,699)	—	(44,699)
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—	—	4,187	—	4,187
Foreign currency exchange translation adjustment	—	—	—	(2,819)	—	(2,819)	—	(2,819)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384	—	384
Redemption value adjustments	—	—	—	—	(194)	(194)	—	(194)
Balance, March 31, 2024	71,665	73,295	2,547,485	(46,222)	781,683	3,356,241	—	3,356,241
Net income	—	—	—	—	18,333	18,333	—	18,333
Common stock issuances	44	44	7,902	—	—	7,946	—	7,946
Dividends declared ($0.62 per share)	—	—	—	—	(44,649)	(44,649)	—	(44,649)
Centuri IPO	—	—	154,287	1,204	—	155,491	172,501	327,992
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	1,867	1,867
Foreign currency exchange translation adjustment	—	—	—	(983)	—	(983)	(169)	(1,152)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	386	—	386	—	386
Balance, June 30, 2024	71,709	$73,339	$2,709,674	$(45,615)	$755,367	$3,492,765	$174,199	$3,666,964
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$11,132,152	$10,844,895
Less: accumulated depreciation	(2,984,121)	(2,914,457)
Construction work in progress	201,170	178,647
Net regulated operations plant	8,349,201	8,109,085
Other property and investments, net	163,312	159,678
Current assets:
Cash and cash equivalents	323,037	311,073
Accounts receivable, net of allowance	134,636	202,947
Accrued utility revenue	50,500	96,600
Income taxes receivable, net	363	—
Deferred purchased gas costs	—	13,937
Materials, supplies, and gas inventories	90,776	93,755
Prepaid and other current assets	166,534	140,873
Total current assets	765,846	859,185
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	398,919	394,852
Total noncurrent assets	410,074	406,007
Total assets	$9,688,433	$9,533,955
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,169,367	2,165,002
Accumulated other comprehensive loss, net	(37,866)	(38,401)
Retained earnings	1,227,760	1,096,149
Total equity	3,408,373	3,271,862
Long-term debt, less current maturities	3,506,237	3,504,477
Total capitalization	6,914,610	6,776,339
Current liabilities:
Accounts payable	113,040	190,612
Customer deposits	67,116	63,876
Accrued general taxes	50,727	59,353
Accrued interest	35,184	35,460
Deferred purchased gas costs	349,031	242,259
Payable to parent	318	370
Other current liabilities	110,681	177,226
Total current liabilities	726,097	769,156
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	871,647	819,973
Accumulated removal costs	486,000	472,000
Other deferred credits and other long-term liabilities	690,079	696,487
Total deferred income taxes and other credits	2,047,726	1,988,460
Total capitalization and liabilities	$9,688,433	$9,533,955
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Regulated operations revenues	$396,318	$510,093	$1,142,734	$1,563,026
Operating expenses:
Net cost of gas sold	102,134	242,479	386,713	872,476
Operations and maintenance	136,652	129,627	266,059	260,493
Depreciation and amortization	68,940	61,687	162,630	146,510
Taxes other than income taxes	23,250	21,228	47,011	44,131
Total operating expenses	330,976	455,021	862,413	1,323,610
Operating income	65,342	55,072	280,321	239,416
Other income and (expenses):
Net interest deductions	(44,737)	(39,839)	(89,368)	(76,283)
Other income	17,806	14,211	27,108	32,311
Total other (expenses)	(26,931)	(25,628)	(62,260)	(43,972)
Income before income taxes	38,411	29,444	218,061	195,444
Income tax expense	4,734	1,850	41,442	32,025
Net income	$33,677	$27,594	$176,619	$163,419
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$33,677	$27,594	$176,619	$163,419
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $22 and $22, respectively	33	33	66	66
Amortization of net actuarial loss, net of tax of $226, $458, $452 and $917, respectively	717	1,452	1,435	2,903
Regulatory adjustment, net of tax of ($152), ($348), ($304) and ($696), respectively	(483)	(1,099)	(966)	(2,199)
Net defined benefit pension plans, net of tax	267	386	535	770
Total other comprehensive income, net of tax	267	386	535	770
Comprehensive income	$33,944	$27,980	$177,154	$164,189
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$176,619	$163,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,630	146,510
Deferred income taxes	51,504	47,770
Gain on sale of property	(1,604)	—
Changes in undistributed stock compensation	6,578	5,331
Equity AFUDC	(2,911)	(3,674)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	68,311	100,350
Accrued utility revenue	46,100	46,600
Deferred purchased gas costs	120,709	634,430
Accounts payable	(69,232)	(80,757)
Accrued taxes	(9,056)	5,711
Other current assets and liabilities	(44,524)	(62,943)
Changes in deferred charges and other assets	(26,378)	(18,578)
Changes in other liabilities and deferred credits	(19,459)	(32,475)
Net cash provided by operating activities	459,287	951,694
CASH FLOW FROM INVESTING ACTIVITIES:
Construction expenditures and property additions	(362,457)	(391,347)
Proceeds from the sale of property	5,306	21,377
Changes in customer advances	3,953	(4,943)
Other	290	206
Net cash used in investing activities	(352,908)	(374,707)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(89,209)	(81,400)
Withholding remittance - share-based compensation	(2,613)	(1,801)
Other, including principal payments on finance leases	(2,593)	(46)
Net cash used in financing activities	(94,415)	(83,247)
Change in cash and cash equivalents	11,964	493,740
Cash and cash equivalents at beginning of period	311,073	71,154
Cash and cash equivalents at end of period	$323,037	$564,894
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$87,245	$73,859
Income taxes paid, net	$53	$—
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Thousands of dollars)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	$(38,401)	$1,096,149	$3,271,862
Net income	—	—	—	—	142,942	142,942
Share-based compensation	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	49,112	2,167,118	(38,133)	1,238,775	3,416,872
Net income	—	—	—	—	33,677	33,677
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(44,609)	(44,609)
Share-based compensation	—	—	2,249	—	(83)	2,166
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267
Balance, June 30, 2025	47,482	$49,112	$2,169,367	$(37,866)	$1,227,760	$3,408,373

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2023	47,482	$49,112	$2,156,577	(40,548)	$1,018,474	$3,183,615
Net income	—	—	—	—	135,825	135,825
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(41,699)	(41,699)
Share-based compensation	—	—	(259)	—	(327)	(586)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384
Balance, March 31, 2024	47,482	49,112	2,156,318	(40,164)	1,112,273	3,277,539
Net income	—	—	—	—	27,594	27,594
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(52,101)	(52,101)
Share-based compensation	—	—	4,217	—	(100)	4,117
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	386	—	386
Balance, June 30, 2024	47,482	$49,112	$2,160,535	$(39,778)	$1,087,666	$3,257,535
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Note 1 – Background and Organization
Nature of Operations. The Company, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas; and until April 22, 2024, all of the shares of common stock of Centuri. The Company’s common stock trades under the ticker symbol “SWX.”
Southwest Gas is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest Gas are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. While mechanisms exist in all states in which Southwest Gas operates, which decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the natural gas distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
Centuri is a strategic utility infrastructure services company dedicated to partnering with North America’s gas and electric providers to build and maintain the energy network that powers millions of homes across the U.S. and Canada. Centuri derives revenue primarily from installation, replacement, repair, and maintenance of energy networks. Centuri operates through a family of complementary companies in the U.S. and Canada. Utility infrastructure services activity is seasonal in many of Centuri’s operating areas. Peak periods are the summer and fall months in colder climate areas, such as the northeastern and midwestern U.S. and in Canada. In warmer climate areas, such as the southwestern and southeastern U.S., utility infrastructure services activity continues year round.
As part of a simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of an IPO of Centuri Holdings, Inc. common stock. Following the Centuri IPO, the Company owned approximately 81% of Centuri. In May 2025, and again in June 2025, the Company and Centuri completed secondary public offerings of Centuri common stock owned by the Company. The Company also completed a private placement of Centuri stock as part of the May 2025 transaction. At June 30, 2025, the Company owned 53.3% of Centuri. In July 2025, the Company closed on an additional private placement offering. Following this additional private placement, the Company owns 52.1% of Centuri. Centuri continues to be consolidated as part of these financial statements, and will continue to be consolidated until such time as the conditions for consolidation are no longer met. See also Note 7 - Centuri Separation.

Note 2 – Summary of Significant Accounting Policies
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
Certain items in the prior period financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating income, net income, or cash flows.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2025	December 31, 2024
Net cash surrender value of COLI policies	$158,874	$155,199
Other property	4,438	4,479
Total Southwest Gas Corporation	163,312	159,678
Non-regulated property, equipment, and intangibles	1,764,398	1,730,712
Non-regulated accumulated provision for depreciation and amortization	(796,033)	(740,569)
Other property and investments	37,674	41,327
Total Southwest Gas Holdings, Inc.	$1,169,351	$1,191,148
Cash Flow Supplemental Information. Cash flows from investing and financing activities exclude the impacts of certain items that while reflected on the balance sheets had no impact on cash flows. For instance, capital expenditures that were not yet paid, thereby remaining in Accounts payable or Other current liabilities have been excluded from cash flows, amounts related to which declined by approximately $5.8 million and $4.0 million for the Company and Southwest Gas, respectively, during the six months ended June 30, 2025; and declined approximately $8.5 million for the Company and increased by approximately $2.2 million for Southwest during the six months ended June 30, 2024.
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, $57.1 million and $32.4 million related to a regulatory asset associated with the Arizona decoupling mechanism as of June 30, 2025 and December 31, 2024, respectively.
Goodwill. Goodwill is assessed as of October 1 each year for impairment, or more frequently, if circumstances indicate an impairment to the carrying value of goodwill may have occurred. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. Since December 31, 2024, management qualitatively assessed whether events during the first six months of 2025 indicated it was more likely than not that the fair value of our reporting units was less than their carrying value, which if the case, could be an indication of a goodwill impairment. Through management’s assessments, no impairment was deemed to have occurred in the continuing segments of the Company. Goodwill in the Natural Gas Distribution and Utility Infrastructure Services segments is included in the respective Condensed Consolidated Balance Sheets as follows:

(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Total Company
December 31, 2024	$11,155	$770,046	$781,201
Foreign currency translation adjustment	—	5,303	5,303
June 30, 2025	$11,155	$775,349	$786,504
Other Current Liabilities. Management recognizes in its balance sheets various liabilities that are expected to be settled through future cash payment within the next twelve months, including amounts payable under regulatory mechanisms, customary accrued expenses for employee compensation and benefits, declared but unpaid dividends, and miscellaneous other accrued liabilities. Other current liabilities for the Company include $44.6 million and $44.5 million of dividends declared as of June 30, 2025 and December 31, 2024, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Southwest Gas Corporation:
Change in COLI policies	$5,500	$1,000	$3,800	$4,600
Interest income	5,817	9,137	11,627	18,913
Equity AFUDC	1,558	1,835	2,911	3,674
Other components of net periodic benefit cost	4,368	4,130	8,737	8,261
Miscellaneous income and (expense)	563	(1,891)	33	(3,137)
Southwest Gas Corporation - total other income (deductions)	17,806	14,211	27,108	32,311
Centuri and Southwest Gas Holdings, Inc.:
Foreign transaction loss	(24)	(103)	(29)	(1)
Equity in earnings (loss) of unconsolidated investments	77	(44)	149	(157)
Miscellaneous income and (expense)	302	855	(245)	898
Corporate and administrative	260	20	153	9
Southwest Gas Holdings, Inc. - total other income (deductions)	$18,421	$14,939	$27,136	$33,060
Interest income primarily relates to Southwest Gas’ regulatory asset balances, including its deferred purchased gas cost mechanisms. Interest income is earned on asset balances and interest expense is incurred on liability balances. Corporate and administrative costs are those incurred directly by the parent entity, Southwest Gas Holdings. Refer also to Note 3 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
Redeemable Noncontrolling Interest. Certain members of Riggs Distler management continue to hold a 0.80% interest in Drum, the parent of Riggs Distler, as of June 30, 2025, which is redeemable, subject to certain rights based on the passage of time or upon the occurrence of certain triggering events.
The following depicts changes to the balance of the redeemable noncontrolling interest in Drum:

(Thousands of dollars)	Drum
Balance, December 31, 2024	$7,660
Net income attributable to redeemable noncontrolling interest	39
Balance, June 30, 2025	$7,699
EPS. Basic EPS in each period of this report were calculated by dividing net income attributable to the Company by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock equivalents (performance stock units and restricted stock units). Unless otherwise noted, the term EPS refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Weighted average basic shares	72,088	71,839	72,050	71,784
Effect of dilutive securities:
Restricted stock units (1)(2)	—	176	145	165
Weighted average diluted shares	72,088	72,015	72,195	71,949
(1) The number of securities included 144,000 performance stock units during the three months ended June 30, 2024. During the six months ended June 30, 2025 and June 30, 2024, respectively, the number of securities included 124,000 and 140,000 performance stock units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares during the three months ended June 30, 2025 is 161,000.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Income Taxes. The Company’s effective tax rate was 124.4% for the three months ended June 30, 2025, compared to 17.1% for the corresponding period in 2024, primarily due to pre-tax income differences, the amortization of excess deferred income taxes, nondeductible Centuri IPO costs, and the sale of Centuri shares, which includes the establishment of the outside basis difference deferred tax liability and state income tax deferred tax assets. The Company’s effective tax rate was 44.8% for the six months ended June 30, 2025, compared to 16.5% for the corresponding period in 2024, primarily due to pre-tax income differences, amortization of excess deferred income taxes, and the sale of Centuri shares, which includes the establishment of the outside basis difference deferred tax liability and state income tax deferred tax assets (See Note 7 - Centuri Separation).
Southwest Gas’ effective tax rate was 12.3% for the three months ended June 30, 2025, compared to 6.3% for the corresponding period in 2024, primarily due to pre-tax income differences and the amortization of excess deferred income taxes. Southwest’s effective tax rate was 19.0% for the six months ended June 30, 2025, compared to 16.4% in the corresponding period in 2024 primarily due to the amortization of excess accumulated deferred income taxes and the impacts of COLI.
On July 4, 2025, the OBBBA was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Note 3 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three and six months ended June 30, 2025 and 2024 are presented in the following tables.

	Three Months Ended June 30,
	2025			2024
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP

Service cost	$6,099	$58	$292	$7,063	$61	$322
Interest cost	16,397	596	857	15,097	542	795
Expected return on plan assets	(22,581)	—	(624)	(21,953)	—	(565)
Amortization of prior service costs	—	—	44	—	—	44
Amortization of net actuarial loss (gain)	752	270	(79)	1,577	333	—
Net periodic benefit cost	$667	$924	$490	$1,784	$936	$596

	Six Months Ended June 30,
	2025			2024
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP

Service cost	$12,197	$116	$584	$14,126	$122	$644
Interest cost	32,794	1,192	1,713	30,194	1,084	1,589
Expected return on plan assets	(45,163)	—	(1,248)	(43,906)	—	(1,130)
Amortization of prior service costs	—	—	88	—	—	88
Amortization of net actuarial loss (gain)	1,504	540	(157)	3,154	666	—
Net periodic benefit cost	$1,332	$1,848	$980	$3,568	$1,872	$1,191

Note 4 – Revenue
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Company and Southwest Gas, include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Residential	$238,844	$310,552	$800,483	$1,094,789
Small commercial	72,024	110,640	202,389	317,085
Large commercial	17,921	29,310	39,636	67,326
Industrial/other	10,669	15,471	24,141	36,294
Transportation	29,403	26,673	58,969	55,360
Revenue from contracts with customers	368,861	492,646	1,125,618	1,570,854
Alternative revenue program revenues (deferrals)	24,870	13,070	12,504	(16,363)
Other revenues (1)	2,587	4,377	4,612	8,535
Total Regulated operations revenues	$396,318	$510,093	$1,142,734	$1,563,026
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024*	2025	2024*
Service Types:
Gas infrastructure services	$391,945	$387,352	$629,423	$654,909
Electric power infrastructure services	332,107	284,723	644,710	545,189
Total Utility infrastructure services revenues	$724,052	$672,075	$1,274,133	$1,200,098
*The three months ended June 30, 2024 were previously presented as: Gas infrastructure services of $381,676, Electric power infrastructure services of $284,723, and Other of $5,676. The six months ended June 30, 2024 were previously presented as: Gas infrastructure services of $642,902, Electric power infrastructure services of $545,189, and Other of $12,007.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Contract Types:
Master services agreement	$593,813	$559,459	$1,013,062	$1,002,701
Bid contract	130,239	112,616	261,071	197,397
Total Utility infrastructure services revenues	$724,052	$672,075	$1,274,133	$1,200,098

Unit price contracts	$420,474	$398,441	$705,702	$706,290
Fixed price contracts	140,498	134,566	270,311	244,848
Time and materials contracts	163,080	139,068	298,120	248,960
Total Utility infrastructure services revenues	$724,052	$672,075	$1,274,133	$1,200,098
The following table provides information about contracts receivable and revenue earned on contracts in progress in excess of billings (contract assets), both of which are included within Accounts receivable, net of allowances, as well as amounts billed in

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

excess of revenue earned on contracts (contract liabilities) at Centuri, which are included in Other current liabilities as of June 30, 2025 and December 31, 2024 on the Company’s Condensed Consolidated Balance Sheets:

(Thousands of dollars)	June 30, 2025	December 31, 2024
Contracts receivable, net	$256,141	$281,441
Revenue earned on contracts in progress in excess of billings	314,477	238,169
Amounts billed in excess of revenue earned on contracts	32,817	24,975
Revenue earned on contracts in progress in excess of billings that are not expected to be recognized within a year from the financial statement date are not included in the table above, and were $27.8 million as of June 30, 2025, and $23.9 million as of December 31, 2024. These non-current balances were included in Deferred charges and other assets on the Company’s Condensed Consolidated Balance Sheets.
These contract assets primarily relate to Centuri’s right to consideration for work completed but not billed and/or approved for billing at the reporting date, and are transferred to contracts receivable when the rights become unconditional. The increase in contract assets (current and non-current) of $80.3 million from December 31, 2024 was due to incremental work performed for which milestones had not yet been met to trigger billing.
As of June 30, 2025, Centuri had recorded $42.3 million in net recovery claims with customers. Net recovery claims occur when there is a dispute regarding a change in the scope of work and associated price for work already performed. Centuri records estimated claims as variable consideration based on the most likely amount it expects to receive, and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
The amounts billed in excess of revenue earned primarily relate to the advance consideration received from customers for which work has not yet been completed. The increase in the contract liability balance from December 31, 2024 to June 30, 2025 of $7.8 million was due to amounts received for services not yet performed, net of $17.6 million in revenue recognized that was included in the balance as of December 31, 2024.
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
As of June 30, 2025, Centuri had 43 fixed price contracts with an original duration of more than one year. The aggregate amount of the transaction price allocated to the unsatisfied performance obligations of these contracts as of June 30, 2025 was $202.8 million. Centuri expects to recognize the remaining performance obligations over approximately the next 2.5 years; however, the timing of that recognition is largely within the control of the customer, including when the necessary equipment and materials required to complete the work are provided by the customer.
Utility infrastructure services contracts receivable consists of the following:

(Thousands of dollars)	June 30, 2025	December 31, 2024
Billed on completed contracts and contracts in progress	$253,881	$281,416
Other receivables	2,651	2,727
Contracts receivable, gross	256,532	284,143
Allowance for doubtful accounts	(391)	(2,702)
Contracts receivable, net	$256,141	$281,441
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
The total outstanding balance of accounts receivable that have been sold and derecognized was $125 million as of both June 30, 2025 and December 31, 2024, respectively. Centuri had no unused capacity on the Securitization Facility as of June 30, 2025. Additionally, the SPE owned unsold accounts receivable and contract assets of $25.2 million and $104.3 million,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

respectively, as of June 30, 2025, and $45.2 million and $78.3 million, respectively, as of December 31, 2024, which were not sold to PNC. These balances are primarily included in Accounts receivable, net of allowances in the Company’s Condensed Consolidated Balance Sheet, with certain non-current balances included in Deferred charges and other assets. During the three and six months ended June 30, 2025, Centuri incurred $1.7 million and $3.5 million, respectively, in yield fees on the Securitization Facility, which were recorded in Net interest deductions on the Company’s Condensed Consolidated Statements of Income.

Note 5 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Corporation:
Southwest Gas long-term debt	$3,532,500	$3,191,328	$3,532,500	$3,121,449
Unamortized discount and debt issuance costs	(26,263)		(28,023)
Southwest Gas Corporation total long-term debt (no current maturities)	3,506,237		3,504,477
Southwest Gas Holdings, Inc.:
Centuri long-term debt	928,591	929,465	885,702	886,173
Unamortized discount and debt issuance costs	(9,860)		(11,821)
Less: current maturities	(28,101)		(30,018)
Southwest Gas Holdings, Inc. total long-term debt, less current maturities	$4,396,867		$4,348,340
Southwest Gas has a $400 million revolving credit facility that is scheduled to expire in August 2029. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. At June 30, 2025, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At June 30, 2025, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
In July 2025, Centuri amended its second amended and restated credit agreement, which among other things, updated the change in control provision to permit Southwest Gas Holdings to dispose of its ownership in Centuri below 51% without triggering an event of default, refinanced and replaced in full the existing term loan facility with an $800 million term loan facility with a maturity date of July 9, 2032, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. In addition, the senior secured revolving credit facility increased from $400 million to $450 million, and extended the maturity date of the senior secured revolving credit facility from August 27, 2026 to July 9, 2030. The amendment also decreased the interest rate margin applicable to term loans by 0.25% to 2.25% for SOFR Loans and 1.25% for Base Rate Loans.
Short-Term Debt
In June 2025, Southwest Gas Holdings entered into a new $300 million revolving credit agreement that matures in August 2029, replacing Southwest Gas Holdings’ existing $300 million credit facility that was set to expire in December 2026. At June 30, 2025, the applicable margin is 1.25% for loans bearing interest to SOFR and 0.25% for loans bearing interest with reference to the alternative base. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. The revolving credit agreement also

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million. At June 30, 2025, there was $35.0 million outstanding under this credit facility.
In August 2024, Southwest Gas Holdings entered into a $550 million term loan that had been set to mature in July 2025. In June 2025, Southwest Gas Holdings entered into a second amended and restated term loan credit agreement, extending the maturity date of this agreement to June 2026 and excluding Centuri and its subsidiaries from certain material representations, covenants, and events of default. Prior to the execution of the amendment, Southwest Gas Holdings prepaid a portion of the indebtedness, decreasing the balance from $550 million to $225 million, utilizing proceeds received from the Centuri separation transactions. See Note 7 - Centuri Separation.
The weighted average interest rate of all short-term borrowings is 5.56% and 5.63% at June 30, 2025 and December 31, 2024, respectively.

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
Centuri accounts for services provided to Southwest Gas at contractual prices. Accounts receivable for these services, which are not eliminated during consolidation, are presented in the table below:

(Thousands of dollars)	June 30, 2025	December 31, 2024
Accounts receivable for Centuri services (1)	$5,877	$9,648
(1) The primary change in this balance relates to certain accounts receivable balances sold by Centuri as part of its Securitization Facility described in Note 4 – Revenue.
The following table presents the amount of revenues by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2025	2024	2025	2024
Revenues (1)
United States	$1,065,261	$1,135,502	$2,321,973	$2,675,478
Canada	55,109	46,666	94,894	87,646
Total	$1,120,370	$1,182,168	$2,416,867	$2,763,124
(1) Revenues are attributed to countries based on the location of customers.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

The financial information pertaining to the natural gas distribution and utility infrastructure services segments are as follows:

	Three Months Ended June 30, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Revenue from contracts with customers	$368,861	$697,952	$—	$1,066,813
Alternative revenue program and other revenues	27,457	—	—	27,457
Intersegment sales	—	26,100	—	26,100
Total segment revenue	396,318	724,052	—	1,120,370
Less:
Net cost of gas sold	102,134	—	—	102,134
Operations and maintenance	136,652	—	2,044	138,696
Utility infrastructure services expense	—	657,671	—	657,671
Other segment items (1)	119,121	52,115	8,368	179,604
Income (loss) before income taxes	38,411	14,266	(10,412)	42,265
Income tax expense	4,734	5,941	41,919	52,594
Net income (loss)	33,677	8,325	(52,331)	(10,329)
Net income attributable to noncontrolling interests	—	2,554	—	2,554
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$33,677	$5,771	$(52,331)	$(12,883)
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Three Months Ended June 30, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Interest income	$5,817	$—	$—	$5,817
Interest expense	$44,737	$18,247	$8,628	$71,612
Depreciation and amortization	$68,940	$34,223	$—	$103,163
Segment assets	$9,688,433	$2,513,389	$12,123	$12,213,945
Capital expenditures	$199,323	$20,800	$—	$220,123

	Three Months Ended June 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Revenue from contracts with customers	$492,646	$643,394	$—	$1,136,040
Alternative revenue program and other revenues	17,447	—	—	17,447
Intersegment sales	—	28,681	—	28,681
Total segment revenue	510,093	672,075	—	1,182,168
Less:
Net cost of gas sold	242,479	—	—	242,479
Operations and maintenance	129,627	—	4,996	134,623
Utility infrastructure services expense	—	604,545	—	604,545
Other segment items (1)	108,543	56,306	11,281	176,130
Income (loss) before income taxes	29,444	11,224	(16,277)	24,391

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Income tax expense (benefit)	1,850	4,293	(1,962)	4,181
Net income (loss)	27,594	6,931	(14,315)	20,210
Net income attributable to noncontrolling interests	—	1,877	—	1,877
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$27,594	$5,054	$(14,315)	$18,333
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Three Months Ended June 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Interest income	$9,137	$—	$—	$9,137
Interest expense	$39,839	$22,629	$11,301	$73,769
Depreciation and amortization	$61,687	$34,385	$—	$96,072
Segment assets	$9,360,652	$2,611,428	$13,264	$11,985,344
Capital expenditures	$200,648	$22,656	$—	$223,304

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

	Six Months Ended June 30, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Revenue from contracts with customers	$1,125,618	$1,226,924	$—	$2,352,542
Alternative revenue program and other revenues	17,116	—	—	17,116
Intersegment sales	—	47,209	—	47,209
Total segment revenue	1,142,734	1,274,133	—	2,416,867
Less:
Net cost of gas sold	386,713	—	—	386,713
Operations and maintenance	266,059	—	3,888	269,947
Utility infrastructure services expense	—	1,186,242	—	1,186,242
Other segment items (1)	271,901	104,681	18,262	394,844
Income (loss) before income taxes	218,061	(16,790)	(22,150)	179,121
Income tax expense (benefit)	41,442	(464)	39,285	80,263
Net income (loss)	176,619	(16,326)	(61,435)	98,858
Net loss attributable to noncontrolling interests	—	(2,129)	—	(2,129)
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$176,619	$(14,197)	$(61,435)	$100,987
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Six Months Ended June 30, 2025
(Thousands of dollars)	Natural Gas Operations	Utility Infrastructure Services	Other	Total
Interest income	$11,627	$—	$—	$11,627
Interest expense	$89,368	$36,109	$18,416	$143,893
Depreciation and amortization	$162,630	$68,446	$—	$231,076
Segment assets	$9,688,433	$2,513,389	$12,123	$12,213,945
Capital expenditures	$362,457	$45,162	$—	$407,619

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

	Six Months Ended June 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Revenue from contracts with customers	$1,570,854	$1,148,139	$—	$2,718,993
Alternative revenue program and other revenues (deferrals)	(7,828)	—	—	(7,828)
Intersegment sales	—	51,959	—	51,959
Total segment revenue	1,563,026	1,200,098	—	2,763,124
Less:
Net cost of gas sold	872,476	—	—	872,476
Operations and maintenance	260,493	—	9,276	269,769
Utility infrastructure services expense	—	1,120,188	—	1,120,188
Other segment items (1)	234,613	114,692	22,354	371,659
Income (loss) before income taxes	195,444	(34,782)	(31,630)	129,032
Income tax expense (benefit)	32,025	(5,308)	(5,457)	21,260
Net income (loss)	163,419	(29,474)	(26,173)	107,772
Net income attributable to noncontrolling interests	—	1,702	—	1,702
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$163,419	$(31,176)	$(26,173)	$106,070
(1) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Utility Infrastructure Services: Depreciation and amortization, Net interest deductions, and Other income (deductions).

Other segment disclosures	Six Months Ended June 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Utility Infrastructure Services	Other	Total
Interest income	$18,913	$—	$—	$18,913
Interest expense	$76,283	$46,728	$22,363	$145,374
Depreciation and amortization	$146,510	$68,704	$—	$215,214
Segment assets	$9,360,652	$2,611,428	$13,264	$11,985,344
Capital expenditures	$391,347	$53,155	$—	$444,502

Note 7 - Centuri Separation
In April 2024, the Company and Centuri announced the completion of the Centuri IPO. After completion of the Centuri IPO, the Company owned approximately 81% of all ownership interests in Centuri.
In May 2025, the Company and Centuri completed a secondary public offering of 9,000,000 shares of Centuri’s common stock owned by the Company at a price of $17.50 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 1,350,000 shares of its common stock, which was exercised. In addition, the Company announced the concurrent private placement of an additional 2,857,142 shares at a price equal to the public offering price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn. The net proceeds to the Company from the secondary public offering and concurrent private placement, after deducting underwriting discounts and commissions of $6.6 million and other fees, were approximately $224.6 million. Centuri did not receive any of the proceeds from the sale of the secondary offering or private placement. The Company used the proceeds for the repayment of outstanding indebtedness (see Note 5 – Debt).
In June 2025, the Company and Centuri completed an additional secondary public offering of 9,750,000 shares of Centuri’s common stock owned by the Company at a price of $20.75 per share. The Company granted the underwriters a 30-day option to purchase up to an additional 1,462,500 shares of its common stock, which was exercised. The net proceeds to the Company from the public offering, after deducting underwriting discounts and commissions of $8.6 million and other fees, were approximately $224.1 million. Centuri did not receive any of the proceeds from the sale. The Company used the proceeds for

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

the repayment of outstanding indebtedness (see Note 5 – Debt). After completion of the offering, the Company owned approximately 53.3% of all ownership interests in Centuri. In addition, the Company closed the concurrent private placement of an additional 1,060,240 shares at a price equal to the Centuri public offering price, with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn, in July 2025. The net proceeds to the Company from the concurrent private placement were approximately $22.0 million. Centuri did not receive any of the proceeds from the sale of the private placement; the Company used the proceeds for the repayment of outstanding indebtedness. After completion of the private placement, the Company owns 52.1% of all ownership interests in Centuri and continues to consolidate the financial results of Centuri. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of its shares of Centuri common stock, one or more exchange offers for Company shares, or any combination thereof.
The difference between the fair value of proceeds from the offerings/private placements and the carrying value of the noncontrolling interest is reflected as an increase in Additional paid-in capital of the Company.
The following reflects the effects of changes in the Company’s ownership interest in Centuri on the Company’s equity:

Six Months Ended June 30,
(Thousands of dollars)	2025
Net income attributable to Southwest Gas Holdings, Inc.	$100,987
Increase in Additional paid-in capital as a result of Centuri stock sales	138,907
Change from net income attributable to Southwest Gas Holdings, Inc. and Centuri stock sales	$239,894
During the second quarter 2025, following the sale of Centuri common stock, the Company was no longer eligible to include Centuri in its consolidated federal and certain state income tax returns (tax deconsolidation) and the Company’s tax-free spin protection plan expired. As such, the Company could no longer assert the ability to complete a tax-free disposition of its investment in Centuri. This event required the Company to recognize a previously unrecorded deferred tax liability related to the outside basis of its investment in Centuri. Recognizing this liability resulted in a charge of approximately $52.4 million to income tax expense.
In addition, the Company recorded approximately $7.0 million in deferred tax assets reflecting state income tax assets, which are now expected to be utilized in connection with the disposition of Centuri shares. The combined effect of these items resulted in a net charge to income tax expense of approximately $45.4 million.
On February 24, 2025, the Company entered into a Tax Assets Agreement with Centuri. The Tax Assets Agreement addresses the Company’s arrangements with Centuri with respect to certain Tax Assets that each company will retain following any deconsolidation for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, it is anticipated that the Company will contribute certain Tax Assets to Centuri, which will be treated as a deemed capital contribution. This amount is currently estimated to be approximately $30.2 million and will be finalized upon the filing of the 2024 and 2025 final consolidated or combined federal and state income tax returns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas; and until the Centuri IPO in April 22, 2024, all of the shares of common stock of Centuri. Consistent with the Company’s earlier determination to simplify the Company’s portfolio of businesses, the Company determined it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. The Company completed subsequent sales of Centuri stock in May, June, and July 2025. Following these sales, the Company owned 53.3% at June 30, 2025 and 52.1% at July 8, 2025 of Centuri. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of its shares of Centuri common stock, one or more exchange offers for Company shares, or any combination thereof.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

economic development activity, and the safe and reliable operation of its system through adherence to integrity management programs.
As of June 30, 2025, Southwest Gas had approximately 2,272,000 residential, commercial, industrial, and other natural gas customers, of which 1,220,000 customers were located in Arizona, 845,000 in Nevada, and 207,000 in California. Over the past twelve months, first-time meter sets were approximately 40,000, of which 23,000 were added in Arizona, 16,000 in Nevada, and 1,000 in California; compared to 40,000 during the twelve months ended June 30, 2024, of which 22,000 were located in Arizona, 16,000 in Nevada, and 2,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2025, 53% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest Gas earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future.
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
Centuri is a strategic infrastructure services company that partners with regulated utilities to build and maintain the energy network that fuels millions of homes and businesses across the U.S. and Canada. With a commitment to serve as long-term partners to customers and communities, Centuri’s employees enable regulated utilities to safely and reliably deliver natural gas and electricity, as well as achieve their goals for environmental sustainability. Centuri operates through a family of complementary companies working together across different geographies to establish solid customer relationships and a strong reputation for a wide range of capabilities.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

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
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months
(In thousands, except per share amounts)	2025	2024	2025	2024
Contribution to net income
Natural gas distribution	$33,677	$27,594	$176,619	$163,419
Utility infrastructure services	5,771	5,054	(14,197)	(31,176)
Corporate and administrative (1)	(52,331)	(14,315)	(61,435)	(26,173)
Net income	$(12,883)	$18,333	$100,987	$106,070

Weighted average common shares	72,088	71,839	72,050	71,784
Basic earnings per share
Consolidated	$(0.18)	$0.26	$1.40	$1.48

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$140,480	$122,777	$427,864	$379,585
Plus:
Operations and maintenance (excluding Admin. & General) expense	84,764	83,150	165,527	164,455
Depreciation and amortization expense	68,940	61,687	162,630	146,510
Operating margin	$294,184	$267,614	$756,021	$690,550
(1) In connection with the sale of shares of Centuri stock during the second quarter, federal and certain state income tax deconsolidation occurred which resulted in an additional $45.4 million income tax expense during the three- and six-months ended June 30, 2025.
2nd Quarter 2025 overview and other recent developments
Southwest Gas Holdings highlights include the following:
•Completed secondary public offerings and private placement resulting in net proceeds of $448.7 million, and in July 2025, completed an additional private placement resulting in proceeds of $22.0 million; collective net proceeds used to repay outstanding indebtedness
•Finished the second quarter of 2025 with approximately $356 million of cash on a consolidated basis; the Company no longer expects to issue equity in 2025
•Corporate and administrative expenses include $8.6 million in interest expense related to borrowings, $45.4 million in income tax expense related to Centuri common stock sales, and approximately $1.2 million in Centuri separation costs
•Replaced existing revolving credit facility, extending the maturity date to 2029
Natural gas distribution highlights include the following:
•Year-to-date gross margin of $427.9 million and operating margin of $756 million
•40,000 first-time meters sets occurred over the past 12 months, resulting in a 1.8% growth rate
•Finished the quarter with over $323 million in cash (given collection of previously deferred purchased gas costs)
•$362.5 million capital investment year-to-date
•SB 417 signed into law allowing Southwest Gas to apply for alternative ratemaking in Nevada

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

•Great Basin successfully closed its 2028 expansion project binding open season with a potential incremental capacity of up to ~1.76 Bcf per day
Utility infrastructure services highlights include the following:
•Revenues of $724.1 million in the second quarter of 2025 reflect an increase of $52 million, or 8%, compared to the second quarter of 2024
Results of Natural Gas Distribution
Southwest Gas’ revenues and cost of gas sold, but not its profits, are affected by changes in the cost of natural gas included in customer rates from one period to another. Regulatory commissions have established mechanisms that allow Southwest Gas to adjust customer billing rates to reflect fluctuations in natural gas prices. When there is a difference between the current cost of gas and the amount recovered through rates, that difference is deferred. These deferred amounts are either refunded to or recovered from customers during periods approved by the regulatory commissions.
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024
Regulated operations revenues	$396,318	$510,093
Net cost of gas sold	102,134	242,479
Operating margin	294,184	267,614
Operations and maintenance expense	136,652	129,627
Depreciation and amortization	68,940	61,687
Taxes other than income taxes	23,250	21,228
Operating income	65,342	55,072
Other income	17,806	14,211
Net interest deductions	44,737	39,839
Income before income taxes	38,411	29,444
Income tax expense	4,734	1,850
Contribution to consolidated results	$33,677	$27,594
Results from natural gas distribution operations improved $6.1 million between the second quarters of 2025 and 2024. The increase was primarily due to an increase in Operating margin and Other income partially offset by increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions.
Operating margin increased $26.6 million quarter over quarter primarily driven by combined rate relief across all our territories adding approximately $23.7 million of incremental margin. An additional $2.5 million was attributable to customer growth reflective of approximately 40,000 first-time meter sets added during the last twelve months.
Operations and maintenance expense increased $7.0 million, or 5%, between quarters. The increase was primarily attributable to increases in employee-related labor and benefit costs, including incentive compensation costs ($5 million), as well as external contractor and professional services expenses in various areas of the business. These increases were partially offset by reductions in leak survey and line locating expenses.
Depreciation and amortization expense increased $7.3 million, or 12%, between quarters, reflecting a $733.0 million, or 7%, increase in average gas plant in service since the corresponding second quarter of 2024, in addition to $1.2 million in higher amortization related to regulatory account balances. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) increased $3.6 million between quarters. The increase was primarily driven by a $4.5 million increase in values associated with COLI policies and a $1.6 million gain on the sale of certain miscellaneous assets. Partially offsetting the overall increase was a $3.3 million decrease in interest income. This decrease primarily reflects a reduction in carrying charges associated with regulatory account balances, notably, deferred purchased gas cost balances. As of June 30, 2025 these balances reflected a net liability position in each of Southwest Gas’ service territories. In contrast, the prior-year quarter reflected a net asset balance in our Arizona and California jurisdictions, contributing to higher interest income in that period. Interest is earned when balances are assets and interest expense is incurred when balances are liabilities.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Net interest deductions increased approximately $4.9 million in the second quarter of 2025, as compared to the prior-year quarter, primarily due to amounts incurred on the over-collected PGA balance.
Results of Natural Gas Distribution
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024
Regulated operations revenues	$1,142,734	$1,563,026
Net cost of gas sold	386,713	872,476
Operating margin	756,021	690,550
Operations and maintenance expense	266,059	260,493
Depreciation and amortization	162,630	146,510
Taxes other than income taxes	47,011	44,131
Operating income	280,321	239,416
Other income	27,108	32,311
Net interest deductions	89,368	76,283
Income before income taxes	218,061	195,444
Income tax expense	41,442	32,025
Contribution to consolidated results	$176,619	$163,419
Results from natural gas distribution operations improved approximately $13.2 million between the first six months of 2025 and 2024. The improvement was primarily due to an increase in Operating margin, partially offset by increases in Operations and maintenance expense, Depreciation and amortization, and Net interest deductions, and a decrease in Other income.
Operating margin increased $65.5 million period over period primarily attributable to combined rate relief across all our service territories which added approximately $51.1 million of incremental margin. Approximately $7.6 million of incremental margin was attributable to customer growth, including approximately 40,000 first-time meter sets during the last twelve months. The combined impacts of increases in recovery/return associated with regulatory account balances ($5.9 million) and the variable interest expense adjustment mechanism in Nevada ($4.3 million) (for which amortization is recognized in interest expense), also resulted in incremental margin between comparable periods. Partially offsetting these impacts were changes in other miscellaneous revenue and revenue from customers outside of the decoupling mechanisms.
Operations and maintenance expense increased $5.6 million, or 2%, between periods. The increase was primarily attributable to increases in employee-related labor and benefit costs, including incentive compensation costs ($4 million), higher insurance costs ($2.3 million), and external contractor and professional services expenses. These increases, along with others, were partially offset by a reduction in leak survey and line locating activities.
Depreciation and amortization expense increased approximately $16.1 million, or 11%, between periods, reflecting a $736.0 million, or 7%, increase in average gas plant in service since the corresponding period of 2024, in addition to $5.9 million in higher amortization related to regulatory account balances noted above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Other income (which is net of other deductions) decreased approximately $5.2 million primarily related to a decline in interest income of $7.3 million associated with a reduction in carrying charges on regulatory account balances, notably, deferred purchased gas cost balances. As of June 30, 2025 these balances reflected a net liability position in each of Southwest Gas’ service territories. In contrast, the prior-year quarter reflected a net asset balance in our Arizona and California jurisdictions, contributing to higher interest income in that period. Partially offsetting the decrease was a gain on the sale of certain miscellaneous assets ($1.6 million).
Net interest deductions increased $13.1 million in the first six months of 2025, as compared to the prior-year period, primarily due to increased interest on amounts incurred on the over-collected PGA balance, as well as the impacts of surcharges/surcredits and deferral activity related to a regulatory mechanism associated with Southwest Gas’ industrial development revenue bonds.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Results of Utility Infrastructure Services
Quarterly Analysis

	Three Months Ended June 30,
(Thousands of dollars)	2025	2024
Utility infrastructure services revenues	$724,052	$672,075
Operating expenses:
Utility infrastructure services expenses	657,671	604,545
Depreciation and amortization	34,223	34,385
Operating income	32,158	33,145
Other income (deductions)	355	708
Net interest deductions	18,247	22,629
Income before income taxes	14,266	11,224
Income tax benefit	5,941	4,293
Net income	8,325	6,931
Net income attributable to noncontrolling interests	2,554	1,877
Contribution to consolidated results	$5,771	$5,054
Utility infrastructure services revenues increased $52.0 million, or 8%, in the second quarter of 2025 when compared to the prior-year quarter, driven primarily by increased electric utility infrastructure services revenues of $47.4 million and increased gas utility infrastructure services revenues of $4.6 million. The increase in electric utility infrastructure services revenues was primarily due to an increase in net volumes under existing customer MSAs and incremental bid work, offset by a decrease in emergency restoration services revenue of approximately $19.4 million and a planned decrease in offshore wind revenues of $12.7 million. The increase in gas utility infrastructure services revenues was primarily due to an increase in net volumes under existing customer MSAs, net of a decrease in bid revenue associated with timing of projects as certain bids were completed prior to the current year quarter and new projects in the current year’s quarter were in the earlier stages of ramping up.
Utility infrastructure services expenses increased $53.1 million, or 9%, in the second quarter of 2025 when compared to the prior-year quarter due primarily to a higher volume of infrastructure services provided. Operating margin in the second quarter of 2025 decreased as profitability was negatively affected by a $9.1 million increase in general and administration costs, which are included in total Utility infrastructure services expenses. The current quarter included $2.9 million in non-recurring costs, including costs incurred as part of the Centuri separation, with no such costs in the prior-year quarter. Incentive compensation primarily drove the remainder of the increase as general and administrative stock compensation increased $1.8 million from the prior-year quarter due to the timing of new grants, and the second quarter of 2024 included reversals of portions of incentive compensation due to the timing of terminations. Centuri also incurred incremental costs to operate as a standalone public company.
Gains on sale on equipment in the second quarter of 2025 and 2024 (reflected as an offset to Utility infrastructure services expenses) were approximately $0.2 million and $1.1 million, respectively.
The decrease in net interest deductions of $4.4 million between quarters was primarily due to a reduction in the average debt balance and a decrease in interest rates on outstanding variable-rate borrowings.
Income tax expense increased $1.6 million between quarters primarily due to an increase in pre-tax income in the second quarter of 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Results of Utility Infrastructure Services
Six-Month Analysis

	Six Months Ended June 30,
(Thousands of dollars)	2025	2024
Utility infrastructure services revenues	$1,274,133	$1,200,098
Operating expenses:
Utility infrastructure services expenses	1,186,242	1,120,188
Depreciation and amortization	68,446	68,704
Operating income	19,445	11,206
Other income (deductions)	(126)	740
Net interest deductions	36,109	46,728
Loss before income taxes	(16,790)	(34,782)
Income tax benefit	(464)	(5,308)
Net loss	(16,326)	(29,474)
Net income (loss) attributable to noncontrolling interests	(2,129)	1,702
Contribution to consolidated results	$(14,197)	$(31,176)
Utility infrastructure services revenues increased $74.0 million, or 6%, in the first six months of 2025 when compared to the corresponding period in the prior-year, driven primarily by an increase in electric utility infrastructure services revenues of $99.5 million, partially offset by a decrease in gas utility infrastructure services revenues of $25.5 million. The increase in electric utility infrastructure services revenues was primarily due to an increase in volumes under MSAs and incremental bid work, partially offset by a decrease in emergency restoration services revenues of approximately $10.5 million and a planned decrease in offshore wind revenues of $35.1 million. The decrease in gas utility infrastructure services revenues was primarily due to a reduction in net volumes under existing customer MSAs in the first quarter caused in large part by adverse weather conditions and certain budgetary constraints, as well as bid project delays that impacted the second quarter of 2025.
Utility infrastructure services expenses increased $66.1 million, or 6%, between periods. The overall increase was primarily due to the higher volume of infrastructure services provided under MSAs. Operating margin increased in the current quarter due to more efficient utilization of fixed costs on higher revenue and higher margin on bid projects.
General and administrative costs included in total utility infrastructure services expenses increased approximately $7.7 million between comparative periods. The current year period included $4.6 million in separation-related costs and other non-recurring professional fees compared to $2.0 million in similar non-recurring costs in the prior-year period. Additionally, stock-based compensation and other incentive compensation drove an increase in payroll costs, partially offset by $5.4 million in severance within general and administrative costs in the prior-year period. Gains on sale of equipment (reflected as an offset to Utility infrastructure services expenses) were approximately $0.6 million and $2.0 million in the first six months of 2025 and 2024, respectively.
The decrease in net interest deductions of $10.6 million between periods was primarily due to a reduction in the average debt balance and a decrease in interest rates on outstanding variable-rate borrowings.
Income tax benefit decreased by $4.8 million between periods primarily due to reduced pre-tax income during the six-months ended June 30, 2025.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

approximately $80.2 million, and a return on common equity of 9.84% relative to a 48.5% equity ratio. Southwest Gas’ proposals for the continuation of full revenue decoupling under the DCA mechanism and a property tax tracking mechanism were approved, but the proposed UGCE mechanism to address timelier recovery of the purchased gas cost portion of uncollectible customer accounts following write-off was ultimately withdrawn in favor of the historical regulatory treatment for uncollectible accounts and related expense. The legacy COYL program was discontinued; however, an application was filed requesting recovery of the associated outstanding revenue requirement of approximately $5.2 million for work through March 2025. Recovery of the outstanding COYL revenue requirement is requested over three years. Rates associated with the ACC’s decision became effective in March 2025, commensurate with the timing of the rate case order.
Initially included as part of the rate case application, Southwest Gas proposed the establishment of the SIM, a capital tracker designed to support required code and regulatory-related infrastructure replacements in Arizona, which was subsequently bifurcated from the rate case application. A settlement agreement supporting implementation of the SIM was reached with the majority of the parties, including a SIM surcharge effective April 1 each year subject to refund, to recover the revenue requirement associated with eligible plant placed in service by December 31 of the prior calendar year. The settlement considered by the ACC included a surcharge cap of $0.02 per therm, which represented approximately $150 million of annual SIM-related investment. Ultimately, the approved settlement included an amendment, limiting the annual SIM investment to $50 million. Other key provisions of the settlement remain unchanged.
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
Tax Reform. A TEAM was approved in Southwest Gas’ 2019 general rate case to timely recognize tax rate changes resulting from federal or state tax legislation following the TEAM implementation. In addition, the TEAM tracks and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from 2017 U.S. federal tax reform, compared to the amount authorized in the most recently concluded general rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest Gas filed subsequent TEAM rate applications, including a recent filing, which proposed to update the TEAM surcharge to recover approximately $5.2 million resulting from changes related to the amortization of EADIT. The proposed surcharge rate was approved and became effective June 1, 2025.
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
General Revenues Adjustment. The GRA, or Nevada decoupling mechanism, was affirmed as part of Southwest Gas’ most recently concluded general rate case and adjustments are included in the ARA filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Rates for the GRA and other regulatory mechanisms relating to the November 2024 ARA filing, associated with balances as of September 30, 2024, became effective July 1, 2025.
Line Locate Activity Expenses Application. Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses, allowing Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recent general rate case. In July 2025, the PUCN approved regulatory accounting treatment of the line locate activity expenses, effective January 1, 2025. The proposal did not include carrying

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

charges on the regulatory account balance in order to focus solely on stemming the financial attrition suffered in between rate cases related to this work. Amounts deferred in the regulatory asset will be considered in the next general rate case, where authority to continue regulatory accounting treatment must be requested.
DEAA Modification. Southwest Gas filed an application with the PUCN for approval to adjust the DEAA rates in excess of the maximum allowable adjustment of 2.5 cents per therm contemplated by the Nevada Revised Statutes given the significant over-collected balances of the PGA in both southern and northern Nevada. A stipulation was reached with the parties and approved by the PUCN providing for the implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers effective July 1, 2025. The next quarterly adjustment (effective October 1) is to be calculated consistent with the statutory cap range. The projected PGA balance for southern Nevada at November 30, 2025 is anticipated to be an over-collection of approximately $206 million and in northern Nevada the balance is anticipated to be an over-collection of approximately $41 million at November 30, 2025. These amounts represent reductions from the existing June 30, 2025 over-collected balances of $229.4 million and $53.5 million for southern and northern Nevada, respectively. This modification is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
California Jurisdiction
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 related to a future test year (2026), originally proposing a statewide revenue increase of approximately $49 million. Southwest Gas later updated its request to $43.7 million through supplemental testimony, requesting a revised revenue increase of $36.6 million for the southern California rate jurisdiction, a decrease of $2.8 million for the northern California rate jurisdiction, and an increase of $9.8 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase compared to the 11.16% currently authorized. A continuation of Southwest Gas’ 2.75% PTY margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the automatic trigger mechanism in lieu of annual cost of capital filings. Southwest Gas’ filing also includes a risk-based decision-making framework, proposing the continuation of the targeted pipe replacement program, the meter protection program, and COYL Program, along with the addition of a new annual leak survey program, collectively, under the IRRAM umbrella. Authority to establish a damage prevention cost balancing account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest Gas’ northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction was also proposed. The Public Advocate's Office (Cal Advocates) filed direct testimony April 4, 2025 recommending a statewide revenue increase of approximately $26 million based on a capital structure consisting of 48% common equity and 52% long-term debt, as well as support for the continuation of the 2.75% PTY margin attrition adjustment as well as the automatic trigger mechanism. Cal Advocates also supported Southwest Gas’ proposed infrastructure investments under the IRRAM, though the level of overall investment was slightly lower than the amount proposed by Southwest Gas. As a result of constructive settlement discussions, Southwest Gas and Cal Advocates successfully reached a partial settlement and have agreed to litigate the outstanding issues, limited to capital structure, return on equity and the resultant overall rate of return. The limited-issue hearing was held on July 29, 2025 with a final decision anticipated in the fourth quarter of 2025, and new rates expected to be effective in January 2026.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

Order was issued in March 2025, approving the uncontested settlement. Since no party requested reconsideration, the Letter Order became effective April 2, 2025 and refund amounts in excess of the base tariff rates established in the settlement were issued timely.
2028 Expansion Project. In response to inquiries related to available capacity and changing market needs, Great Basin posted notice of a Binding Open Season for a 2028 system expansion. The Binding Open Season, initially scheduled from January 28, 2025 through April 30, 2025 to determine the level of interest of existing and potential shippers for new or additional firm transportation service, was extended through June 2025 to allow for consideration of alternative in-service date requests as part of the bids, and resulted in a potential incremental capacity of up to ~1.76 Bcf of demand per day.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of June 30, 2025, over-collections in each of Southwest Gas’ service territories resulted in a liability of approximately $349 million. The over-collected balances in the table below reflect the impacts related to specific recovery rates under existing mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.
Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staffs. The operation of the mechanism in California is typically the most responsive to changes in gas supply costs, and maximum rate adjustments for the earlier build-up (positive or negative) apply to Nevada and Arizona; however, refer to the PGA Modification discussion above related to Arizona and the DEAA Modification in Nevada. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest Gas’ outstanding PGA balances receivable/(payable):

(Thousands of dollars)	June 30, 2025	December 31, 2024	June 30, 2024
Arizona	$(64,332)	$(46,980)	$31,510
Nevada	(282,944)	(195,279)	(121,323)
California	(1,755)	13,937	8,267
	$(349,031)	$(228,322)	$(81,546)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for construction expenditures and property additions). In recent years, Southwest Gas has undertaken substantial pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations, before cash reserves built up at the utility in more recent periods, including from collections under the PGA mechanisms. Southwest Gas Holdings and Southwest Gas’ capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings and Southwest Gas. There have been no changes to Southwest Gas Holdings’ or Southwest Gas’ ratings by Standard & Poor’s Ratings Services, Moody’s Investors Service, or Fitch Ratings from those included in the Annual Report on Form 10-K for the year ended December 31, 2024, except that Fitch Ratings adjusted its Issuer ratings outlook for Southwest Gas Holdings’ from Negative to Stable.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities decreased $432.7 million in the first six months of 2025 as compared to the same period of 2024. The decrease was primarily driven by the substantial reduction of collection of previously deferred purchased gas costs for Southwest Gas. Recovery rates were in place to collect the earlier

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

build-up of PGA balances, which are collectively now in a liability position. The remaining difference reflects the impacts of changes in other components of working capital overall.
Investing Cash Flows. Cash flows used in investing activities decreased $29.9 million in the first six months of 2025 as compared to the same period of 2024. The decrease was driven by reduced outflows for construction expenditures and property additions in the first six months of 2025 compared to the same period of 2024, partially offset by a reduction in proceeds received from the sale of other property as compared to 2024.
Financing Cash Flows. Cash flows from consolidated financing activities decreased $99.0 million in the first six months of 2025 as compared to the same period of 2024. The decrease included a prepayment on Southwest Gas Holdings’ term loan of $325.0 million and an approximately $95.0 million (net of borrowings) paydown on its revolving credit facility utilizing proceeds from the completion of the Company’s secondary public offerings and private placement sales of the Company’s Centuri stock of $448.7 million. Additionally, in 2024, net financing activities included Centuri’s redemption of the remaining redeemable noncontrolling interest in Linetec for $92.0 million, as well as proceeds received from the Centuri IPO in 2024 of $330.3 million. The remaining difference was primarily due to lower borrowing activity in 2025 and increased repayments under Centuri’s revolving credit and term loan facility.
Corporate and administrative expenses/outflows for Southwest Gas Holdings in the first six months of 2025 overall primarily include interest paid on outstanding borrowings.
The capital requirements and resources of the Company generally are determined independently for the individual business segments. Each business segment is generally responsible for securing its own debt financing sources. However, the holding company may raise funds through equity issuances or other external financing sources in support of each business segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $492.4 million in the first six months of 2025 as compared to the same period of 2024 primarily attributable to the substantial reduction in collection of deferred purchased gas costs (as discussed above), in addition to reflecting cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities decreased $21.8 million in the first six months of 2025 as compared to the same period of 2024. Outflows for capital expenditures decreased by $28.9 million between periods, partially offset by greater inflows from the sale of property in 2024 compared to 2025. See also Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash used in financing activities increased $11.2 million in the first six months of 2025 as compared to the same period of 2024, primarily due to an increase in dividends paid between periods.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
During the six-month period ended June 30, 2025, construction expenditures for the natural gas distribution segment were $362.5 million. These expenditures are associated with new construction and other general plant additions, in addition to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates natural gas segment construction expenditures during the three-year period ending December 31, 2027 will be approximately $2.6 billion. Of this amount, approximately $880.2 million is expected to be incurred during calendar year 2025. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same three-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 74% of the funding for gas operations of Southwest Gas and total construction expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. Southwest Gas has $75.0 million of long-term debt maturing in 2026, but no debt maturities in 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

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
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2025, the PGA balance was an over-collection of $349.0 million and Southwest Gas’ substantial cash balance of $323.0 million will be used to provide refunds to customers over future periods along with its credit facilities. See PGA Filings for more information.
Southwest Gas Holdings entered into a new $300 million revolving credit agreement that matures in August 2029, replacing Southwest Gas Holdings’ existing $300 million credit facility that was set to expire in December 2026. This facility is intended for short-term financing needs. At June 30, 2025, $35.0 million was outstanding under this facility.
In August 2024, Southwest Gas Holdings entered into a $550 million term loan that had been set to mature in July 2025. In June 2025, Southwest Gas Holdings entered into a second amended and restated term loan credit agreement, extending the maturity date to June 2026. In addition, prior to the execution of the amendment, Southwest Gas Holdings prepaid a portion of the indebtedness, decreasing the balance from $550 million to $225 million at June 30, 2025.
Southwest Gas has a revolving credit facility with a borrowing capacity of $400 million, which is set to expire in August 2029. Southwest Gas designates $150 million of capacity under the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million. There was no activity on either the long-term or short-term portions of the existing facility during the six-month period ending June 30, 2025. Additionally, at June 30, 2025, no borrowings were outstanding on either the long-term or short-term portions of the existing facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility in place has generally been adequate for Southwest Gas’ working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements could include utilization of the credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest Gas’ revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2025, there were no borrowings outstanding under this program.
Centuri had a $1.545 billion secured revolving credit and term loan multi-currency facility. The capacity of the line of credit was $400 million, with related amounts borrowed and repaid being generally available to be re-borrowed; the term loan facility had a limit of $1.145 billion. The term loan facility was set to expire on August 27, 2028 and the revolving credit facility was set to expire on August 27, 2026. In July 2025, Centuri amended its second amended and restated credit agreement, which among other things, updated the change in control provision to permit Southwest Gas Holdings to dispose of its ownership in Centuri below 51% without triggering an event of default, refinanced and replaced in full the existing term loan facility with an $800 million term loan facility with a maturity date of July 9, 2032, $93.6 million of which is comprised of new term loans used to refinance existing indebtedness and $706.4 million of which was used to refinance existing term loans. In addition, the senior secured revolving credit facility increased from $400 million to $450 million, and extended the maturity date of the senior

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

secured revolving credit facility from August 27, 2026 to July 9, 2030. This multi-currency facility allows the borrower to request loan advances in either Canadian or U.S. dollars. The obligations under the credit agreement are secured by present and future ownership interests in substantially all direct and indirect subsidiaries of Centuri, substantially all of the tangible and intangible personal property of each borrower, certain of their direct and indirect subsidiaries, and all products, profits, and proceeds of the foregoing. Centuri assets securing the facility at June 30, 2025 totaled $2.4 billion. The maximum amount outstanding on the combined facility during the first six months of 2025 was $878.6 million. As of June 30, 2025, $172.2 million was outstanding on the revolving credit facility, in addition to $706.4 million that was outstanding on the term loan portion of the facility. Also at June 30, 2025, there was approximately $171.4 million, net of letters of credit, available for borrowing under the line of credit.
In April 2024, Centuri successfully completed the Centuri IPO. In May 2025, and again in June 2025, the Company and Centuri completed secondary public offerings of Centuri common stock owned by the Company. The Company also completed a private placement of Centuri stock owned by the Company as part of the May 2025 transaction. As of June 30, 2025, the Company owned approximately 53.3% of the outstanding shares of Centuri common stock. In July 2025, the Company closed on an additional private placement offering, resulting in the Company owning 52.1% of Centuri. The Company intends to fully dispose of its ownership in Centuri in one or more disposition transactions, including by way of sales of its shares of Centuri common stock, one or more exchange offers for Company shares, or any combination thereof.
Critical Accounting Policies and Estimates
As of June 30, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.

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
Based on the most recent evaluation, as of June 30, 2025, management of Southwest Gas Holdings, Inc. and Southwest Gas, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest Gas’ disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A. As of June 30, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1
Common Stock Purchase Agreement, dated as of May 19, 2025, by and among Southwest Gas Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP. Incorporated by reference to Exhibit 10.2 to Form 8-K dated May 22, 2025. File No. 001-37976.

Exhibit 10.2
Common Stock Purchase Agreement, dated as of June 13, 2025, by and among Southwest Gas Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP. Incorporated by reference to Exhibit 10.2 to Form 8-K dated June 18, 2025. File No. 001-37976.

Exhibit 10.3
Second Amended and Restated Term Loan Credit Agreement, dated as of June 27, 2025, by and among Southwest Gas Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., BofA Securities, Inc., Wells Fargo Securities, LLC and U.S. Bank National Association as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A. as Syndication Agent, and Wells Fargo Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents. Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2025. File No. 001-37976.

Exhibit 10.4
Revolving Credit Agreement, dated as of June 27, 2025, by and among Southwest Gas Holdings, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Swingline Lender, Bank of America, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents, U.S. Bank National Association, MUFG Bank, Ltd., The Toronto-Dominion Bank, New York Branch, Keybank National Association and Mizuho Bank, Ltd. as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Bookrunners. Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 2, 2025. File No. 001-37976.

Exhibit 10.5
First Amendment to Credit Agreement, dated as of June 27, 2025, to the Revolving Credit Agreement, dated as of August 1, 2024, by and among Southwest Gas Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Swingline Lender. Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2025. File No. 001-37976 and 001-07850.

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended June 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 6, 2025

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 6, 2025

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer

