Form 10-Q
period 2025-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2025-11-05
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 72,182,840 shares as of October 31, 2025.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 31, 2025.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	Icahn investment entities	Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn
AFUDC	Allowance for Funds Used During Construction	IPO	Initial public offering
AOCI	Accumulated Other Comprehensive Income (Loss)	IRRAM	Infrastructure Reliability and Replacement Adjustment Mechanism
ARA	Annual Rate Adjustment	IRS	Internal Revenue Service
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
ATM Program	At-the-market equity offering program	OBBBA	One Big Beautiful Bill Act
Bcf	Billion cubic feet	PBOP	Postretirement Benefits Other than Pensions
Board	Board of Directors of Southwest Gas Holdings, Inc.	PGA	Purchased Gas Adjustment
CEO	Chief Executive Officer	PTY	Post-Test Year
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	PUCN	Public Utilities Commission of Nevada
Centuri IPO	Centuri Initial Public Offering	QRP	Qualified Retirement Plan
CODM	Chief operating decision maker	Reform Act	Private Securities Litigation Reform Act of 1995
COLI	Company-owned life insurance	RNG	Renewable Natural Gas
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	SB	Senate Bill
COYL	Customer-Owned Yard Line	SEC	U.S. Securities and Exchange Commission
CPUC	California Public Utilities Commission	Separation Agreement	That certain Separation Agreement, dated as of April 11, 2024, by and between the Company and Centuri
DCA	Delivery Charge Adjustment	SERP	Supplemental Executive Retirement Plan
DEAA	Deferred Energy Accounting Adjustment	SIM	System Integrity Mechanism
EADIT	Excess accumulated deferred income taxes	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
EPS	Earnings per share	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FERC	Federal Energy Regulatory Commission	Tax Assets Agreement	Unutilized Tax Assets Settlement Agreement
GAAP	Accounting principles generally accepted in the United States	Tax Assets	Unutilized tax assets
GCBA	Gas Cost Balancing Account	TEAM	Tax Expense Adjustor Mechanism
GRA	General Revenues Adjustment	U.S.	United States
Great Basin	Great Basin Gas Transmission Company	UGCE	Unrecovered Gas Cost Expense

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, the impacts of U.S. tax reform including the OBBBA and disposition in any regulatory proceeding and bonus depreciation tax deductions, tariffs, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future capital expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM Program or otherwise, expectations with respect to the use of net proceeds from the Centuri separation transactions, future dividends and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, the effect of any other rate changes or regulatory proceedings, impacts of ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, statements related to the Great Basin 2028 expansion project, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms and the approval of the application for the triennial resource plan, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, including the impact of tariffs, the impact of the ongoing federal U.S. government shutdown on economic conditions, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the ability to collect on outstanding customer accounts receivable in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability to recover or requirement to return, as applicable, and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, potential disallowances by the ACC, the PUCN, the CPUC, and/or the FERC, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, impacts to rate base or otherwise from deferred tax balances, including from IRS gas industry guidelines and the safe harbor method related to tax repairs or otherwise, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in federal policies that affect U.S. relations with other countries, including with respect to taxes, trade policies, and tariffs, changes in capital expenditures and financing, resources/efforts dedicated to construction activities and all other business activities, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation, including from tariffs or otherwise, benefit plan costs and actuarial estimates, other estimates, and changes thereto, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions or continuation thereof related to significant stockholders and their activism, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill, other intangible assets, regulatory approvals for the Great Basin 2028 expansion project along with negotiation and execution of binding transportation agreements and capital construction costs, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2024.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$11,289,621	$10,844,895
Less: accumulated depreciation	(3,025,110)	(2,914,457)
Construction work in progress	231,095	178,647
Net regulated operations plant	8,495,606	8,109,085
Other property and investments, net	172,494	165,448
Current assets:
Cash and cash equivalents	778,631	314,770
Accounts receivable, net of allowances	110,575	203,012
Accrued utility revenue	51,700	96,600
Deferred purchased gas costs	99	13,807
Materials, supplies, and gas inventories	91,154	93,755
Prepaid and other current assets	211,334	141,017
Current assets classified as discontinued operations	—	601,384
Total current assets	1,243,493	1,464,345
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	405,831	395,747
Noncurrent assets classified as discontinued operations	—	1,927,126
Total noncurrent assets	416,986	2,334,028
Total assets	$10,328,579	$12,072,906
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 72,180,889 and 71,782,756 shares)	$73,811	$73,413
Additional paid-in capital	2,893,066	2,721,343
Accumulated other comprehensive loss, net	(37,597)	(49,218)
Retained earnings	999,399	758,649
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,928,679	3,504,187
Noncontrolling interest	—	177,235
Total equity	3,928,679	3,681,422
Redeemable noncontrolling interest	—	7,660
Long-term debt, less current maturities	3,507,120	3,504,477
Total capitalization	7,435,799	7,193,559

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

	September 30, 2025	December 31, 2024
Current liabilities:
Short-term debt	—	680,000
Accounts payable	118,932	190,918
Customer deposits	67,026	63,876
Accrued general taxes	58,594	59,353
Accrued interest	38,503	35,668
Deferred purchased gas costs	356,458	255,398
Dividends declared	44,752	44,505
Other current liabilities	112,519	119,357
Current liabilities classified as discontinued operations	7,919	382,892
Total current liabilities	804,703	1,831,967
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	905,604	857,982
Accumulated removal costs	490,000	472,000
Other deferred credits and other long-term liabilities	692,473	700,672
Noncurrent liabilities classified as discontinued operations	—	1,016,726
Total deferred income taxes and other credits	2,088,077	3,047,380
Total capitalization and liabilities	$10,328,579	$12,072,906
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Regulated operations revenues	$316,911	$359,131	$1,459,645	$1,922,157
Total operating revenues	316,911	359,131	1,459,645	1,922,157
Operating expenses:
Net cost of gas sold	42,685	111,712	429,398	984,188
Operations and maintenance	134,777	130,861	402,945	394,957
Depreciation and amortization	79,073	74,153	241,703	220,663
Taxes other than income taxes	23,368	22,283	70,379	66,414
Total operating expenses	279,903	339,009	1,144,425	1,666,222
Operating income	37,008	20,122	315,220	255,935
Other income and (expenses):
Net interest deductions	(49,003)	(53,806)	(156,787)	(152,452)
Other income	15,367	16,599	42,629	48,918
Total other (expenses)	(33,636)	(37,207)	(114,158)	(103,534)
Income (loss) from continuing operations before income taxes	3,372	(17,085)	201,062	152,401
Income tax expense (benefit)	(803)	(7,858)	36,059	18,259
Income (loss) from continuing operations	4,175	(9,227)	165,003	134,142
Income (loss) from discontinued operations, net of income tax	263,784	11,890	201,814	(23,707)
Net income	267,959	2,663	366,817	110,435
Net income (loss) attributable to noncontrolling interests	(2,517)	2,374	(4,646)	4,076
Net income attributable to Southwest Gas Holdings, Inc.	$270,476	$289	$371,463	$106,359

Basic earnings (loss) per share:
Continuing operations	$0.06	$(0.13)	$2.29	$1.87
Discontinued operations	3.69	0.13	2.86	(0.39)
Net earnings per share - basic	$3.75	$—	$5.15	$1.48

Diluted earnings (loss) per share:
Continuing operations	$0.06	$(0.13)	$2.28	$1.87
Discontinued operations	3.68	0.13	2.86	(0.39)
Net earnings per share - diluted	$3.74	$—	$5.14	$1.48

Weighted average shares:
Basic	72,209	71,880	72,104	71,816
Diluted	72,405	72,086	72,265	71,994
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$267,959	$2,663	$366,817	$110,435
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $33 and $33, respectively	33	33	99	99
Amortization of net actuarial loss, net of tax of $226, $458, $678 and $1,375, respectively	717	1,452	2,152	4,355
Regulatory adjustment, net of tax of ($153), ($347), ($457) and ($1,043), respectively	(481)	(1,101)	(1,447)	(3,300)
Net defined benefit pension plans, net of tax	269	384	804	1,154
Other comprehensive income (loss) related to discontinued operations	(1,662)	1,675	5,153	(2,296)
Total other comprehensive income (loss), net of tax	(1,393)	2,059	5,957	(1,142)
Comprehensive income	266,566	4,722	372,774	109,293
Comprehensive income (loss) attributable to noncontrolling interests	(3,313)	2,693	(4,357)	4,226
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$269,879	$2,029	$377,131	$105,067
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$366,817	$110,435
Less: Income (loss) from discontinued operations, net of income tax	201,814	(23,707)
Income from continuing operations, net of income tax	165,003	134,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,703	220,663
Deferred income taxes	48,141	38,601
Gains on sale of property and equipment	(1,604)	—
Changes in undistributed stock compensation	9,992	8,021
Equity AFUDC	(4,412)	(5,548)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	92,437	137,655
Accrued utility revenue	44,900	45,200
Deferred purchased gas costs	114,768	678,478
Accounts payable	(65,842)	(103,869)
Accrued taxes	(364)	8,193
Other current assets and liabilities	(73,000)	(37,508)
Changes in deferred charges and other assets	(42,386)	(37,054)
Changes in other liabilities and deferred credits	(20,200)	(24,496)
Net cash provided by operating activities of continuing operations	509,136	1,062,478
Net cash provided (used) by operating activities of discontinued operations	(34,628)	91,858
Net cash provided by operating activities	474,508	1,154,336
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(570,351)	(643,720)
Proceeds from the sale of property	5,306	21,377
Changes in customer advances	3,246	(4,804)
Other	307	(884)
Net cash used in investing activities of continuing operations	(561,492)	(628,031)
Net cash provided (used) in investing activities of discontinued operations (1)	776,678	(59,291)
Net cash provided (used) in investing activities	215,186	(687,322)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	17,682	6,681
Dividends paid	(133,855)	(133,285)
Change in short-term portion of credit facility	(130,000)	34,500
Repayment of short-term debt	(550,000)	—
Withholding remittance - share-based compensation	(2,613)	(1,800)
Other, including principal payments on finance leases	(4,283)	(3,636)
Net cash used in financing activities of continuing operations	(803,069)	(97,540)
Net cash provided (used) in financing activities of discontinued operations	528,344	(19,225)
Net cash used in financing activities	(274,725)	(116,765)
Effects of currency translation in discontinued operations	(127)	(142)
Change in cash and cash equivalents, including discontinued operations	414,842	350,107
Cash and cash equivalents, including discontinued operations, at beginning of period	363,789	106,536
Cash and cash equivalents, including discontinued operations, at end of period	$778,631	$456,643
(1) Includes change in cash and cash equivalent of Centuri of $49 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$148,776	$145,104
Interest paid, net of amounts capitalized - discontinued operations	$43,300	$59,031
Interest paid, net of amounts capitalized	$192,076	$204,135

Income taxes (benefit) paid, net - continuing operations	$—	$(2,259)
Income taxes paid, net - discontinued operations	$29,237	$10,367
Income taxes paid, net	$29,237	$8,108

Decrease of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$(800)	$(17,000)
Decrease of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	$(9,186)	$(11,087)
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(9,986)	$(28,087)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	73,541	2,726,758	(48,866)	827,453	3,578,886	172,559	3,751,445
Net loss	—	—	—	—	(12,883)	(12,883)	—	(12,883)
Common stock issuances	67	67	7,016	—	—	7,083	—	7,083
Dividends declared ($0.62 per share)	—	—	—	—	(44,847)	(44,847)	—	(44,847)
Centuri stock sales and other (1)	—	—	138,907	1,598	—	140,505	264,996	405,501
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	2,528	2,528
Foreign currency exchange translation adjustment	—	—	—	5,646	—	5,646	1,065	6,711
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267	—	267
Balance, June 30, 2025	71,978	73,608	2,872,681	(41,355)	769,723	3,674,657	441,148	4,115,805
Net income	—	—	—	—	270,476	270,476	—	270,476
Common stock issuances	203	203	18,505	—	—	18,708	—	18,708
Dividends declared ($0.62 per share)	—	—	—	—	(45,016)	(45,016)	—	(45,016)
Centuri stock sales and other (1)	—	—	1,880	—	4,216	6,096	14,473	20,569
Centuri deconsolidation	—	—	—	4,355	—	4,355	(452,299)	(447,944)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(2,526)	(2,526)
Foreign currency exchange translation adjustment	—	—	—	(866)	—	(866)	(796)	(1,662)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	269	—	269	—	269
Balance, September 30, 2025	72,181	$73,811	$2,893,066	$(37,597)	$999,399	$3,928,679	$—	$3,928,679

(1) Includes the impact of the contributed Tax Assets - see Note 6 - Centuri Separation.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2023	71,564	$73,194	$2,541,790	$(43,787)	$738,839	$3,310,036	$—	$3,310,036
Net income	—	—	—	—	87,737	87,737	—	87,737
Common stock issuances	101	101	1,508	—	—	1,609	—	1,609
Dividends declared ($0.62 per share)	—	—	—	—	(44,699)	(44,699)	—	(44,699)
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—	—	4,187	—	4,187
Foreign currency exchange translation adjustment	—	—	—	(2,819)	—	(2,819)	—	(2,819)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384	—	384
Redemption value adjustments	—	—	—	—	(194)	(194)	—	(194)
Balance, March 31, 2024	71,665	73,295	2,547,485	(46,222)	781,683	3,356,241	—	3,356,241
Net income	—	—	—	—	18,333	18,333	—	18,333
Common stock issuances	44	44	7,902	—	—	7,946	—	7,946
Dividends declared ($0.62 per share)	—	—	—	—	(44,649)	(44,649)	—	(44,649)
Centuri IPO	—	—	154,287	1,204	—	155,491	172,501	327,992
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	1,867	1,867
Foreign currency exchange translation adjustment	—	—	—	(983)	—	(983)	(169)	(1,152)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	386	—	386	—	386
Balance, June 30, 2024	71,709	$73,339	$2,709,674	$(45,615)	$755,367	$3,492,765	$174,199	$3,666,964
Net income	—	—	—	—	289	289	—	289
Common stock issuances	31	31	5,284	—	—	5,315	—	5,315
Dividends declared ($0.62 per share)	—	—	—	—	(44,716)	(44,716)	—	(44,716)
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	2,339	2,339
Foreign currency exchange translation adjustment	—	—	—	1,356	—	1,356	319	1,675
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384	—	384
Balance, September 30, 2024	71,740	$73,370	$2,714,958	$(43,875)	$710,940	$3,455,393	$176,857	$3,632,250
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Regulated operations plant:
Gas plant	$11,289,621	$10,844,895
Less: accumulated depreciation	(3,025,110)	(2,914,457)
Construction work in progress	231,095	178,647
Net regulated operations plant	8,495,606	8,109,085
Other property and investments, net	166,135	159,678
Current assets:
Cash and cash equivalents	181,996	311,073
Accounts receivable, net of allowance	110,575	202,947
Accrued utility revenue	51,700	96,600
Income taxes receivable, net	931	—
Deferred purchased gas costs	99	13,807
Receivable from parent	1,435	—
Materials, supplies, and gas inventories	91,154	93,755
Prepaid and other current assets	210,984	140,873
Total current assets	648,874	859,055
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	403,707	394,852
Total noncurrent assets	414,862	406,007
Total assets	$9,725,477	$9,533,825
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,171,752	2,165,002
Accumulated other comprehensive loss, net	(37,597)	(38,401)
Retained earnings	1,233,196	1,096,149
Total equity	3,416,463	3,271,862
Long-term debt, less current maturities	3,507,120	3,504,477
Total capitalization	6,923,583	6,776,339
Current liabilities:
Accounts payable	118,231	190,612
Customer deposits	67,026	63,876
Accrued general taxes	58,594	59,353
Accrued interest	38,503	35,460
Deferred purchased gas costs	356,458	255,398
Payable to parent	—	370
Dividends declared	—	44,600
Other current liabilities	112,466	119,357
Total current liabilities	751,278	769,026
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	872,344	819,973
Accumulated removal costs	490,000	472,000
Other deferred credits and other long-term liabilities	688,272	696,487
Total deferred income taxes and other credits	2,050,616	1,988,460
Total capitalization and liabilities	$9,725,477	$9,533,825
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Regulated operations revenues	$316,911	$359,131	$1,459,645	$1,922,157
Operating expenses:
Net cost of gas sold	42,685	111,712	429,398	984,188
Operations and maintenance	133,808	129,736	399,867	390,229
Depreciation and amortization	79,073	74,153	241,703	220,663
Taxes other than income taxes	23,368	22,283	70,379	66,414
Total operating expenses	278,934	337,884	1,141,347	1,661,494
Operating income	37,977	21,247	318,298	260,663
Other income and (expenses):
Net interest deductions	(46,156)	(42,312)	(135,524)	(118,595)
Other income	13,277	16,665	40,385	48,976
Total other (expenses)	(32,879)	(25,647)	(95,139)	(69,619)
Income (loss) before income taxes	5,098	(4,400)	223,159	191,044
Income tax expense (benefit)	(422)	(4,972)	41,020	27,053
Net income	$5,520	$572	$182,139	$163,991
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,520	$572	$182,139	$163,991
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $33 and $33, respectively	33	33	99	99
Amortization of net actuarial loss, net of tax of $226, $458, $678 and $1,375, respectively	717	1,452	2,152	4,355
Regulatory adjustment, net of tax of ($153), ($347), ($457) and ($1,043), respectively	(481)	(1,101)	(1,447)	(3,300)
Net defined benefit pension plans, net of tax	269	384	804	1,154
Total other comprehensive income, net of tax	269	384	804	1,154
Comprehensive income	$5,789	$956	$182,943	$165,145
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$182,139	$163,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,703	220,663
Deferred income taxes	52,890	47,061
Gain on sale of property	(1,604)	—
Changes in undistributed stock compensation	8,879	6,901
Equity AFUDC	(4,412)	(5,548)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	92,372	137,635
Accrued utility revenue	44,900	45,200
Deferred purchased gas costs	114,768	678,478
Accounts payable	(66,237)	(103,708)
Accrued taxes	(1,757)	5,935
Other current assets and liabilities	(74,382)	(38,518)
Changes in deferred charges and other assets	(42,684)	(39,098)
Changes in other liabilities and deferred credits	(20,216)	(24,537)
Net cash provided by operating activities	526,359	1,094,455
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(570,351)	(643,720)
Proceeds from the sale of property	5,306	21,377
Changes in customer advances	3,246	(4,804)
Other	940	244
Net cash used in investing activities	(560,859)	(626,903)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	(89,209)	(133,500)
Withholding remittance - share-based compensation	(2,613)	(1,801)
Other, including principal payments on finance leases	(2,755)	(1,752)
Net cash used in financing activities	(94,577)	(137,053)
Change in cash and cash equivalents	(129,077)	330,499
Cash and cash equivalents at beginning of period	311,073	71,154
Cash and cash equivalents at end of period	$181,996	$401,653
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$128,858	$111,610
Income taxes paid, net	$1,006	$—
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(800)	$(17,000)
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Thousands of dollars)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	$(38,401)	$1,096,149	$3,271,862
Net income	—	—	—	—	142,942	142,942
Share-based compensation	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	49,112	2,167,118	(38,133)	1,238,775	3,416,872
Net income	—	—	—	—	33,677	33,677
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(44,609)	(44,609)
Share-based compensation	—	—	2,249	—	(83)	2,166
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267
Balance, June 30, 2025	47,482	49,112	2,169,367	(37,866)	1,227,760	3,408,373
Net income	—	—	—	—	5,520	5,520
Share-based compensation	—	—	2,385	—	(84)	2,301
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	269	—	269
Balance, September 30, 2025	47,482	$49,112	$2,171,752	$(37,597)	$1,233,196	$3,416,463

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2023	47,482	$49,112	$2,156,577	(40,548)	$1,018,474	$3,183,615
Net income	—	—	—	—	135,825	135,825
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(41,699)	(41,699)
Share-based compensation	—	—	(259)	—	(327)	(586)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384
Balance, March 31, 2024	47,482	49,112	2,156,318	(40,164)	1,112,273	3,277,539
Net income	—	—	—	—	27,594	27,594
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(52,101)	(52,101)
Share-based compensation	—	—	4,217	—	(100)	4,117
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	386	—	386
Balance, June 30, 2024	47,482	49,112	2,160,535	(39,778)	1,087,666	3,257,535
Net income	—	—	—	—	572	572
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(44,500)	(44,500)
Share-based compensation	—	—	1,661	—	(90)	1,571
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	384	—	384
Balance, September 30, 2024	47,482	$49,112	$2,162,196	$(39,394)	$1,043,648	$3,215,562
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Note 1 – Background and Organization
Nature of Operations. The Company, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas; and until April 22, 2024, all of the shares of common stock of Centuri. The Company’s common stock trades under the ticker symbol “SWX.”
The Company’s businesses were managed within two separate reportable segments until August 2025, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After August 2025, our business is solely comprised of our Natural Gas Distribution segment (see Note 7 – Segment Information).
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
As part of a simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. Following the Centuri IPO, the Company owned approximately 81% of Centuri. From May 2025 through September 2025, the Company completed a series of secondary public offerings and private placements of its holdings of Centuri common stock and, on September 5, 2025, completed a sale of its remaining shares. The Company’s sale of Centuri (which represents the entirety of the Company’s Utility Infrastructure Services segment) met the criteria to be presented as discontinued operations in accordance with U.S. GAAP. See also Note 2 – Summary of Significant Accounting Policies and Note 6 - Centuri Separation.
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
Discontinued Operations. On August 11, 2025, the Company completed a secondary public offering and a concurrent private placement transaction with Icahn investment entities. These transactions resulted in the sale of a combined total of 18,823,500 shares of Centuri common stock previously held by the Company (see Note 6 - Centuri Separation). Following the completion of these transactions, the Company no longer maintained a controlling financial interest in Centuri. Accordingly, Centuri’s assets, liabilities, and results of operations are no longer included in the Company’s consolidated financial statements.
In addition, the sale of Centuri, which comprised the Company’s Utility Infrastructure Services segment, represents a strategic shift that has a significant impact on the Company’s operations and financial results. Therefore, Centuri meets the criteria to be reported as discontinued operations in accordance with U.S. GAAP. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Assets and liabilities of the discontinued operations are aggregated and reported separately on the Condensed Consolidated Balance Sheets as of December 31, 2024. Unless otherwise noted, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Utility Infrastructure Services segment, and we have recast prior period amounts to reflect discontinued operations.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	September 30, 2025	December 31, 2024
Net cash surrender value of COLI policies	$161,717	$155,199
Other property	4,418	4,479
Total Southwest Gas Corporation	166,135	159,678
Other property and investments	6,359	5,770
Total Southwest Gas Holdings, Inc.	$172,494	$165,448
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, $82.7 million and $32.4 million related to a regulatory asset associated with the Arizona decoupling mechanism as of September 30, 2025 and December 31, 2024, respectively.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	2025	2024
Southwest Gas Corporation:
Change in COLI policies	$2,700	$3,200	$6,500	$7,800
Interest income	5,688	8,736	17,315	27,649
Equity AFUDC	1,501	1,874	4,412	5,548
Other components of net periodic benefit cost	4,369	4,131	13,106	12,392
Miscellaneous income and (expense)	(981)	(1,276)	(948)	(4,413)
Southwest Gas Corporation - total other income (deductions)	13,277	16,665	40,385	48,976
Southwest Gas Holdings, Inc.:
Corporate and administrative	2,090	(66)	2,244	(58)
Southwest Gas Holdings, Inc. – total other income (deductions)	$15,367	$16,599	$42,629	$48,918
Interest income primarily relates to Southwest Gas’ regulatory asset balances, including its deferred purchased gas cost mechanisms. Interest income is earned on asset balances and interest expense is incurred on liability balances. Corporate and administrative costs are those incurred directly by the parent entity, Southwest Gas Holdings. Refer also to Note 5 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Weighted average basic shares	72,209	71,880	72,104	71,816
Effect of dilutive securities:
Restricted stock units (1)(2)	196	206	161	178
Weighted average diluted shares	72,405	72,086	72,265	71,994
(1) The number of securities included 161,000 and 165,000 performance stock units during the three months ended September 30, 2025 and September 30, 2024. During the nine months ended September 30, 2025 and September 30, 2024, respectively, the number of securities included 136,000 and 148,000 performance stock units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares from continuing operations during the three months ended September 30, 2024 is 206,000 and from discontinued operations during the nine months ended September 30, 2024 is 178,000, respectively.
Income Taxes. The Company’s effective tax rate was (23.8)% for the three months ended September 30, 2025, compared to 46.0% for the corresponding period in 2024, primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and COLI. The Company’s effective tax rate was 17.9% for the nine months ended September 30, 2025, compared to 12.0% for the corresponding period in 2024, primarily due to pre-tax income differences, amortization of excess deferred income taxes, and COLI.
Southwest Gas’ effective tax rate was (8.3)% for the three months ended September 30, 2025, compared to 113.0% for the corresponding period in 2024, primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and COLI. Southwest Gas’ effective tax rate was 18.4% for the nine months ended September 30, 2025, compared to 14.2% in the corresponding period in 2024 primarily due to pre-tax income differences, the amortization of excess accumulated deferred income taxes, and COLI.
On July 4, 2025, the OBBBA was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company and Southwest Gas have determined that the new legislation does not materially impact the results of operations.
Recent Accounting Standards Updates.
Recently issued accounting pronouncements that will be effective in 2025 and thereafter:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for enhanced disclosures primarily related to changes in the effective income tax rate reconciliation and information regarding income taxes paid. The update is effective for annual periods beginning after December 15, 2024. Management plans to adopt ASU 2023-09 beginning with the fourth quarter of fiscal 2025 and utilize the retrospective application. The adoption of this ASU is not expected to have a material impact the Company’s and Southwest Gas’ disclosures.
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
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The update is effective for annual periods beginning after December 15, 2025; early adoption is permitted. Management plans to adopt ASU 2025-05 beginning with the fourth quarter of fiscal 2025 and utilize the practical expedient provided therein. The adoption of this ASU is not expected to have a material impact on the Company’s or Southwest Gas’ financial position or results of operations.
In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ consolidated financial statements.
Note 3 – Revenue
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Company and Southwest Gas, include revenue from contracts with customers, which is shown below, disaggregated by customer type, in addition to other categories of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	2025	2024
Residential	$168,742	$189,156	$969,225	$1,283,945
Small commercial	50,564	70,708	252,953	387,793
Large commercial	16,758	20,569	56,394	87,895
Industrial/other	9,695	13,443	33,836	49,737
Transportation	28,226	27,515	87,195	82,875
Revenue from contracts with customers	273,985	321,391	1,399,603	1,892,245
Alternative revenue program revenues	40,064	34,341	52,568	17,978
Other revenues (1)	2,862	3,399	7,474	11,934
Total Regulated operations revenues	$316,911	$359,131	$1,459,645	$1,922,157
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
Note 4 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Thousands of dollars)
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Southwest Gas long-term debt	$3,532,500	$3,236,584	$3,532,500	$3,121,449
Unamortized discount and debt issuance costs	(25,380)		(28,023)
Southwest Gas Holdings, Inc. and Southwest Gas Corporation total long-term debt (no current maturities)	$3,507,120		$3,504,477
Southwest Gas has a $400 million revolving credit facility that is scheduled to expire in August 2029. Southwest Gas designates $150 million of associated capacity as long-term debt and the remaining $250 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. At September 30, 2025, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At September 30, 2025, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Short-Term Debt
In June 2025, Southwest Gas Holdings entered into a new $300 million revolving credit agreement that matures in August 2029, replacing Southwest Gas Holdings’ existing $300 million credit facility that was set to expire in December 2026. At September 30, 2025, the applicable margin is 1.25% for loans bearing interest to SOFR and 0.25% for loans bearing interest with reference to the alternative base. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. The revolving credit agreement also contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million. At September 30, 2025, there were no borrowings outstanding under this credit facility.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

In August 2024, Southwest Gas Holdings entered into a $550 million term loan that had been set to mature in July 2025. In June 2025, Southwest Gas Holdings entered into a second amended and restated term loan credit agreement, extending the maturity date of this agreement to June 2026 and excluding Centuri and its subsidiaries from certain material representations, covenants, and events of default. Prior to the execution of the amendment, Southwest Gas Holdings prepaid a portion of the indebtedness, decreasing the balance from $550 million to $225 million, utilizing proceeds received from the Centuri separation transactions. In August 2025, Southwest Gas Holdings paid the remaining balance of $225 million utilizing proceeds received from additional Centuri separation transactions. See Note 6 - Centuri Separation.
The weighted average interest rate of all short-term borrowings is 5.63% at December 31, 2024. There were no short-term borrowings at September 30, 2025.
Note 5 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three and nine months ended September 30, 2025 and 2024 are presented in the following tables.

	Three Months Ended September 30,
	2025			2024
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP

Service cost	$6,099	$58	$292	$7,063	$61	$322
Interest cost	16,397	596	856	15,097	542	794
Expected return on plan assets	(22,582)	—	(623)	(21,953)	—	(565)
Amortization of prior service costs	—	—	44	—	—	44
Amortization of net actuarial loss (gain)	751	270	(78)	1,577	333	—
Net periodic benefit cost	$665	$924	$491	$1,784	$936	$595

	Nine Months Ended September 30,
	2025			2024
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP

Service cost	$18,296	$174	$876	$21,189	$183	$966
Interest cost	49,191	1,788	2,569	45,291	1,626	2,383
Expected return on plan assets	(67,745)	—	(1,871)	(65,859)	—	(1,695)
Amortization of prior service costs	—	—	132	—	—	132
Amortization of net actuarial loss (gain)	2,255	810	(235)	4,731	999	—
Net periodic benefit cost	$1,997	$2,772	$1,471	$5,352	$2,808	$1,786
Note 6 - Centuri Separation
In April 2024, the Company and Centuri announced the completion of the Centuri IPO, prior to which Centuri was a wholly owned subsidiary of the Company. Immediately upon the completion of the Centuri IPO, the Company continued to own approximately 81% of the outstanding shares of common stock of Centuri.
In May 2025, the Company completed a secondary public offering of 10,350,000 shares of Centuri’s common stock owned by the Company (inclusive of 1,350,000 shares related to the exercise of the overallotment option) at a price of $17.50 per share. In addition, the Company sold 2,857,142 shares at a price equal to the public offering price to the Icahn investment entities in a concurrent private placement. The net proceeds to the Company from this public offering and concurrent private placement, after deducting underwriting discounts and commissions of $6.6 million and other fees, were approximately $224.6 million.
In June 2025, the Company completed an additional secondary public offering of 11,212,500 shares of Centuri’s common stock owned by the Company (inclusive of 1,462,500 shares related to the exercise of the overallotment option) at a price of $20.75 per share. The net proceeds to the Company from the public offering, after deducting underwriting discounts and commissions of $8.6 million and other fees, were approximately $224.1 million. In addition, in July 2025 the Company closed the concurrent private placement sale of an additional 1,060,240 shares at a price equal to the June 2025 Centuri public offering price, with

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Icahn investment entities. The net proceeds to the Company from this concurrent private placement were approximately $22.0 million. After completion of the June 2025 public offering and July 2025 private placement, the Company owned approximately 52.1% of the then-outstanding Centuri common stock.
On August 11, 2025, the Company completed an additional secondary public offering and concurrent private placement sale with Icahn investment entities for a combined total of 18,823,500 shares of Centuri common stock owned by the Company at a price of $19.50 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions of $11.8 million and other fees, were approximately $355.2 million. The Company used the proceeds for the repayment of outstanding indebtedness, the third quarter dividends to stockholders, and will use the remainder for general corporate purposes (see Note 4 – Debt). After completion of the offering and concurrent private placement, the Company owned approximately 30.9% of the then-outstanding Centuri common stock, and, therefore, no longer had a controlling financial interest in Centuri. As a result, the Company met the requirements for the deconsolidation of Centuri. In addition, the sale of Centuri, which comprised the Company’s Utility Infrastructure Services segment, represents a strategic shift that has a significant impact on the Company’s operations and financial results. Therefore, the sale meets the criteria to be reported as discontinued operations in accordance with U.S. GAAP. Accordingly, the historical financial results of Centuri, for all periods presented, are reflected in the Condensed Consolidated Financial Statements as discontinued operations. On August 11, 2025, following the deconsolidation of Centuri, the Company remeasured its retained 30.9% ownership interest at fair value. This remeasurement resulted in a gain of $230.4 million, which was included in the total gain recognized upon deconsolidation further described below. Subsequent to this date, the Company elected to continue measuring its retained interest, accounted for under the equity method, at fair value through the date of final disposition on September 5, 2025. Upon final disposition, the Company recognized a loss of $9.7 million. After considering the initial fair value adjustment, the Company recorded a net gain of $220.7 million related to the disposition on its retained interest in Centuri.
On September 5, 2025, the Company completed a final additional secondary public offering of 27,362,210 shares of Centuri common stock owned by the Company at a price of $19.18 per share. After completion of the offering, the Company no longer owns any shares of Centuri common stock and no longer has governance rights afforded to it under the Separation Agreement, including the right to nominate any of Centuri’s directors and any remaining consent rights over certain of Centuri’s corporate actions. The net proceeds to the Company from the public offering, after deducting other fees of approximately $900,000, were approximately $524.0 million.
Centuri did not receive any of the proceeds from the series of public offerings or private placements subsequent to the Centuri IPO. The Company expects to use the proceeds for general corporate purposes including support for future capital investments at Southwest Gas as well as the potential 2028 expansion of Great Basin, and future dividend payments to stockholders that would otherwise have been funded by Southwest Gas.
The following table presents the net proceeds received by the Company for the sale of Centuri common stock subsequent to the Centuri IPO:

Secondary Offering Information	Net Proceeds (in million) (1)
May 22, 2025 public offering and private placement	$224.6
June 18, 2025 public offering	224.1
July 8, 2025 private placement	22.0
August 11, 2025 public offering and private placement	355.2
September 5, 2025 public offering	524.0
Total	$1,349.9
(1) Net proceeds, net of transaction costs

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Discontinued Operations
The gain on deconsolidation as of August 11, 2025 is calculated as follows (in thousands):

Fair value of the retained investment in Centuri (1)	$533,636
Net proceeds received from the August 11, 2025 public offering and private placement	355,220
Carrying value of noncontrolling interest attributable to Centuri prior to deconsolidation	460,897
Less: Carrying value of Centuri net assets prior to deconsolidation, including AOCI	(982,396)
Gain on deconsolidation of Centuri before income tax (2)	367,357
Income tax expense	88,566
Gain on deconsolidation of Centuri, net of tax	$278,791
(1) Centuri’s quoted stock price is used for fair value measurement, which is classified as level 1 in the fair value hierarchy as of August 11, 2025.
(2) Includes $136.9 million gain on interest sold and $230.4 million gain on the investment retained.
The following table summarizes the components of assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

(Thousands of dollars)	September 30, 2025	December 31, 2024
Cash	$—	$49,019
Accounts receivable, net of allowances	—	519,610
Other current assets	—	32,755
Total current assets classified as discontinued operations	—	601,384
Other property and investments, net	—	1,025,700
Goodwill	—	770,046
Deferred income taxes	—	52,376
Deferred charges and other assets	—	79,004
Total noncurrent assets classified as discontinued operations	—	1,927,126

Current maturities of long-term debt	—	30,018
Accounts payable	—	140,889
Income tax payable (1)	7,919	—
Other current liabilities	—	211,985
Total current liabilities classified as discontinued operations	7,919	382,892
Long-term debt, less current maturities	—	843,863
Other deferred credits	—	172,863
Total noncurrent liabilities classified as discontinued operations	$—	$1,016,726
(1) Estimated tax payable related to Centuri disposition.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Summarized results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	2025	2024
Utility infrastructure services revenues	$338,981	$720,053	$1,613,113	$1,920,151
Utility infrastructure services expenses	(319,523)	(645,483)	(1,507,543)	(1,771,344)
Depreciation and amortization	(14,947)	(33,208)	(83,393)	(101,912)
Net interest deductions	(15,422)	(23,925)	(51,530)	(70,653)
Gain on deconsolidation	367,357	—	367,357	—
Loss on final disposition of retained interest	(9,688)	—	(9,688)	—
Other income (deductions), net	(9)	160	(136)	900
Income (loss) from discontinued operations before income taxes	346,749	17,597	328,180	(22,858)
Income tax expense	(82,965)	(5,707)	(126,366)	(849)
Net income (loss) from discontinued operations	263,784	11,890	201,814	(23,707)
Net income (loss) attributable to noncontrolling interest	(2,517)	2,374	(4,646)	4,076
Net income (loss) from discontinued operations attributable to Southwest Gas Holdings, Inc.	$266,301	$9,516	$206,460	$(27,783)
During the second quarter 2025, following the May 2025 sale of Centuri common stock, the Company was no longer eligible to include Centuri in its consolidated federal and certain state income tax returns (tax deconsolidation) and the Company’s tax-free spin protection plan expired. As such, the Company could no longer assert the ability to complete a tax-free disposition of its investment in Centuri. This event required the Company to recognize a previously unrecorded deferred tax liability related to the outside basis of its investment in Centuri. The Company recognized tax expense of $14.4 million and $66.8 million for the three-month and nine-month periods ended September 30, 2025, respectively, related to the recognition of outside basis differences. Following the sale of the Company’s remaining shares of Centuri common stock in September 2025, the Company was no longer eligible to include Centuri in its remaining state income tax returns.
The Company recorded a tax benefit of $15.7 million and $22.7 million for the three-month and nine-month periods ended September 30, 2025, respectively, related to deferred tax assets. These benefits reflect state net operating losses that are now expected to be utilized in connection with the disposition of Centuri shares. The combined effect of these items resulted in a net tax benefit of $1.3 million for the three-month period ended September 30, 2025, and a net tax expense of $44.1 million for the nine-month period ended September 30, 2025.
On February 24, 2025, the Company entered into a Tax Assets Agreement with Centuri. The Tax Assets Agreement addresses the Company’s arrangements with Centuri with respect to certain Tax Assets that each company will retain following any deconsolidation for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the Company contributed $56.4 million of Tax Assets to Centuri, which were treated as a deemed capital contribution. This amount is subject to change and will be finalized upon the filing of the 2024 and 2025 final consolidated or combined federal and state income tax returns. Any future changes to the Tax Assets contributed to Centuri will be recorded in discontinued operations.
Note 7 – Segment Information
The Company’s businesses were managed within two separate reportable segments until August 2025, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After August 2025, our business is solely comprised of our Natural Gas Distribution segment, see Note 6 - Centuri Separation. The results of the Utility Infrastructure Services segment are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from continuing operations and segment results for all periods presented. Previously reported results for the Natural Gas Distribution segment were not impacted by the Centuri deconsolidation.
In order to reconcile to net income as disclosed in the Condensed Consolidated Statements of Income, an Other column is included below associated with certain unallocated expenses that represent the corporate and administrative activities associated with Southwest Gas Holdings, such as costs related to the Centuri separation and net interest deductions.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Segment information is presented in a similar manner to how the CODM, the Company’s CEO and President, reviews operating results in assessing performance and allocating resources. The CODM evaluates the performance of the reportable segment based on the segment’s net income (loss). The CODM considers budget-to-actual variances when making decisions about allocating capital and personnel to the segment. The CODM also uses net income (loss) to assess the return on assets of the segment including margin earned and in the compensation of certain employees.
The financial information pertaining to the Natural Gas Distribution segment is as follows:

	Three Months Ended September 30, 2025
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Revenue from contracts with customers	$273,985	$—	$273,985
Alternative revenue program and other revenues	42,926	—	42,926
Total segment revenue	316,911	—	316,911
Less:
Net cost of gas sold	42,685	—	42,685
Operations and maintenance	133,808	969	134,777
Other segment items (1)	135,320	757	136,077
Income (loss) from continuing operations before income taxes	5,098	(1,726)	3,372
Income tax benefit	(422)	(381)	(803)
Income (loss) from continuing operations	$5,520	$(1,345)	4,175
Income from discontinued operations, net of taxes			263,784
Net income			267,959
Net (loss) attributable to noncontrolling interests			(2,517)
Net income attributable to Southwest Gas Holdings, Inc.			$270,476
(1) Other segment items includes: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
Other segment disclosures	Three Months Ended September 30, 2025
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Interest income	$5,688	$—	$5,688
Interest expense	$46,156	$2,847	$49,003
Depreciation and amortization	$79,073	$—	$79,073
Segment assets	$9,725,477	$603,102	$10,328,579
Capital expenditures	$207,894	$—	$207,894

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

	Three Months Ended September 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Revenue from contracts with customers	$321,391	$—	$321,391
Alternative revenue program and other revenues	37,740	—	37,740
Total segment revenue	359,131	—	359,131
Less:
Net cost of gas sold	111,712	—	111,712
Operations and maintenance	129,736	1,125	130,861
Other segment items (1)	122,083	11,560	133,643
Loss from continuing operations before income taxes	(4,400)	(12,685)	(17,085)
Income tax benefit	(4,972)	(2,886)	(7,858)
Income (loss) from continuing operations	$572	$(9,799)	(9,227)
Income from discontinued operations, net of taxes			11,890
Net income			2,663
Net income attributable to noncontrolling interests			2,374
Net income attributable to Southwest Gas Holdings, Inc.			$289
(1) Other segment items includes: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
Other segment disclosures	Three Months Ended September 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Interest income	$8,736	$—	$8,736
Interest expense	$42,312	$11,494	$53,806
Depreciation and amortization	$74,153	$—	$74,153
Capital expenditures	$252,373	$—	$252,373

	As of December 31, 2024
Segment assets	$9,533,825	$10,571	$9,544,396

	Nine Months Ended September 30, 2025
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Revenue from contracts with customers	$1,399,603	$—	$1,399,603
Alternative revenue program and other revenues	60,042	—	60,042
Total segment revenue	1,459,645	—	1,459,645
Less:
Net cost of gas sold	429,398	—	429,398
Operations and maintenance	399,867	3,078	402,945
Other segment items (1)	407,221	19,019	426,240
Income (loss) from continuing operations before income taxes	223,159	(22,097)	201,062
Income tax expense (benefit)	41,020	(4,961)	36,059
Income (loss) from continuing operations	$182,139	(17,136)	165,003
Income from discontinued operations, net of taxes			201,814
Net income			366,817
Net (loss) attributable to noncontrolling interests			(4,646)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Net income attributable to Southwest Gas Holdings, Inc.			$371,463
(1) Other segment items includes: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).

Other segment disclosures	Nine Months Ended September 30, 2025
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Interest income	$17,315	$—	$17,315
Interest expense	$135,524	$21,263	$156,787
Depreciation and amortization	$241,703	$—	$241,703
Segment assets	$9,725,477	$603,102	$10,328,579
Capital expenditures	$570,351	$—	$570,351

	Nine Months Ended September 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Revenue from contracts with customers	$1,892,245	$—	$1,892,245
Alternative revenue program and other revenues	29,912	—	29,912
Total segment revenue	1,922,157	—	1,922,157
Less:
Net cost of gas sold	984,188	—	984,188
Operations and maintenance	390,229	4,728	394,957
Other segment items (1)	356,696	33,915	390,611
Income (loss) from continuing operations before income taxes	191,044	(38,643)	152,401
Income tax expense (benefit)	27,053	(8,794)	18,259
Income (loss) from continuing operations	$163,991	$(29,849)	134,142
Net (loss) from discontinued operations, net of taxes			(23,707)
Net income			110,435
Net income attributable to noncontrolling interests			4,076
Net income attributable to Southwest Gas Holdings, Inc.			$106,359
(1) Other segment items includes: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).

Other segment disclosures	Nine Months Ended September 30, 2024
(Thousands of dollars)	Natural Gas Distribution	Other	Total
Interest income	$27,649	$—	$27,649
Interest expense	$118,595	$33,857	$152,452
Depreciation and amortization	$220,663	$—	$220,663
Capital expenditures	$643,720	$—	$643,720

	As of December 31, 2024
Segment assets	$9,533,825	$10,571	$9,544,396

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas; and until the Centuri IPO in April 22, 2024, all of the shares of common stock of Centuri. The Company’s businesses were managed within two separate reportable segments until August 2025, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After August 2025, our business is solely comprised of our Natural Gas Distribution segment.
Consistent with the Company’s earlier determination to simplify the Company’s portfolio of businesses, the Company determined it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. The Company completed subsequent sales of Centuri stock in May through September 2025. Following the August, 11, 2025 transaction, the Company owned 30.9% of Centuri at which time it no longer had a financial controlling interest in Centuri and therefore met the requirements for deconsolidation. On September 5, 2025, the Company sold its remaining shares of Centuri common stock, and no longer owns any shares of Centuri or has any governance rights afforded to it under the Separation Agreement.
Our business includes Southwest Gas, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas is the largest regulated distributor of natural gas in Arizona and Nevada, and also distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest Gas operates two regulated interstate pipelines serving portions of Nevada and California. Southwest Gas makes investments in infrastructure to support customer demand associated with population growth and economic development activity, and the safe and reliable operation of its system through adherence to pipeline integrity management programs.
As of September 30, 2025, Southwest Gas had approximately 2,276,000 residential, commercial, industrial, and other natural gas customers, of which 1,222,000 customers were located in Arizona, 847,000 in Nevada, and 207,000 in California. Over the past twelve months, first-time meter sets were approximately 40,000, of which 23,000 were added in Arizona, 16,000 in Nevada, and 1,000 in California; compared to 41,000 during the twelve months ended September 30, 2024, of which 23,000 were located in Arizona, 16,000 in Nevada, and 2,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2025, 54% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, 34% in Nevada, and 12% in California. During this same period, Southwest Gas earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future subject to the ultimate outcome of the Great Basin Expansion project. Refer to Potential 2028 Great Basin Expansion Project discussion below.
Southwest Gas recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in U.S. GAAP. Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under PGA mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest Gas’ financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are generally the timing and amount of updated rates (to better align with Southwest Gas’ cost of service and capital investments, including impacts of infrastructure trackers) and customer growth. Public utility commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of gross margin to operating margin, and refer to Rates and Regulatory Proceedings, in this MD&A, for details of various rate proceedings.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Our business may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising or sustained high interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources.
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
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest Gas’ operations and are covered in greater detail in later sections of this MD&A.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months
(In thousands, except per share amounts)	2025	2024	2025	2024
Contribution to net income
Natural Gas Distribution	$5,520	$572	$182,139	$163,991
Corporate and administrative (1)	(1,345)	(9,799)	(17,136)	(29,849)
Income (loss) from continuing operations	4,175	(9,227)	165,003	134,142
Income (loss) from discontinued operations, net of taxes	266,301	9,516	206,460	(27,783)
Net income attributable to Southwest Gas Holdings	$270,476	$289	$371,463	$106,359

Weighted average common shares	72,209	71,880	72,104	71,816

Basic earnings (loss) per share
Continuing operations	$0.06	$(0.13)	$2.29	$1.87
Discontinued operations	3.69	0.13	2.86	(0.39)
Net earnings (loss) per share - basic	$3.75	$—	$5.15	$1.48

Natural Gas Distribution
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$118,141	$91,650	$546,006	$471,235
Plus:
Operations and maintenance (excluding Admin. & General) expense	77,012	81,616	242,538	246,071
Depreciation and amortization expense	79,073	74,153	241,703	220,663
Operating margin	$274,226	$247,419	$1,030,247	$937,969
(1) In connection with the deconsolidation of Centuri, certain amounts in Corporate and administrative that relate to Centuri separation have been reclassified to discontinued operations for all periods presented as applicable.
3rd Quarter 2025 overview and other recent developments

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Southwest Gas Holdings highlights include the following:
•Completed sale of last remaining shares of Centuri common stock through secondary public offerings and private placements resulting in net proceeds of $901.2 million; collective net proceeds used to repay outstanding indebtedness and the third quarter dividends to stockholders, with expectation to use the remainder for general corporate purposes including support for the potential 2028 Great Basin expansion
•Finished the third quarter of 2025 with approximately $779 million of cash on a consolidated basis; the Company does not expect to issue equity in 2025
Natural gas distribution highlights include the following:
•Year-to-date gross margin of $546 million and operating margin of $1.0 billion
•40,000 first-time meters sets occurred over the past 12 months, resulting in a 1.8% growth rate
•Finished the quarter with over $182 million in cash (given collection of previously deferred purchased gas costs)
•$570.4 million capital investment year-to-date
Results of Operations
Southwest Gas’ revenues and cost of gas sold can change depending on natural gas cost included in customer rates, but these changes do not directly affect the company’s profits. Regulatory commissions have set up mechanisms that allow Southwest Gas to adjust customer rates to reflect fluctuations in natural gas cost.
If the actual cost of gas differs from what is recovered through customer rates, the difference is recorded as a deferred amount.
•If Southwest has under-recovered costs, it records a regulatory asset along with interest income.
•If Southwest has over-recovered costs, it records a regulatory liability along with interest expense.
These deferred amounts are either refunded to or recovered from customers during periods approved by the regulatory commissions.
Results of Natural Gas Distribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	2025	2024	2025	2024
Regulated operations revenues	$316,911	$359,131	$1,459,645	$1,922,157
Net cost of gas sold	42,685	111,712	429,398	984,188
Operating margin	274,226	247,419	1,030,247	937,969
Operations and maintenance expense	133,808	129,736	399,867	390,229
Depreciation and amortization	79,073	74,153	241,703	220,663
Taxes other than income taxes	23,368	22,283	70,379	66,414
Operating income	37,977	21,247	318,298	260,663
Other income	13,277	16,665	40,385	48,976
Net interest deductions	46,156	42,312	135,524	118,595
Income (loss) before income taxes	5,098	(4,400)	223,159	191,044
Income tax expense (benefit)	(422)	(4,972)	41,020	27,053
Contribution to consolidated results	$5,520	$572	$182,139	$163,991
In the three months ended September 30, 2025 compared to the same period in 2024, the increase in net income of $4.9 million was primarily due to:
•$26.8 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across all our territories adding approximately $22.3 million of incremental margin and $1.6 million attributable to customer growth. Customer growth is reflective of approximately 40,000 first-time meter sets added during the last twelve months. The combined impacts of increases in recovery/return associated with regulatory accounts balances and the variable interest expense adjustment mechanism in Nevada also resulted in incremental margin between comparable periods.
Partially offset by:
•$4.9 million, or 7%, higher Depreciation and amortization expense reflecting a $663.4 million, or 6%, increase in average gas plant in service since the corresponding third quarter of 2024. The increase in plant was attributable to

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
•$4.6 million higher Income tax expense due to pre-tax income differences, the amortization of excess accumulated deferred income taxes, and COLI.
•$4.1 million higher Operations and maintenance expense primarily attributable to increases in employee-related labor, as well as incentive compensation costs of $3.7 million. These increases were partially offset by reductions in bad debt expense and leak survey and line locating expenses.
•$3.8 million higher Net interest deductions primarily due to amounts incurred on higher over-collected PGA balances for Arizona and Nevada when compared to the same period in 2024.
•$3.4 million lower Other income (which is net of other deductions) primarily driven by a $3.0 million decrease in interest income, reflecting a reduction in carrying charges on regulatory account balances, notably a reduction in under-collected PGA balances related to California when compared to the same period in 2024.
In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in net income of $18.1 million was primarily due to:
•$92.3 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across all our territories adding approximately $73.4 million of incremental margin and $9.2 million attributable to customer growth. Customer growth is reflective of approximately 40,000 first-time meter sets added during the last twelve months. Contributing to the increase is also $6.4 million related to the combined impacts of increases in recovery/return associated with regulatory account balances and $5.2 million attributable to the variable interest expense adjustment mechanism in Nevada (for which amortization is recognized in interest expense).
Partially offset by:
•$21.0 million, or 10%, higher Depreciation and amortization expense reflecting a $710.5 million, or 7%, increase in average gas plant in service since the corresponding third quarter of 2024, in addition to $6.4 million in higher amortization related to regulatory account balances. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
•$16.9 million higher Net interest deductions primarily due to amounts incurred on higher over-collected PGA balances for Arizona and Nevada when compared to the same period in 2024, as well as the impacts of surcharges/surcredits and deferral activity related to a regulatory mechanism associated with Southwest Gas’ industrial development revenue bonds.
•$14.0 million higher Income tax expense due to an increase in pre-tax income compared to the prior period, the amortization of excess accumulated deferred income taxes, and COLI.
•$9.6 million higher Operations and maintenance expense primarily attributable to increases in employee-related labor, as well as incentive compensation costs of $5.6 million, higher insurance costs of $3.8 million, and outside services costs. These increases were partially offset by reductions in bad debt expense and leak survey and line locating expenses.
•$8.6 million lower Other income (which is net of other deductions) primarily driven by a $10.3 million decrease in interest income. This decrease was mainly driven by lower carrying charges on regulatory account balances, most notably a reduction in the under-collected PGA balance for California. Additionally, Arizona and Nevada transitioned from net under-collected balances during the beginning of 2024 to over-collected balances as of September 30, 2024 and remained over-collected for the nine month period ended September 30, 2025. Partially offsetting the decrease was a $1.6 million gain on the sale of certain miscellaneous assets.
•$4.0 million higher Taxes other than income taxes due to an increase in property taxes across all of Southwest Gas’ jurisdictions.
Corporate and Administrative
In the three months ended September 30, 2025 compared to the same period in 2024, the reduction in net loss of $8.5 million was primarily due to:
•$8.6 million lower Net interest deductions primarily driven by the repayment of the $550 million term loan ($225 million outstanding as of June 30, 2025) in August of 2025 (see Note 4 – Debt).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

In the nine months ended September 30, 2025 compared to the same period in 2024, the reduction in net loss of $12.7 million was primarily due to:
•$12.6 million lower Net interest deductions primarily driven by the repayment of the $550 million term loan in June and August of 2025 (see Note 4 – Debt).
Discontinued Operations
In the three months ended September 30, 2025 compared to the same period in 2024, the increase in net income of $256.8 million was primarily due to:
•$367.4 million gain from Centuri deconsolidation, inclusive of a $230.4 million remeasurement gain from adjusting the 30.9% retained interest to fair value as of August 11, 2025. This interest was later sold on September 5, 2025 as described below.
Partially offset by:
•$77.3 million higher income tax expense primarily related to the gain on deconsolidation of Centuri.
•$19.7 million reduction in Centuri’s pre-tax income attributable to the Company.
•$9.7 million loss from the sale of the Company’s 30.9% retained interest on September 5, 2025.
•$3.9 million higher Centuri separation related costs.
In the nine months ended September 30, 2025 compared to the same period in 2024, the increase in net income of $234.2 million was primarily due to:
•$367.4 million gain from Centuri deconsolidation, inclusive of a $230.4 million remeasurement gain from adjusting the 30.9% retained interest to fair value as of August 11, 2025. This interest was later sold on September 5, 2025 as described below.
•$2.0 million reduction in Centuri’s pre-tax loss attributable to the Company.
Partially offset by:
•$125.5 million higher income tax expense primarily related to the gain on deconsolidation of Centuri and federal and certain state income tax deconsolidation.
•$9.7 million loss from the sale of the Company’s 30.9% retained interest on September 5, 2025.
Rates and Regulatory Proceedings
Southwest Gas is subject to the regulation of the ACC, the PUCN, and the CPUC, and two of Southwest Gas’ subsidiaries are subject to regulation by the FERC.
Arizona Jurisdiction
Arizona General Rate Case. Southwest Gas filed its 2024 Arizona rate case application in February 2024, proposing an increase in revenue of approximately $126 million and a return on common equity of 10.15%, relative to a 50% target equity ratio, and a proposed twelve-month post-test year adjustment for non-revenue producing plant to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest Gas’ current level of operations and maintenance expense. The ACC’s final decision in March 2025 authorized an overall annual rate increase of approximately $80.2 million, and a return on common equity of 9.84% relative to a 48.5% equity ratio. Southwest Gas’ proposals for the continuation of full revenue decoupling under the DCA mechanism and a property tax tracking mechanism were approved, but the proposed UGCE mechanism to address timelier recovery of the purchased gas cost portion of uncollectible customer accounts following write-off was ultimately withdrawn in favor of the historical regulatory treatment for uncollectible accounts and related expense. The legacy COYL program was discontinued; however, an application was filed requesting recovery of the associated outstanding revenue requirement of approximately $5.2 million for work through March 2025. Recovery of the outstanding COYL revenue requirement over three years, as requested, was approved by the ACC in September 2025. Rates associated with the ACC’s decision became effective in March 2025, commensurate with the timing of the rate case order.
Initially included as part of the rate case application, Southwest Gas proposed the establishment of the SIM, a capital tracker designed to support non-revenue producing code and regulatory-related infrastructure replacements in Arizona, which was subsequently bifurcated from the rate case application. A settlement agreement supporting implementation of the SIM was reached with the majority of the parties, including a SIM surcharge effective April 1 each year subject to refund, to recover the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

revenue requirement associated with eligible plant placed in service by December 31 of the prior calendar year. The settlement considered by the ACC included a surcharge cap of $0.02 per therm, which represented approximately $150 million of annual SIM-related investment. In July, the ACC modified the settlement to limit SIM-related investments to $50 million annually. Other key provisions of the settlement remain unchanged.
Delivery Charge Adjustment. The DCA, or Arizona decoupling mechanism, as noted above, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker (decoupling mechanism) balance. The most recent filing was made in April 2025 to request a rate to address the under-collected balance of $40.7 million existing as of March 31, 2025. In August, the ACC approved the application, as filed, to recover the under-collected balance of approximately $40.7 million.
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
Line Locate Activity Expenses Application. Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses, allowing Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recent general rate case. In July 2025, the PUCN approved regulatory accounting treatment of the line locate activity expenses, effective January 1, 2025. The proposal did not include carrying charges on the regulatory account balance in order to focus solely on stemming the financial attrition suffered in between rate cases related to this work. Amounts deferred in the regulatory asset will be considered in the next general rate case, where authority to continue regulatory accounting treatment must be requested.
DEAA Modification. Southwest Gas filed an application with the PUCN for approval to adjust the DEAA rates in excess of the maximum allowable adjustment of 2.5 cents per therm contemplated by the Nevada Revised Statutes given the significant over-collected balances of the PGA in both southern and northern Nevada. A stipulation was reached with the parties and approved by the PUCN providing for the implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers effective July 1, 2025. The October 1, 2025 quarterly adjustment was calculated consistent with the statutory cap range resulting in an increased credit rate of $0.22500 in southern Nevada and $0.27500 in northern Nevada. The projected PGA balance for southern Nevada at November 30, 2025 is anticipated to be an over-collection of approximately $206 million and in northern Nevada the balance is anticipated to be an over-collection of approximately $41 million at November 30, 2025. These amounts represent reductions from the existing June 30, 2025 over-collected balances of $229.4 million and $53.5 million for southern and northern Nevada,

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

respectively. This modification is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
Resource Plan. In September 2025, Southwest Gas filed an application seeking approval of its first triennial resource plan, required by October 1, 2025, pursuant to SB 281 (2023). The application seeks approval of certain significant operational or capital requirements, as defined by SB 281, during the three-year action plan period, including two single extension facilities projects in southern Nevada designed to serve more than 2,000 customers, safety-related and system integrity management investments in southern and northern Nevada, and a proposal to commence a vintage 1984/1985 pipe replacement program in southern Nevada. The estimated capital investment associated with these programs is approximately $208 million over the three-year action plan period. The application also seeks approval of an approximate $5 million investment over the action plan period in two new safety-related programs and includes a request to establish regulatory accounting treatment for each program. The natural gas alarm pilot program proposes the purchase and installation of approximately 10,000 natural gas alarms in high occupancy facilities across Southwest Gas’ southern and northern Nevada service territories and the meter protection program proposes the purchase and installation of meter snow shelters to enhance the protection of existing meters in heavy snow load areas in Southwest Gas’ northern Nevada service territory around Lake Tahoe. Southwest Gas is seeking approval to extend the currently authorized COYL replacement program, including the annual statewide capital investment amount of $5 million, and associated regulatory accounting treatment beyond the current program sunset date of July 30, 2027, through the end of 2028. Also included in the application is a request for approval of Southwest Gas’ customer demand forecasting methodology for the applicable three-year action plan period. With respect to gas resources, Southwest Gas requested modification of its currently authorized price cap of $14/dekatherm to $25/dekatherm for RNG purchases to better align with evolving RNG market conditions and to extend its current contract term length and purchasing authority for RNG beyond the currently approved date of December 31, 2029. The application also requests authority to purchase responsibly sourced gas in the form of carbon capture and storage-enabled natural gas for incorporation into Southwest Gas’ gas supply portfolio to meet up to 5% of its normal weather demand in northern and southern Nevada. Southwest Gas also seeks approval of a demand-side management plan and proposed activities and programs, with a total statewide budget of $9.8 million over the three-year action plan period, to promote energy efficiency and conservation. Southwest Gas expects a decision in April 2026.
California Jurisdiction
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 related to a future test year (2026), originally proposing a statewide revenue increase of approximately $49 million. Southwest Gas later updated its request to $43.7 million through supplemental testimony, requesting a revised revenue increase of $36.6 million for the southern California rate jurisdiction, a decrease of $2.8 million for the northern California rate jurisdiction, and an increase of $9.8 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase compared to the 11.16% currently authorized. A continuation of Southwest Gas’ 2.75% PTY margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the automatic trigger mechanism in lieu of annual cost of capital filings. Southwest Gas’ filing also includes a risk-based decision-making framework, proposing the continuation of the targeted pipe replacement program, the meter protection program, and COYL Program, along with the addition of a new annual leak survey program, collectively, under the IRRAM umbrella. Authority to establish a damage prevention cost balancing account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest Gas’ northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction was also proposed. The Public Advocate's Office (Cal Advocates) filed direct testimony April 4, 2025 recommending a statewide revenue increase of approximately $26 million based on a capital structure consisting of 48% common equity and 52% long-term debt, as well as support for the continuation of the 2.75% PTY margin attrition adjustment as well as the automatic trigger mechanism. Cal Advocates also supported Southwest Gas’ proposed infrastructure investments under the IRRAM, though the level of overall investment was slightly lower than the amount proposed by Southwest Gas. As a result of constructive settlement discussions, Southwest Gas and Cal Advocates successfully reached a partial settlement and agreed to litigate the outstanding issues, limited to capital structure, return on equity and the resultant overall rate of return. The limited-issue hearing was held on July 29, 2025. The all-party partial settlement filed in September 2025 included an agreed-to revenue increase of $39.5 million, before consideration of the litigated capital structure and cost of capital issues. Southwest Gas anticipates a final decision in the fourth quarter of 2025, and new rates are expected to be effective in January 2026. The CPUC granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026 through the effective date of the CPUC’s final decision in the event the decision is issued after January 1, 2026. This will allow Southwest Gas to track changes in the revenue requirement beginning January 1, 2026.
Attrition Filing. Following the 2021 implementation of rates approved as part of the previous general rate case, the continuation of annual PTY margin attrition increases of 2.75% began in January 2022. The most recent annual margin attrition

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

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
Potential 2028 Great Basin Expansion Project. In response to inquiries related to available capacity and changing market needs, Great Basin posted notice of a Binding Open Season for a 2028 system expansion. The Binding Open Season, initially scheduled from January 28, 2025 through April 30, 2025 to determine the level of interest of existing and potential shippers for new or additional firm transportation service, was extended through June 2025 to allow for consideration of alternative in-service date requests as part of the bids, and resulted in a potential incremental capacity of up to ~1.76 Bcf of demand per day. Precedent agreements have been tendered to the potential shippers and the level of commitment for the project is anticipated to be determined in the fourth quarter of 2025.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of September 30, 2025, over-collections in Southwest Gas’ Arizona and Nevada service territories resulted in a liability of approximately $356 million and under-collections in California resulted in an asset balance of approximately $99,000 on the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets. The over-collected balances in the table below reflect the impacts related to specific recovery rates under existing mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.
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
The following table presents Southwest Gas’ outstanding PGA, including accrued purchased gas costs, balances receivable/(payable):

(Thousands of dollars)	September 30, 2025	December 31, 2024	September 30, 2024
Arizona	$(73,717)	$(47,700)	$(36,187)
Nevada	(282,741)	(207,698)	(186,684)
California	99	13,807	9,699
	$(356,359)	$(241,591)	$(213,172)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations have provided a substantial portion of cash used in investing activities (primarily for capital expenditures and property additions). In recent years, Southwest Gas has undertaken substantial pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. This activity has necessitated the issuance of both debt and equity securities to supplement cash flows from operations, before cash reserves built up at the utility in more recent periods, including from collections under the PGA mechanisms. Southwest Gas Holdings and Southwest Gas’ capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which help minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings and Southwest Gas. The only changes to Southwest Gas Holdings’ or Southwest Gas’ ratings by Standard & Poor’s Ratings Services, Moody’s Investors Service, or Fitch Ratings from those included in the Annual Report on Form 10-K for the year ended December 31, 2024, were as follows:
•Fitch Ratings adjusted its Issuer ratings outlook for Southwest Gas Holdings’ from Negative to Stable in August 2025.
•Standard & Poor’s Ratings Services adjusted its Issuer rating from BBB- to BBB+ and Outlook from Positive Outlook to Stable Outlook for Southwest Gas Holdings and Senior unsecured long-term debt rating from BBB to BBB+ and Outlook from Positive Outlook to Stable Outlook for Southwest Gas in September 2025.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by consolidated operating activities of continuing operations decreased $553.3 million in the first nine months of 2025 as compared to the same period of 2024. The decrease was primarily driven by the substantial reduction of collection of previously deferred purchased gas costs for Southwest Gas. Recovery rates were in place to collect the earlier build-up of PGA balances, which are collectively now in a liability position. The remaining difference reflects the impacts of changes in other components of working capital overall.
Investing Cash Flows. Cash flows used in investing activities of continuing operations decreased $66.5 million in the first nine months of 2025 as compared to the same period of 2024. The decrease was driven by reduced outflows for capital expenditures and property additions in the first nine months of 2025 compared to the same period of 2024, partially offset by a reduction in proceeds received from the sale of other property as compared to 2024.
Financing Cash Flows. Cash flows used in consolidated financing activities of continuing operations increased $705.5 million in the first nine months of 2025 as compared to the same period of 2024. The increase included payment in full on Southwest Gas Holdings’ term loan of $550.0 million and $130.0 million (net of borrowings) paydown on its revolving credit facility utilizing proceeds from the Company’s secondary public offerings and private placement sales of the Company’s Centuri stock of $1.3 billion. The remaining difference was primarily due to the issuance of Company common stock.
Corporate and administrative expenses/outflows for Southwest Gas Holdings in the first nine months of 2025 overall primarily include interest paid on outstanding borrowings.
The capital requirements and resources of the Company generally are determined independently at the segment level. Our Natural Gas Distribution segment is generally responsible for securing its own debt financing sources. However, Southwest Gas Holdings may raise funds through equity issuances or other external financing sources in support of our Natural Gas Distribution segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $568.1 million in the first nine months of 2025 as compared to the same period of 2024 primarily attributable to the substantial reduction in collection of deferred purchased gas costs (as discussed above), in addition to reflecting cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities decreased $66.0 million in the first nine months of 2025 as compared to the same period of 2024. Outflows for capital expenditures decreased by $73.4 million between periods, partially offset by greater inflows from the sale of property in 2024 compared to 2025. See also Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash used in financing activities decreased $42.5 million in the first nine months of 2025 as compared to the same period of 2024, primarily due to a decrease in dividends paid between periods.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing
During the nine-month period ended September 30, 2025, capital expenditures for the Natural Gas Distribution segment were $570.4 million. These expenditures are associated with new construction and other general plant additions, in addition to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates capital expenditures during the three-year period ending December 31, 2027 will be approximately $2.6 billion. Of this amount, approximately $880 million is expected to be incurred during calendar year 2025. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same three-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 74% of the funding for gas operations of Southwest Gas and total capital expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. Southwest Gas has $75.0 million of long-term debt maturing in 2026, but no debt maturities in 2025.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, current and expected future earnings levels, our ongoing capital expenditure plans, expected external funding needs, our payout ratio, and our ability to maintain investment-grade credit ratings and liquidity. The Company has paid dividends on its common stock since 1956. In February 2025, the Board determined to maintain the quarterly dividend at $0.62 per share, effective with the June 2025 payment. Although no assurances can be provided on our future dividend payments, it is anticipated that we will pay a dividend at a level consistent with industry peers.
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in the future include: variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the Natural Gas Distribution segment, the ability to access and obtain capital from external sources, interest rates, income tax laws and changes thereto, pension funding requirements, inflation, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment, have historically had the most significant impact on liquidity. The series of Centuri separation transactions which culminated with the final disposition of Centuri strengthened the Company’s liquidity position, primarily through the repayment of the $550 million term loan, additional cash on hand, and favorable credit rating adjustment by Standard & Poor’s and issuer ratings outlook by Fitch. Aside from these benefits, the transaction is not expected to have a material ongoing effect on the Company’s future liquidity.
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2025, the PGA balance was an over-collection of $356.4 million and Southwest Gas’ substantial cash balance of $182.0 million will be used to provide refunds to customers over future periods along with its credit facilities. See PGA Filings for more information.
Southwest Gas Holdings has a $300 million revolving credit facility that matures in August 2029. This facility is intended for short-term financing needs. At September 30, 2025, there were no borrowings outstanding under this facility. At October 8, 2025 the applicable margin changed from 1.25% to 1.125% for loans bearing interest to SOFR and from 0.250% to 0.125% for loans bearing interest with reference to the alternative base.
In August 2024, Southwest Gas Holdings entered into a $550 million term loan that had been set to mature in July 2025. In June 2025, Southwest Gas Holdings entered into a second amended and restated term loan credit agreement, extending the maturity date to June 2026. Southwest Gas Holdings utilized the proceeds received from the Centuri separation transactions to repay the entire balance as of September 30, 2025.
Southwest Gas has a revolving credit facility with a borrowing capacity of $400 million, which is set to expire in August 2029. Southwest Gas designates $150 million of capacity under the facility for long-term borrowing needs and the remaining $250 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30 million. There was no activity on either the long-term or short-term portions of the existing facility during the nine-month period ending September 30, 2025. Additionally, at September 30, 2025, no borrowings were outstanding on either the long-term or short-term portions of the existing facility. The credit facility can be used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, or meeting the refund needs of over-collected balances. The credit facility in place has generally been adequate for Southwest Gas’ working capital needs outside of funds raised through operations and other types of external financing. Any additional cash requirements could include utilization of the credit facility, equity contributions from the Company, and/or other external financing sources.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest Gas’ revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2025, there were no borrowings outstanding under this program.
In April 2024, Centuri successfully completed the Centuri IPO. Since the Centuri IPO and through September 5, 2025, the Company sold portions of its interests in Centuri through secondary public offerings and private placements. As of September 30, 2025, the Company completed its divestiture of its ownership in Centuri and, resultantly, no longer retains any governance or consent rights over the actions of Centuri under the Separation Agreement. The Company used the proceeds of $1.3 billion for the repayment of outstanding indebtedness, the third quarter dividends to stockholders, and expects to use the remainder for general corporate purposes including support for future capital investments at Southwest Gas as well as the potential 2028 expansion of Great Basin, and future dividend payments to stockholders that would otherwise be funded by Southwest Gas.
Critical Accounting Policies and Estimates
As of September 30, 2025, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2024.
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
Based on the most recent evaluation, as of September 30, 2025, management of Southwest Gas Holdings, Inc. and Southwest Gas, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s and Southwest Gas’ disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.
There have been no changes in the Company’s or Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

ITEM 1. LEGAL PROCEEDINGS
The Company and Southwest Gas are named as defendants in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of these legal proceedings individually or in the aggregate have had or will have a material adverse impact on the Company’s or Southwest Gas’ financial position or results of operations.
ITEM 1A. As of September 30, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended September 30, 2025, other than as set forth below, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.
On September 10, 2025, Justin L. Brown, President of Southwest Gas Corporation, adopted a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) of the Exchange Act. Mr. Brown’s trading arrangement is scheduled to terminate on January 7, 2028, subject to early termination for certain specified events set forth in the trading arrangement. The trading arrangement is intended to permit Mr. Brown to sell up to (i) 75% of the net after-tax shares of common stock to be received as a result of the vesting on January 4, 2026 of an aggregate of up to 6,509.393 restricted stock units (“RSUs”), (ii) 75% of the net after-tax shares of common stock to be received as a result of the vesting on January 4, 2027 of an aggregate of up to 4,011.997 RSUs and (iii) 75% of the net after-tax shares of common stock to be received as a result of the vesting on January 4, 2028 of an aggregate of up to 1,911.622 RSUs. The actual number of net after-tax shares to be received will vary based on the market price of our common stock at the time of settlement.
Mr. Brown’s Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with Southwest Gas Holdings’ Insider Trading Policy and actual sale transactions made pursuant to such trading arrangement will be disclosed publicly in future Exchange Act Section 16 filings with the U.S. SEC.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 10.1
Underwriting Agreement, dated as of August 7, 2025, by and among Centuri Holdings Inc., Southwest Gas Holdings, Inc. and J.P. Morgan Securities LLC, as representative of the underwriters named therein. Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 12, 2025. File No. 001-37976.

Exhibit 10.2
Common Stock Purchase Agreement, dated as of August 6, 2025, by and among Southwest Gas Holdings, Inc., Icahn Partners LP and Icahn Partners Master Fund LP. Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 12, 2025. File No. 001-37976.

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended September 30, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2025

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 5, 2025

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 5, 2025

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer

