Form 10-K
period 2025-12-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2026-02-25
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2025
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
$5,354,455,918 as of June 30, 2025
The number of shares outstanding of Southwest Gas Holdings, Inc. common stock:
Common Stock, $1 Par Value, 72,269,125 shares as of February 18, 2026
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of February 18, 2026.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE

Description	Part Into Which Incorporated
2026 Proxy Statement	Part III

2

FILING FORMAT
This annual report on Form 10-K is a combined report being filed by two separate registrants: Southwest Gas Holdings, Inc. and Southwest Gas Corporation. Except where the content clearly indicates otherwise, any reference in the report to “we,” “us,” or “our” is to the holding company or the consolidated entity of Southwest Gas Holdings, Inc. and all of its subsidiaries, including Southwest Gas Corporation, which is a distinct registrant that is a wholly owned subsidiary of Southwest Gas Holdings, Inc. Information contained herein relating to Southwest Gas Corporation is filed by Southwest Gas Holdings, Inc and Southwest Gas Corporation. Southwest Gas Corporation makes no representation as to information relating to Southwest Gas Holdings, Inc. or its subsidiaries except as it may relate to Southwest Gas Corporation and its subsidiaries.
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
GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)
AFUDC	Allowance for Funds Used During Construction	Congress	United States Congress
AGA	American Gas Association	Cooperation Agreement	Cooperation agreement with Icahn Group
ANPRM	Advance Notices of Proposed Rulemakings	COSO	Committee of Sponsoring Organizations of the Treadway Commission
AOCI	Accumulated Other Comprehensive Income (Loss)	COYL	Customer-Owned Yard Line
APBO	Accumulated Postretirement Benefit Obligation	CPCN	Certificate of Public Convenience and Necessity
ARA	Annual Rate Adjustment	CPUC	California Public Utilities Commission
ASU	Accounting Standards Update	DCA	Delivery Charge Adjustment
ATM Program	At-the-market equity offering program	DEAA	Deferred Energy Accounting Adjustment
Audit Committee	Southwest Gas Holdings, Inc. Audit Committee of the Board of Directors	EADIT	Excess accumulated deferred income taxes
Board	Board of Directors of Southwest Gas Holdings, Inc.	EIP	Employees’ Investment Plan
Cal Advocates	California Public Advocate's Office	El Paso	El Paso Natural Gas Company
CARB	California Air Resources Board	EPA	Environmental Protection Agency
CBA	Collective Bargaining Agreement	EPS	Earnings per share
Centuri Common Stock	Shares of Centuri common stock, par value $0.01 per share	Exchange Act	Securities Exchange Act of 1934, as amended
Centuri IPO	Centuri Initial Public Offering	FASB	Financial Accounting Standards Board
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	FERC	Federal Energy Regulatory Commission
CEO	Chief Executive Officer	Fitch	Fitch Ratings
CFO	Chief Financial Officer	GAAP	Accounting principles generally accepted in the United States
CIO	Chief Information Officer	GCBA	Gas Cost Balancing Account
CNG	Compressed natural gas	GHG	Greenhouse gases
CODM	Chief operating decision maker	GRA	General Revenues Adjustment
COLI	Company-owned life insurance	Great Basin	Great Basin Gas Transmission Company

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
Icahn Designees	Nominees designated by the Icahn Group to the Company's Board of Directors	PTY	Post-Test Year
Icahn Group	Carl C. Icahn and the persons and entities listed in the cooperation agreement	PUCN	Public Utilities Commission of Nevada
Icahn investment entities	Icahn Partners LP and Icahn Partners Master Fund LP, investment entities associated with Carl C. Icahn	QRP	Qualified Retirement Plan
IDRB	Industrial Development Revenue Bonds	Reform Act	Private Securities Litigation Reform Act of 1995
IPO	Initial public offering	Restated Periods	Unaudited quarterly financial information for the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025, collectively
IRC	Internal Revenue Code	RFP	Request for Proposal
IRRAM	Infrastructure Reliability and Replacement Adjustment Mechanism	RNG	Renewable Natural Gas
IRS	Internal Revenue Service	ROU	Right-of-use
ITC	Investment tax credit	Ruby	Ruby Pipeline LLC
Kern River	Kern River Gas Transmission Company	S&P	Standard & Poor’s
LDC	Local distribution company	SB	Senate Bill
LDI	Liability-driven investment	SEC	U.S. Securities and Exchange Commission
LNG	Liquefied natural gas	Separation Agreement	That certain Separation Agreement, dated as of April 11, 2024, by and between the Company and Centuri
Moody’s	Moody’s Investors Service, Inc.	Series A Preferred	Series A Junior Participating Preferred Stock
MountainWest, or Pipeline and Storage	MountainWest Pipelines Holding Company	SERP	Supplemental executive retirement plan
NAV	Net asset value	SIM	System Integrity Mechanism
NPRM	Notice of proposed rulemaking	SOFR	Secured Overnight Financing Rate
NSPS	New Source Performance Standard	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
NWPL	Northwest Pipeline Corporation	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
NYSE	New York Stock Exchange	Tax Assets	Unutilized tax assets
OFR	Office of the Federal Register	Tax Assets Agreement	Unutilized Tax Assets Settlement Agreement
OOOOb	New Source Performance Standard Subpart OOOOb	TEAM	Tax Expense Adjustor Mechanism
OOOOc	New Source Performance Standard Subpart OOOOc	Transwestern	Transwestern Pipeline Company
PBO	Postretirement benefit Obligation	Tuscarora	Tuscarora Gas Pipeline Company
PBOP	Postretirement benefits other than pensions	U.S.	United States
PCAOB	Public Company Accounting Oversight Board	Universal Shelf	Automatic Shelf Registration Statement (File No. 333-275774)
PGA	Purchased gas adjustment	VCOs	Voluntary carbon offsets
PHMSA	Pipeline and Hazardous Materials Safety Administration	Williams	Williams Partners Operating LLC
PII	Personally identifiable information

Forward-Looking Statements
This annual report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act. All statements other than statements of historical fact included or incorporated by reference in this annual report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, the impacts of U.S. tax reform including the One Big Beautiful Bill Act and disposition in any regulatory proceeding and bonus depreciation tax deductions, tariffs, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future capital expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM program or otherwise, expectations with respect to the use of net proceeds from the Centuri separation transactions, future dividends and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, the effect of any other rate changes or regulatory proceedings, impacts of ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, statements related to the Great Basin 2028 expansion project, and the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and statements regarding pending approvals, including proposed regulatory mechanisms and the approval of the application for the triennial resource plan, or references to impacts believed to be timing-related, are forward-looking statements. All forward-looking statements are intended to be subject to the safe harbor protection provided by the Reform Act.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. These factors include, but are not limited to, customer growth rates, conditions in the housing market, inflation, interest rates and related government actions, including the impact of tariffs, sufficiency of labor markets and ability to timely hire qualified employees or similar resources, acquisition and divestiture decisions including prices paid or received, adjustments, indemnifications, or commitments related thereto, and their impacts to impairments, write-downs, or losses or expenses generally, the ability to collect on outstanding customer accounts receivable in any or all jurisdictions, the ability to obtain regulatory recovery of related costs, the ability to recover or requirement to return, as applicable, and timing thereof related to costs associated with the PGA mechanisms or other regulatory assets or programs, potential disallowances by the ACC, the PUCN, the CPUC, and/or the FERC, the effects of regulation/deregulation, governmental or regulatory policy regarding pipeline safety, greenhouse gas emissions, natural gas, potential prohibitions on the use of natural gas by customers or potential customers, including related to electric generation or natural gas appliances, or regarding alternative energy, the regulatory support for ongoing infrastructure programs or expansions, the timing and amount of rate relief, the impact of other regulatory proceedings, the timing and methods determined by regulators to refund amounts to customers resulting from U.S. tax reform, changes in rate design, impacts of other tax regulations, impacts to rate base or otherwise from deferred tax balances, including from IRS gas industry guidelines and the safe harbor method related to tax repairs or otherwise, variability in volume of gas or transportation service sold to customers, changes in gas procurement practices, changes in capital requirements and funding, the impact of credit rating actions and conditions in the capital markets on financing costs, changes in federal policies that affect U.S. relations with other countries, including with respect to taxes, trade policies, and tariffs, changes in capital expenditures and financing, resources/efforts dedicated to construction activities and all other business activities, levels of or changes in operations and maintenance expenses, or other costs, including fuel costs and other costs impacted by inflation, including from tariffs or otherwise, benefit plan costs and actuarial estimates, other estimates, and changes thereto, the results of any cost containment efforts, geopolitical influences on the business or its costs, effects of pension or other postretirement benefit expense forecasts or plan modifications, accounting changes and regulatory treatment related thereto, currently unresolved and future liability claims and disputes, changes in pipeline capacity for the transportation of gas and related costs, projections about acquired businesses’ earnings, or those that may be planned, future acquisition-related costs, differences between the actual experience and projections in costs to integrate or stand-up portions of newly acquired business operations, acquisitions and management’s plans related thereto, the ability of management to successfully finance, close, and assimilate any acquired businesses, the impact on our stock price or our credit ratings due to undertaking or failing to undertake acquisition or divestiture activities or other strategic endeavors, the impact on our stock price, costs, actions or disruptions thereof related to significant stockholders and their activism, our ability to raise capital in external financings, our ability to continue to remain within the ratios and other limits subject to our debt covenants, and ongoing evaluations in regard to goodwill or other intangible assets, regulatory approvals for the Great Basin 2028 expansion project along with negotiation and execution of binding transportation agreements and capital construction costs, and utility optimization initiatives. In addition, the Company can provide no assurance that its discussions regarding certain trends or plans relating to its financing and operating expenses will continue, proceed as planned, or cease to continue, or fail to be alleviated, in future periods. For additional information on the risks associated with the Company’s business, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company, a Delaware corporation, is a holding company headquartered in Las Vegas, Nevada, owning all of the shares of common stock of Southwest Gas and, until the Centuri IPO on April 22, 2024, all of the shares of common stock of Centuri. The Company operated two reportable segments until August 2025, the Natural Gas Distribution segment (Southwest Gas) and Utility Infrastructure Services segment (Centuri). After the deconsolidation of Centuri in August 2025, the business is solely comprised of the Natural Gas Distribution segment. The Company is incorporated in Delaware, and Southwest Gas is incorporated in California.
The Company, through its operating wholly-owned subsidiary Southwest Gas, engages in the business of purchasing, distributing, and transporting natural gas for its customers. Southwest Gas is a dynamic energy company committed to exceeding the expectations of its more than two million customers throughout Arizona, Nevada, and California by providing safe and reliable service while innovating sustainable energy solutions to fuel the growth in its communities.
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
The Company maintains a website (www.swgasholdings.com) for the benefit of stockholders, investors, customers, and other interested parties. Similarly, Southwest Gas maintains a website (www.swgas.com) mainly focused on utility operations. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the SEC’s website at www.sec.gov and the www.swgasholdings.com website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. All additional Company SEC filings are also available on the www.swgasholdings.com website. The Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters of the Nominating and Corporate Governance, Audit, and Compensation Committees of the Board are also available on the www.swgasholdings.com website. Print versions of these documents are available to stockholders upon request directed to the Corporate Secretary, Southwest Gas Holdings, Inc., 8360 S. Durango Drive, Las Vegas, NV 89113. Nothing included on the Company’s website shall be deemed to be incorporated by reference into Form 10-K.

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
As of December 31, 2025, Southwest Gas purchased and distributed or transported natural gas to approximately 2,281,000 residential, commercial, and industrial customers in geographically diverse portions of Arizona, Nevada, and California. Southwest Gas added 37,000 first-time meter sets during 2025.
The table below lists the percentage of operating margin (operating revenues less net cost of gas) by major customer class for the years indicated:

	Distribution
For the Year Ended December 31,	Residential and Small Commercial	Other Sales Customers	Transportation
2025	85%	4%	11%
2024	85%	4%	11%
2023	85%	4%	11%
Southwest Gas is not dependent on any one or a few customers such that the loss of any one or several would have a significant adverse impact on earnings or cash flows.
Transportation of customer-secured gas to end-users accounted for 41% of total system throughput in 2025, but represents only 11% of operating margin as shown in the table above. Customers who utilized this service transported 83.7 million dekatherms in 2025, 92.7 million dekatherms in 2024, and 85.7 million dekatherms in 2023.
The demand for natural gas is seasonal with greater demand in the colder winter months and decreased demand in the warmer summer months. It is the opinion of management that comparisons of earnings for interim periods do not reliably reflect overall trends and changes in operations due to this seasonality. The decoupled rate mechanisms in place in the three state service territories, as described below, are structured with seasonal variations. Also, earnings for any periods, including interim, can be significantly affected by the timing of general rate relief.
Rates and Regulation
Rates that Southwest Gas is authorized to charge its distribution system customers are determined by the ACC, PUCN, and CPUC, primarily in general rate cases and are notably derived using rate base, cost of service, and cost of capital experienced in an historical test year, as adjusted in Arizona and Nevada, and projected for a future test year in California. The FERC regulates the northern Nevada transmission and LNG storage facilities of Great Basin, a wholly owned subsidiary, and the rates it charges for transportation of gas directly to certain end-users and to various LDCs. The LDCs transporting on the Great Basin system are NV Energy (serving Reno and Sparks, Nevada) and Southwest Gas (serving Truckee, South and North Lake Tahoe in California, and various locations throughout northern Nevada).
Rates charged to customers vary according to customer class and rate jurisdiction and are set at levels that are intended to allow for the recovery of all commission-approved costs, including a return on rate base sufficient to pay interest on debt as well as a reasonable return on common equity in financing rate base investments. Rate base consists generally of the original cost of utility plant in service, net of amounts associated with costs borne by third parties; plus certain other assets, such as working capital and inventories; less accumulated depreciation on utility plant in service, net deferred income tax liabilities, and certain other deductions. Southwest Gas files rate cases as necessary or required to reduce the effect regulatory lag may have on revenue levels necessary to support its cost to serve customers, and in turn, to better align actual returns with allowable returns authorized in rate proceedings.
Rate structures in all service territories allow Southwest Gas to separate or “decouple” the recovery of operating margin from natural gas consumption, through decoupled structures (alternative revenue programs) that vary by state. In California, authorized operating margin levels are established in total dollars by jurisdiction and vary by month. In Nevada and Arizona, the decoupled rate structures apply to most customer classes on the basis of margin per customer by jurisdiction, which varies by month. Collectively, these mechanisms provide stability in annual operating margin. Nearly all of our customers, and resulting revenue and margin, are served under rate schedules included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.

Rate schedules in all service areas contain deferred energy or PGA provisions, which allow Southwest Gas to file rate adjustments as the cost of purchased gas changes. Deferred energy and PGA rate changes affect cash flows, but have no direct impact on margin. Filings to change rates in accordance with PGA provisions are subject to audit by the appropriate state regulatory commission staff.
Information with respect to recent general rate cases, PGA filings, and other regulatory proceedings can be found in the Rates and Regulatory Proceedings section of Management’s Discussion and Analysis included in Item 7.
The table below lists recent docketed general rate filings and the status of such filing within each ratemaking area:

Ratemaking Area	Type of Filing	Month Filed	Month Final Rates Effective
Arizona(1)	General rate case	February 2024	March 2025
California:
Northern, Southern, and South Lake Tahoe(2)	General rate case	September 2024	January 2026
Nevada:
Northern and Southern(3)	General rate case	September 2023	April 2024
FERC:
Great Basin	General rate case	March 2024	April 2025
(1)In January 2026, Southwest Gas filed with the ACC its Notice of Intent to file a general rate case in February 2026, with rates anticipated to become effective April 2027.
(2)Southwest Gas filed a general rate case in California in September 2024, requesting rates effective January 1, 2026. While a decision has not been issued, the CPUC granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026, through the effective date of the CPUC’s final decision in the event the decision is issued after January 1, 2026. This will allow Southwest Gas to track changes in the revenue requirement beginning January 1, 2026. The settlement agreement filed in September 2025 recommended commission approval of the consolidation of the Northern California and South Lake Tahoe rate jurisdictions.
(3)In January 2026, Southwest Gas filed with the PUCN its Notice of Intent to file a general rate case in March 2026, with rates anticipated to become effective in October 2026.
Demand for Natural Gas
Deliveries of natural gas by Southwest Gas are made under a priority system established by state regulatory commissions. The priority system is intended to ensure that the gas requirements of higher-priority customers, primarily residential customers and other customers who use 500 therms or less of gas per day, are fully satisfied on a daily basis before lower-priority customers, primarily electric generation and large industrial customers able to use alternative fuels, are provided any quantity of gas or capacity.
Demand for natural gas is greatly affected by temperature. On cold days, residential and commercial customers’ gas consumption can often be an order of magnitude greater than on warmer days, primarily due to increased space heating demand. To fully satisfy this increased high-priority demand, gas is withdrawn from storage in certain service areas, or peaking supplies are purchased from suppliers. If necessary, service to interruptible lower-priority customers may be curtailed to provide the needed delivery system capacity. Southwest Gas maintains no significant backlog on its orders for gas service.
Natural Gas Supply
Southwest Gas is responsible for acquiring and arranging delivery of natural gas to its system in sufficient quantities to meet its customers’ needs. Southwest Gas’ primary natural gas procurement objective is to ensure that adequate supplies of natural gas are available at a reasonable cost. Southwest Gas acquires natural gas from a wide variety of sources with a mix of purchase provisions, which includes spot market and firm supplies. The purchases may have terms from one day to several years and utilize both fixed and indexed pricing. During 2025, Southwest Gas acquired natural gas from 44 suppliers. Southwest Gas regularly monitors the number of suppliers, their performance, and their relative contribution to the overall customer supply portfolio. New suppliers are contracted when possible, and solicitations for supplies are extended to the largest practicable list of suppliers. Competitive pricing, flexibility in meeting Southwest Gas’ requirements, and demonstrated reliability of service are instrumental to any one supplier’s inclusion in Southwest Gas’ portfolio. The goal of this practice is to mitigate the risk of nonperformance by any one supplier and ensure competitive prices in the portfolio.
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

To mitigate customer exposure to short-term market price volatility, during 2025 Southwest Gas sought to fix the price on a portion of its forecasted annual normal-weather volume requirement (up to 25% in the California jurisdiction and to a limited extent, in the Arizona jurisdiction) primarily using firm fixed-price purchasing arrangements that are secured periodically throughout the year. Southwest Gas does not currently plan to make fixed-price term purchases broadly, other than in California (as set forth above), nor engage in financial swap transactions for any of its territories. However, that could change as Southwest Gas monitors conditions and collaborates with regulatory commissions over time.
For the 2025/2026 heating season, firm fixed-price physical commodity purchases ranged from approximately $4.02 to approximately $5.37 per dekatherm. Southwest Gas makes natural gas purchases, not covered by firm fixed-price contracts, under variable-price contracts with firm quantities or on the spot market. Prices for these contracts are determined at the beginning of each month to reflect that month’s published first-of-month index price or based on a published daily price index. These monthly or daily index prices are not published or known until the purchase period begins.
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
Southwest Gas contracts for storage services from Great Basin’s above-ground LNG regasification facility. This storage service generally provides vaporization and injection, as well as peaking capability only for the northern Nevada and northern California rate jurisdictions.
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
For the Arizona rate jurisdiction, Southwest Gas operates a 233,000 dekatherm above-ground LNG regasification facility in southern Arizona. This facility is intended to enhance service reliability and flexibility in natural gas deliveries in the area by providing a local storage option that is operated by Southwest Gas and connected directly to its distribution system.
Natural gas supplies for Southwest Gas’ southern system (Arizona, southern Nevada, and southern California jurisdictions) are primarily obtained from producing regions in Colorado and New Mexico (San Juan basin), Texas (Permian basin), and Rocky Mountain areas. For its northern system (northern Nevada and northern California rate jurisdictions), Southwest Gas primarily obtains natural gas from Rocky Mountain producing areas.
The landscape for national natural gas supply is continuously changing, including impacts related to governmental policies. Advanced drilling techniques continue to provide access to abundant and sustainable natural gas supplies. The natural gas market has responded to the abundant supply of natural gas at prices that are competitive with other forms of energy. Natural gas prices were relatively stable in 2024 and 2025 when compared to the latter part of 2022 and early 2023 as upstream maintenance events have been resolved and storage inventory impacting the southwest region has replenished to above five-year average levels. Current forecasts show that an ample and diverse natural gas supply continues to be available to Southwest Gas’ customers at a competitive price when compared to competing energy forms.
Southwest Gas arranges for transportation of natural gas to its Arizona, Nevada, and California service territories through the pipeline systems of El Paso, Kern River, Transwestern, NWPL, Tuscarora, Southern California Gas Company, Great Basin, and Ruby, the costs for which are recovered from Southwest Gas’ customers through each states’ respective PGA mechanism.

Southwest Gas regularly monitors short-term and long-term supply and pipeline capacity availability to ensure the reliability of service to its customers. Southwest Gas currently receives firm transportation service, both on a short-term and long-term basis, for all its service territories on the pipeline systems noted above. Southwest Gas also contracts for firm natural gas supplies that are delivered to its city gates to supplement its firm capacity on the interstate pipelines and to meet projected peak-day demands. Southwest Gas could also utilize its interruptible contracts on the interstate pipelines for the transportation of additional natural gas supplies.
Southwest Gas believes that the current levels of contracted firm interstate capacity and delivered purchases are sufficient to serve each of its service territories’ forecasted peak-day requirements. As the need arises to acquire additional capacity on one of the interstate pipeline transmission systems and to secure additional supply, primarily due to customer growth and increased demand, Southwest Gas will continue to consider available options to obtain that capacity, either through the use of firm contracts with a pipeline company or by purchasing capacity on the open market, and will also consider options for the purchase of additional firm bundled delivered natural gas supplies.
Competition
Electric utilities are the principal competitors of Southwest Gas for the residential and small commercial markets throughout its service areas. Competition for space heating and small commercial energy needs, such as water heating and cooking, generally occurs at the initial installation phase when the customer/builder typically makes the decision as to which type of equipment to install and operate. The customer will generally continue to use the chosen energy source for the life of the equipment, meaning that notwithstanding a premise vacancy, customers will continue their service each month and on an ongoing basis. Southwest Gas interfaces with regulators and directly with the various home builders and commercial property developers in its service territories to ensure that infrastructure to allow for natural gas appliances are considered in new developments and commercial centers. As a result of these efforts, Southwest Gas has continued to experience growth in the new construction market among residential and small commercial customer classes. In 2025, Southwest Gas provided natural gas to a large majority of the new homes constructed during the year in the major metropolitan markets composing our service territories.
Certain large commercial, industrial, and electric generation customers have the capability to switch to alternative energy sources. To date, Southwest Gas has been successful in retaining most of these customers by setting rates (subject to conditions of the respective state tariffs) at levels competitive with commercially available alternative energy sources such as electricity and fuel oils. To address potential state policies surrounding electrification and reducing fossil fuels, Southwest Gas has taken steps to align with these efforts by supporting energy efficiency in our jurisdictions, being part of GHG protocols and initiatives in California, partnering on hydrogen blending innovation, and utilizing biogas and RNG tariff schedules in Arizona, California, and Nevada. In 2023, the legislature in Nevada passed SB 281 that establishes a long-term planning process for gas utilities before the PUCN. Under SB 281, natural gas utilities are required to file a three-year plan to include current and projected demands, significant projects and investments, energy efficiency and load management programs, and renewable energy and low carbon fuel initiatives. The bill creates an opportunity to seek regulatory pre-approval for certain investments and reinforces natural gas’ role in providing safe, reliable, and affordable energy. Proposed regulations were adopted on December 30, 2025. The first plan under the new law was required to be filed by October 1, 2025. Southwest Gas filed its first Nevada Triennial Resource Plan on September 17, 2025. The PUCN is expected to provide their decision in Spring of 2026. Additionally, Arizona has in place certain protections prohibiting municipalities and counties from banning or restricting natural gas use. Specifically, it prevents municipalities and counties from adopting a code, ordinance, land use regulation, or general or specific plan that would prohibit or have the effect of restricting a person’s or entity’s ability to use the services of a utility provider that is capable and authorized to provide service, and also prevents municipalities and counties from denying a building permit or imposing discriminatory fees or requirements on a building permit based on the utility provider proposed to serve a project. While certain forms of renewable energy initiatives compete with natural gas, the abundance, low cost, resiliency, and reliability of natural gas, as well as the convenience and comfort it provides to our customers, result in competitive advantages across our portfolio of customers. Overall, management does not anticipate any material adverse impact on operating margin from fuel switching or alternative energy initiatives over the near term. See also “Environmental Matters” below.
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

Great Basin, a wholly owned subsidiary of Southwest Gas, is an interstate pipeline company regulated by the FERC. Great Basin, like other interstate pipelines, is not granted a CPCN for a service territory by the FERC. Instead, project-specific CPCNs are granted. Great Basin provides both firm and interruptible transportation service to natural gas and electric utilities along with large industrial and commercial customers. Great Basin competes with other FERC regulated interstate transmission pipelines in the region, such as the Ruby, Tuscarora, and Northwest Pipelines. Great Basin also competes with intrastate pipelines in the region, such as the Pinyon Pipeline and Prospector Pipeline, constructed specifically to serve large customers. Great Basin closely monitors those competing transmission pipelines to ensure that Great Basin’s tariff rates and services remain competitive. Great Basin enters into long-term transportation service agreements aimed at offering competitive rates to mitigate the loss of operating margin. Great Basin is also currently undertaking an expansion project to increase system capacity and better serve customer demand.
Environmental Matters
Federal, state, and local laws and regulations governing the discharge of materials into the environment have a direct impact upon Southwest Gas. Environmental efforts, with respect to matters such as storm water management, emissions of air pollutants, hazardous material management, and protection of endangered species and archaeological resources, directly impact the complexity and time required to obtain pipeline rights-of-way and construction permits. There have also been several federal and state legislative and regulatory initiatives proposed and implemented in recent years attempting to control or limit the effects of global warming and overall climate change, including those focused on GHGs, such as carbon dioxide or methane. The adoption of this type of legislation by Congress or similar legislation by state governments mandating a substantial reduction in GHGs, reduction in pipeline or project permitting, or decarbonization generally, could have significant impacts on the energy industry. Such new legislation or regulations could result in increased energy costs overall, increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the supply costs we incur and prices we charge our customers. Additionally, it is not uncommon for outgoing or incoming U.S. administrations to vary energy policy and to take certain executive actions related thereto, from limiting or expanding federal land leases and permits for the extractive or mid-stream industries, to limiting offshore energy activities, or others. At this time, we cannot predict the potential impact of such actions, laws or regulations, if adopted or upheld, on our future business, financial condition, or results. However, increased environmental legislation and regulation can be beneficial to the natural gas industry. Natural gas can be more environmentally friendly than many other fuels currently available and its use can help energy users comply with stricter environmental air quality standards. While motor vehicle transportation is typically cited as the leading source of carbon dioxide emissions in the U.S., natural gas for residential consumption/use is cited as accounting for approximately 5% of total U.S. GHG emissions (U.S. Energy Information Administration, 2024).
Southwest Gas remains committed to providing customers with safe, reliable, sustainable, and affordable natural gas service and continues to work with policy makers and regulators to support and adopt renewable initiatives and expanded use of RNG and CNG as a transportation fuel. Additionally, in 2025, Southwest Gas held a public hearing for its 2024 hydrogen blending application in California to help determine a hydrogen injection standard. Southwest Gas serves multiple companies with CNG across Arizona and Nevada. Southwest Gas has converted part of its own vehicle fleet to CNG. These steps demonstrate part of Southwest Gas’ response to support state GHG emission reduction goals where they exist. In recent years, regulatory activity in Arizona, California, and Nevada led to provisions allowing for the development of RNG projects. In addition, Southwest Gas currently has authority to make certain purchases of RNG in California and Nevada.
The State of California EPA regulations require the reporting of GHG emissions from large sources and suppliers. Southwest Gas reports required information to the State of California EPA including the volume of natural gas that it receives for distribution to LDC customers and the GHG emissions that result from the operation of its LDC pipelines.
The U.S. EPA proposed in September 2025 to largely rescind its Greenhouse Gas Reporting Program, eliminating reporting for 46 of 47 source categories after the 2024 reporting year, while suspending the remaining oil and natural gas reporting until 2034 due to new legislation and Supreme Court interpretations. The U.S. EPA cites reduced costs for industry and legal interpretations following cases like Loper Bright Enterprises, arguing it lacks broad authority to regulate GHGs under the Clean Air Act.
California legislation and regulations promulgated by the CARB require Southwest Gas to comply with the California GHG Emissions Reporting Program and the California Cap and Trade Program, which is intended to help the state reach its goal of reducing GHG emissions to 40% below 1990 levels by 2030. In 2025, the California legislature passed AB 1207 renaming the program to Cap and Invest and extending the program to 2045 from 2030. The extended program will maintain currently established offset usage limits for the duration of the program; however, the program will begin incorporating offset credit usage into the annual allowance allocation. In addition, AB 1207 contemplates the transition of gas utilities’ free allowances to electric utilities. While this transition is expected to occur gradually, it may result in higher costs for natural gas utilities over time.

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
As part of this program, there are ongoing annual and three-year compliance periods. Southwest Gas successfully met its earlier compliance obligations by surrendering a sufficient number of allowances prior to the required date. Southwest Gas met its three-year compliance obligation ending in 2023 by surrendering a sufficient number of allowances and carbon offsets prior to November 1, 2024. The next three-year compliance period will conclude in 2026. Southwest Gas may purchase carbon offsets applicable towards compliance periods. Carbon offsets can be used to satisfy a portion of the compliance obligations. The CPUC previously issued a decision that provides for the regulatory treatment of the program costs. The decision also implemented the California Climate Credit in October 2018, representing a return of auction proceeds, which is updated annually and normally distributed each April. There is no expected direct impact on earnings.
California legislation and regulations require Southwest Gas to incorporate RNG produced from diverted waste into its California gas supply portfolios. Southwest Gas representatives have been actively working with the other major California natural gas distribution companies and the state’s regulatory bodies on the processes, procedures, and plans needed to meet this requirement. During the fourth quarter of 2023, Southwest Gas issued a RFP seeking RNG supplies compatible with the requirements and received responses in early 2024. As a result of this RFP, Southwest Gas entered into a purchasing agreement which was filed for approval with the CPUC on July 28, 2025. In December 2025, the CPUC issued a draft resolution conditionally approving Southwest Gas’ purchasing agreement. There is no expected direct impact on earnings.
In October 2023, California’s Governor signed into law two state senate bills and one state assembly bill that collectively require certain public and private U.S. companies that perform certain business activities in California to provide disclosures about their GHG emissions, climate-related financial risks, VCOs, and certain climate-related emission claims. The two senate bills, SB 253, Climate Corporate Data Accountability Act, and SB 261, Greenhouse Gases: Climate-Related Financial Risks, established the first U.S. regulations that mandate the corporate reporting of GHG emissions and climate risks in the U.S. In 2024, a follow up bill, SB 219, was passed modifying some of the reporting requirements under SB 253 and SB 261 by delegating implementation authority to CARB and extending the timeline the agency has to adopt implementation regulations to July 1, 2025. SB 253 and SB 261 are currently being challenged in the courts and are pending final adoption by the CARB. The state assembly bill, AB 1305, Voluntary Carbon Markets Disclosure, establishes requirements for both U.S. and international entities that operate in California and make certain climate-related emission claims (whether or not they purchase or use VCOs). AB 1305 was effective January 1, 2024; however, the reporting obligations of the earliest compliance date do not apply to Southwest Gas, as Southwest Gas does not currently have a voluntary carbon offset program in California.
In 2024, the U.S. EPA finalized the latest NSPS for Crude Oil and Natural Gas Facilities. There are two main sections to this rule: Subpart OOOOb and Subpart OOOOc. Subpart OOOOb applied to infrastructure that is new, modified, or reconstructed after December 6th, 2022, while subpart OOOOc is a set of guidelines for how states should develop their own requirements in the coming months and years via State Implementation Plans. This NSPS aims to reduce methane and volatile organic compounds from crude oil and natural gas sources.
HUMAN CAPITAL
Employees are critical to our success. Their talent and dedication are what allow us to provide safe and reliable service to customers and explore new opportunities that align with our strategies, while carrying out organizational core values related to safety, quality, stewardship, integrity, relationships, and sustainability, among others. The Board oversees matters relating to our vision, values, and culture where employee health and safety; the employee experience; and human and workplace rights are priorities. The Board receives regular reports from management and subject matter experts in these areas, and in turn provides guidance on current and future initiatives. The Board also assists management in integrating responsibility and sustainability into strategic activities to create long-term customer and shareholder value.
The Company and the Board are committed to a culture of continuous improvement in operations and efficiency, and with respect to the safety of our employees and the communities we serve every day. Employees and contract workers receive initial safety orientation training to learn practices, procedures, and policies established by our businesses. New and recurring safety training occurs at regular intervals thereafter. Frontline safety strategies, developed with executive leadership, contribute to the improvement of our safety management systems. Safety metrics also form part of incentive compensation programs for leaders of the Company’s business segments, reinforcing our top priority to safeguard our communities, our employees, and our assets. At Southwest Gas, such metrics include Damages per 1,000 Tickets and Incident Response Time, which are widely used in our industry. Additional behavioral-based programs and extensive employee training initiatives are also in place to promote safe work.

At December 31, 2025, Southwest Gas had 2,453 regular full-time equivalent employees. Southwest Gas believes that a skilled, highly trained workforce is a key to success in the utility industry, and is a driver of Southwest Gas’ safety performance and high customer satisfaction ratings. Southwest Gas has a positive reputation as an employer and strong relationships with its employees. The compensation, benefits, and working conditions of Southwest Gas’ employees are comparable to those generally found in the utility industry. Employee engagement surveys are periodically conducted to better understand employee perspectives and guide continuous improvement in workplace practices, fostering an environment where employees feel valued and supported. Flexible working arrangements are available to employees, which supports work-life balance. A stable workforce has been important to knowledge transfer and succession processes, with the average tenure of Southwest Gas employees being approximately 11 years. In 2024, certain employees from our southern California division voted in the United Steelworkers Union to represent them. Contract negotiations to establish a CBA are ongoing. We are not aware of any organizing activities in our other locations.
Germane to attracting and retaining employees are our compensation and benefits programs, which are regularly reviewed by management and the Compensation Committee of the Board, as applicable. For employees hired on or before December 31, 2021, Southwest Gas offers an employee pension and employer matching contributions to the employee defined contribution plan. Employees hired on or after January 1, 2022, do not participate in the employee pension plan, but receive non-elective employer contributions and increased employer matching contributions to the employee defined contribution plan. The health and wellness of our workforce are supported by group insurance programs, incentive programs in support of total health, and related employee programs. We continue to review and evaluate potential enhancements to our total rewards program to ensure market competitiveness and employee satisfaction. Southwest Gas also offers a tuition assistance program and encourages employees to leverage this program to remain current in their role or to acquire new skills for career advancement. Regular succession planning helps ensure that talent is identified and prospective leaders are developed in order to build their skills and be prepared for future roles.
We commit to creating a safe and respectful workplace and strive to have a workforce that reflects the communities we serve and that benefits from diverse backgrounds, cultures, skills, experiences and perspectives. Our belief is that adherence to these principles forms the genesis of a workforce that is capable and inclusive. Southwest Gas supports several programs, including employee resource groups that are open to all employees, educational outreach programs, and other initiatives designed to attract and retain a qualified and engaged workforce. Through these and other efforts, we are committed to the success of our employees and their development while ensuring opportunity for everyone.

Item 1A.	RISK FACTORS
Described below (and in Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this report) are risk factors that we have identified that may have a material negative impact on our future financial performance or affect whether we achieve the goals or expectations expressed or implied in any forward-looking statements contained herein. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also ultimately have a material adverse effect on our business, financial condition, prospects, results of operations, or cash flows. We cannot assure our stockholders that any of the events discussed in the risk factors below will not occur. References below to “we,” “us,” and “our” should be read to refer to Southwest Gas Holdings, Inc. and any combination of its subsidiaries, including Southwest Gas Corporation.
Operational Risks
Southwest Gas relies on having access to interstate pipelines’ transportation capacity, including extractive‑sector supply paths and midstream pipeline infrastructure. If these pipelines and related transportation capacity were not available, it could impact Southwest Gas’ ability to meet customers’ full requirements.
Southwest Gas must acquire both sufficient natural gas supplies and interstate pipeline capacity to meet customer requirements. We must contract for reliable and adequate delivery capacity for our distribution system while considering the dynamics of the interstate pipeline capacity market, our own on-system resources, as well as the characteristics of our customer base. Interruptions to or reductions of interstate pipeline service caused by physical constraints, other restrictions, excessive customer usage, cyber attacks, or other force majeure events could reduce our normal supply of gas. Restrictions placed on pipelines or the extractive and mid-stream industries could disrupt our business and reduce cash flows and earnings. A prolonged interruption or reduction of interstate pipeline service or availability of natural gas in any of our jurisdictions, particularly during the winter heating season, would reduce cash flow and earnings.

Failure to attract and retain an appropriately qualified employee workforce, including executives and other management, could adversely affect our collective operations and ability to timely deploy on our plans.
Our ability to implement our business strategy and serve our customers with safe, reliable, and affordable service is dependent upon our continuing ability to attract and retain talented professionals, including executives and other management, and a technically skilled workforce overall, and it impacts our ability to transfer the knowledge and expertise of our workforce to new employees as tenured employees retire. It also impacts our ability to timely deploy on strategic initiatives we plan. Failure to attract, hire, onboard, and adequately train new and existing employees, including strategic leaders, including the transfer of significant institutional knowledge and expertise to the employees and management, or the future availability and cost of contract labor, could adversely affect our ability to manage and operate our business, and to execute on our strategic plans, or to do so within the timeframes we plan.
We have recently experienced turnover including at the executive level in 2025. Turnover at this level could limit or delay our ability to deploy on plans, including strategic plans, which could adversely impact our business, service to customers, credibility with regulators, stock price, financial condition, results of operations, and cash flows. In addition, executive leadership transition periods can often be difficult and may result in changes in leadership strategy and style. We can provide no assurances that any associated organizational change, or changes in business strategy, will be beneficial or have the desired impact on the Company.
Limited availability of contract labor and critical materials could delay or increase the cost of the Great Basin Expansion Project
We are planning and executing pre-construction activities in 2026, with initial construction anticipated to begin in the fourth quarter of 2027, subject to approval from the FERC, associated with the Great Basin’s 2028 Expansion Project. Natural gas transmission infrastructure requires specialized construction capabilities, including but not limited to, skilled pipeline labor, certified welders, heavy equipment operators, engineering contractors, and technical inspection resources. These labor categories continue to experience tight market conditions driven by industry demand, geographic constraints, and competition from other large‑scale natural gas transmission infrastructure projects.
Our ability to complete the 2028 Expansion Project on schedule and within the estimated budget depends on, among other things, securing contract labor, securing additional rights of way, and securing construction resources when needed. If qualified personnel are unavailable or if labor costs escalate beyond current expectations, we may experience schedule delays, productivity impacts, or increases in project spending.
In addition, the project requires significant volumes of steel pipe, valves, compression equipment, coatings, and other materials that are subject to long lead times, supply chain variability, and commodity price fluctuations. Any shortage, delay, or cost increase in these materials could adversely affect our construction timeline, procurement strategy, or total project cost.
If we are unable to obtain qualified labor or materials in the quantities, timelines, or price ranges assumed in our project plan and estimated budget, the 2028 Expansion Project may experience delays or cost overruns. Such outcomes could negatively impact projected returns, contracted capacity additions, system reliability objectives, regulatory milestones, customer relations, and our overall financial performance.
Certain of our costs, such as operating expenses (including labor, fuel, and materials) at Southwest Gas, and interest and general and administrative expenses at both Southwest Gas and the Company could be adversely impacted by periods of heightened inflation, which could have an adverse impact on our results of operations.
In recent years, the consumer price index has increased substantially and may continue to remain at elevated levels for an extended period of time. Federal policies and global events, such as the volatility in prices of oil and natural gas, the implementation of and potential increase in tariffs by the current U.S. presidential administration, retaliatory tariffs as a result thereof, the failure of current energy policy intended to combat inflation, market instability, geopolitical conditions and conflicts, health crises, and natural disasters may continue to exacerbate increases in the consumer price index. In addition, during periods of rising inflation, variable interest rates and the interest rates of any newly issued debt securities will likely be higher than those incurred in connection with previous debt issuances, which will further tend to reduce returns to our stockholders. A sustained or further increase in inflation could have a material adverse impact on our operating expenses incurred in connection with, among others, the cost of fuel, labor, equipment/equipment-related, and materials costs, as well as general administrative expenses, operating supplies and expenses, and maintenance of our system, as well as increasing outlays for gas supply passed on to customers and the cost of capital improvements at Southwest Gas, in addition to requiring us to borrow amounts to fund the incremental outlays.

Rate schedules in each of Southwest Gas’ service territories contain purchased gas adjustment clauses which permit Southwest Gas to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas have no direct impact on our profit margins but do affect cash flows and can therefore impact the amount of our capital resources. In order to help cope with the effects of inflation on its operations, Southwest Gas has filed and may file requests for rate increases to cover the increased cost of purchased gas included in a regulatory asset, when applicable, or expense items noted above. However, there can be no assurance that Southwest Gas will be able to obtain timely rate relief to offset the effects of inflation or to timely or adequately cover borrowing costs to fund the increased cost of purchased gas and capital expenditures; any non-recovery of costs or regulatory lag will reduce our cash flows and earnings. As a result, during periods in which the inflation rate exceeds customer rate increases we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.
Inflationary pressures, including any related impacts of increased indebtedness, on customers of Southwest Gas may influence the timely remittance (or any remittance) of customer payments for services, which may adversely affect our cash flows and associated reserves for uncollectible accounts and earnings.
As a result of the inflationary factors discussed above affecting the Company and Southwest Gas, our business, financial condition, results of operations, cash flows, and liquidity could be adversely affected over time.
The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.
Our natural gas distribution operations are subject to inherent hazards and risks, such as gas leaks, fires, natural disasters, catastrophic accidents, explosions, pipeline ruptures, and other hazards and risks that may cause unforeseen interruptions, personal injury, or property damage. Lapses in judgment or failure to follow protocol could lead to warranty and indemnification liabilities or catastrophic accidents causing property damage or personal injury. Additionally, our facilities, machinery, and equipment, including our pipelines, are subject to third-party damage from construction activities, vandalism, or acts of terrorism. Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have an adverse effect on our financial condition, earnings, and cash flows. In addition, any of these or similar events could result in legal claims against us, environmental pollution, personal injury or death claims, damage to our properties or the properties of others, or loss of revenue by us or others.
The Company maintains liability insurance that covers Southwest Gas for some, but not all, risks associated with the operation of our natural gas pipelines and facilities. In connection with these liability insurance policies, each entity is responsible for an initial deductible or self-insured retention amount per incident after which the insurance carriers would be responsible for amounts up to the policy limits. Liability insurance policies at Southwest Gas require us to be responsible for the first $1.0 million (self-insured retention) of each incident plus the first $4.0 million in total claims above our self-insured retention in the policy year. We cannot predict the likelihood that any future event will occur which will result in a claim exceeding these amounts, however a large claim for which we were deemed liable would reduce our earnings, up to and including these self-insurance maximums, and uninsured claims for which we were deemed liable would reduce our earnings in the amount of the claim, net of taxes.
Regulatory and legislative developments related to climate change, renewable portfolio standards, or costs for renewables, may adversely affect our operations and financial results.
While natural gas can be more environmentally friendly than many other fuels currently available and its use has assisted energy users to comply with stricter environmental air quality standards, there have been several federal and state legislative and regulatory initiatives proposed, some of which have been implemented in recent years, attempting to control or limit the effects of global warming and overall climate change including a focus on GHG emissions, such as carbon dioxide or methane. The adoption of this type of legislation by Congress, or similar legislation by state or local governments, mandating a substantial reduction in GHG emissions, decarbonization generally, or electrification, could have significant impacts on the utility industry. Any resulting legislation or regulations could result in increased compliance costs or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge our customers.
Furthermore, changes in renewable portfolio standards or costs related to renewable initiatives may result in decreased demand for renewable natural gas projects related to Southwest Gas.
At this time, we cannot predict the likelihood of the adoption or elimination of such laws or regulations, or U.S. energy policies overall; nor can we predict potential impacts, related thereto, on our future businesses, financial condition, or results.

Southwest Gas may be impacted by the effects of weather and climate change, including physical and transition risks.
Southwest Gas’ revenues are highest during the first and fourth quarters of the year as customer consumption increases during the winter months. While Southwest Gas has decoupling mechanisms in place in all three states in which it operates, warmer than normal weather can reduce the amount of billed revenue, as well as amounts collected or returned related to regulatory tracking mechanisms under various programs, thereby impacting cash flows. Deviations from normal weather conditions, as well as the seasonal nature of our business, can create fluctuations in short-term cash requirements and earnings of Southwest Gas.
Extreme weather events and climate change could adversely impact our business. To the extent climate change or extreme weather events materially increase temperatures, financial results or our financial position could be adversely affected through lower gas volumes and revenues. While Southwest Gas has in place decoupling mechanisms to guard against weather and volume variability in all three states, lower volumes could protract the period of recovery of certain regulatory mechanisms, and, for jurisdictions in which decoupling benchmarks are designed on a per-customer basis, earnings may deteriorate if these factors cause shifts in population, notably, customers moving away from our service territories.
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
Additionally, if the Company does not evolve its business practices to participate in a lower-carbon economy, its business and reputation may be negatively impacted. Although the number of renewable energy sources is growing, it will take time for North America to transition to a lower-carbon economy and will require innovation, technological advancements, and substantial investments that result in new low- and no-carbon energy options. As a natural gas service provider, Southwest Gas plays a vital role. Transition activities, such as reducing GHG emissions; investing in RNG, hydrogen, and other sustainable sources of energy; increasing customer participation in energy efficiency programs; displacing higher carbon intensive fuels with natural gas and reducing carbon intensity of fuels we deliver; working with upstream suppliers on certified or responsibly sourced gas; and taking additional measures by offering and using carbon offset purchases, could result in significant capital outlays and increased expenses.
A cybersecurity incident has the potential to disrupt normal business operations, expose sensitive and confidential customer, employee or Company information, and/or lead to physical damages, and may result in legal claims or damage to our reputation.
As a natural gas provider, maintaining business operations is critical for our customers, business partners, suppliers, and employees. Our operations and information technology systems may be vulnerable to a cyber attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures, and controls designed to help prevent and detect these activities. Third-party service providers, including those in our supply chain or who have access to customer and employee data or our systems, can also be the target of cyber attacks. We use our information technology systems to manage our intrastate and interstate pipeline and storage operations and other business processes. Disruption of those systems could adversely impact our ability to safely deliver natural gas to our customers and operate our pipeline and storage systems, result in harm to our reputation, and result in adverse financial impacts, including damages from possible legal claims.
We process and store sensitive and confidential data, including certain PII, intellectual property, and business proprietary information as part of normal business operations. A cybersecurity breach resulting in unauthorized access could have a material adverse effect on our business reputation, increase our costs, and expose us to material legal claims and liability from customers, suppliers, business partners, government agencies, and others. The federal and state legislative and regulatory environment surrounding PII, information security, and data privacy is evolving and is likely to become increasingly demanding. Should the Company experience a material breach and/or become subject to additional regulation, it could face substantial compliance costs, reputational damage, and uncertain litigation risks.
In addition, physical damage due to a cybersecurity incident or acts of cyber terrorism could impact our utility sales, transportation, storage, and related services provided to customers and could lead to material liabilities. The Company has taken the initiative in fortifying the core infrastructure that supports the provision of these services. While these measures provide layers of defense to mitigate these risks, there can be no assurance that the measures will be effective against any particular cyber attack. Even though we have insurance coverage in place for cyber-related risks, if such an attack or act of terrorism were to occur, the Company’s operations and financial results could be adversely affected to the extent not fully covered by such insurance.

The failure of technology may hinder the Company’s business operations and adversely affect its financial condition and results of operations.
The Company uses Company-owned information technology, cloud-based software platforms, and technology hosted by third parties to support critical functions, including scheduling and dispatching of service technicians, automated meter reading systems, customer care and billing, operational plant logistics, management reporting, and external financial reporting. The failure of these or other similarly important technologies, or the Company’s inability to have these technologies supported, updated, expanded, or integrated into other technologies, could hinder its business operations and adversely impact its financial condition and results of operations. Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, and cloud-hosted environments, there can be no assurance that these efforts would protect against all potential issues related to the loss of any such technologies.
Our operations are subject to increased competition.
Electric utilities are the principal competitors of Southwest Gas for the residential and small commercial markets throughout its service areas. In residential and small commercial markets, our distribution operations compete with other energy products for space heating, general household, and small commercial energy needs. In addition, Southwest Gas competes for certain large commercial, industrial, and electric generation customers, who have the capability to switch to alternative energy sources. Further, Southwest Gas competes with interstate transmission pipeline companies, such as El Paso, Kern River, Transwestern, Tuscarora, and Ruby to provide service to certain large end-users. End-use customers located in proximity to these interstate pipelines pose a potential bypass threat. Southwest Gas closely monitors each customer situation and provides competitive service in order to retain the customer.
If customer growth slows or existing customers choose to conserve their use of gas or choose another energy product, reduced gas purchases and customer billings could adversely impact our business. In the case of industrial customers, such as manufacturing plants, adverse economic conditions, including higher gas costs, could cause these customers to use alternative sources of energy, such as electricity, or bypass our systems in favor of special competitive contracts with lower per-unit costs. Our pipeline and storage operations historically have faced limited competition from other existing intrastate pipelines and gas marketers seeking to provide or arrange transportation, storage, and other services for customers. The completion of new pipelines in our service area may increase competition.
The concentration of our operations in the States of Arizona, Nevada and California exposes our operations and financial results to economic conditions, weather patterns, and regulatory decisions in Arizona, Nevada, and California.
All of our consolidated operations are located in the States of Arizona, Nevada and California. For the year ended December 31, 2025, 53% of our operating margin came from Arizona, 35% came from Nevada and 12% came from California.This concentration of our business in Arizona, Nevada, and California means that our operations and financial results may be significantly affected by, changes in the Arizona, Nevada, and California economies in general, weather patterns, and regulatory decisions by state and local regulatory authorities in Arizona, Nevada and California. Given the concentration of revenue from Arizona and Nevada, our results will be more heavily impacted by events in these states than in California.
Financial, Economic, and Market Risks
As a holding company, the Company depends on our operating subsidiary, Southwest Gas, to meet financial obligations.
The Company is a holding company with no significant assets other than the stock of our operating subsidiary, Southwest Gas, and is not expected to have significant operations on its own. The Company’s ability to pay dividends to stockholders is largely dependent on the ability of Southwest Gas to generate sufficient net income and cash flows to service debt and pay upstream dividends. Substantial dependency on the utility operations of Southwest Gas exists. The ability of the Company to pay upstream dividends and make other distributions are subject to relevant debt covenant restrictions of Southwest Gas and applicable state law.
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

Rate schedules in each of Southwest Gas’ service territories contain purchased gas adjustment clauses which permit Southwest Gas to file for rate adjustments to recover increases in the cost of purchased gas. Increases in the cost of purchased gas currently have no impact on our profit margins, but do affect cash flows and can therefore impact the amount of our capital resources. Southwest Gas has used short-term borrowings in the past to temporarily finance increases in purchased gas costs and would expect to do so again if the need arises.
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
Southwest Gas has life insurance policies on members of management and other key employees to indemnify against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans. Cash surrender values are directly influenced by the investment portfolio underlying the insurance policies. This portfolio includes both equity and fixed income investments (mutual funds). As a result, the cash surrender value (but not the net death benefits) moves up and down consistent with the movements in the broader stock and bond markets. Current tax regulations provide for tax-free treatment of life insurance proceeds (death benefit). Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences. Currently, we intend to hold the COLI policies for their duration. Changes in the cash surrender value of COLI policies, except as related to the purchase of additional policies, affect our earnings but not our cash flows.
The cost of providing pension and postretirement benefits is subject to changes in pension asset values, changing demographics, and actuarial assumptions which may have an adverse effect on our financial results.
Southwest Gas provides pension and postretirement benefits to eligible employees. The costs of providing such benefits are subject to changes in the market value of our pension fund assets, discount rate changes, changing demographics, life expectancies of beneficiaries, current and future legislative changes, and various actuarial calculations and assumptions. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, withdrawal rates, interest rates, and other factors. These differences may result in a significant impact on the amount of pension expense, or other postretirement benefit costs, recorded in future periods. For example, lower than assumed returns on investments and/or reductions in bond yields could result in increased contributions and higher pension expense, which would have a negative impact on our cash flows and reduce net income. While a treasury futures overlay is part of the pension plan investment strategy since 2024 intending to reduce funded ratio volatility and cost volatility by increasing protection with regard to changes in discount rates, there is no assurance that intended results will sufficiently materialize.
Uncertain economic conditions may affect Southwest Gas’ ability to finance capital expenditures, including the Great Basin Expansion Project.
Southwest Gas’ business is capital intensive. We must make significant capital expenditures on a long-term basis to modernize our distribution and transmission system and to comply with the safety rules and regulations issued by the regulatory authorities responsible for the service areas we operate. In addition, we must continually build new capacity to serve the growing needs of the communities we serve. We are also undertaking the Great Basin Expansion Project, which is expected to require significant capital investment through 2028. The magnitude of these expenditures may be affected by a number of factors, including new policy regulations and the general state of the economy. Our ability to finance capital expenditures and other matters will depend upon general economic conditions in the capital markets. Declining interest rates are generally believed to be favorable to utilities while rising interest rates are believed to be unfavorable because of the high capital costs of utilities. In addition, our authorized rate of return is based in part upon certain assumptions regarding interest rates. If interest rates are lower than assumed rates, our authorized rate of return in the future could be reduced. If interest rates are higher than assumed rates, it will be more difficult for us to earn our currently authorized rate of return. Furthermore, declines in our stock price resulting from economic downturns or otherwise could impact our ability to finance our operations as planned. Historically, we have frequently used an ATM Program to fund certain liquidity requirements. During 2024, we established a new ATM Program under which we may, from time to time, sell up to $340.0 million of shares of our common stock. However, as of the date of this Annual Report on Form 10-K, we have not issued any shares of our common stock through this ATM Program. If the ATM Program is insufficient to meet all of or our capital needs, we may have to explore alternative financing sources which may not be available to us on attractive terms or at all. Future issuances of securities could be more expensive than ATM Program issuances and may dilute our existing stockholders’ percentage of ownership.

Our business could be negatively affected as a result of actions of activist stockholders.
We have in the past, and may again in the future, be the subject of actions by activist stockholders. Following the initiation of a tender offer to purchase shares of our common stock and the initiation of a proxy contest in 2021, we entered into a cooperation agreement with Icahn Partners LP and Icahn Partners Master Fund LP, investment entities affiliated with Carl C. Icahn, which was subsequently amended and restated and, on February 11, 2026, was ultimately terminated by mutual agreement of the parties thereto. Following such termination, there can be no assurances that the Icahn Group, if the Amended and Restated Cooperation Agreement expires, or other activist stockholders will not pursue similar actions with respect to us in the future.
Responding to actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. Perceived uncertainties among current and potential customers, employees, and other parties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These actions could also cause our stock price to experience periods of volatility, which could disrupt our plans to access the capital markets for financing purposes.
Increases in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend yield, which is our dividend rate as a percentage of the share price of our common stock, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend yield on our common stock or may seek securities paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions may affect the market price of our common stock and such effects could be significant. For instance, if interest rates, including those on interest-bearing securities such as bonds, rise without an increase in our dividend rate, the market price of our common stock could decrease because potential investors may require a higher dividend yield on our common stock.
The Company identified a material weakness in the Company's internal control over financial reporting, which could impact the Company's ability to report its results of operations and financial condition accurately and in a timely manner.
In January 2026, we identified a material weakness in our internal control over financial reporting related to a management review control to assess the impact on estimated future state apportionment rates following a major change in the business related to deferred taxes and the calculation of income tax expense. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the misstatement of our income tax expense and net deferred income tax liabilities, and in the restatement of the Company's unaudited quarterly financial information for the Restated Periods. For additional information, see "Item 9A. Controls and Procedures — Remediation of Prior Material Weakness in Internal Control Over Financial Reporting."
Although we are implementing remediation measures, we will not be able to conclude whether the steps the Company has taken will remediate the material weakness until a sufficient period of time has passed to allow management to test the design and operational effectiveness of the new and enhanced controls. If we fail to remediate the material weakness, or if additional material weaknesses are identified, we may be required to restate our financial statements again, which could further adversely affect our stock price, liquidity, access to capital markets, and compliance with listing and debt covenant requirements. The Company may be unable to remediate this material weakness in a timely manner, which could adversely impact the accuracy and timeliness of future reports and filings the Company makes with the SEC. Further, additional errors may be identified as a result of the Company's remediation efforts, or additional material weaknesses could be identified; any of which could result in additional corrections or adjustments, which may be material or could impact the Company's ability to report its results of operations and financial condition in an accurate and timely manner.
Our regulated operations plant and other assets may be subject to impairment in the future.
We assess long-lived assets, including intangible assets, for impairment when events or circumstances indicate that an asset’s carrying amount may not be recoverable. The recoverability of our assets depends in part on our ability to recover costs through customer rates, as determined by the ACC, CPUC, PUCN, and FERC. If one or more of these were to disallow or limit our recovery of certain costs, we may be required to recognize an impairment of the related assets. Changes in regulatory policies, adverse rulings, or other factors affecting cost recovery could increase the likelihood of impairments. We cannot predict the amount and timing of any future impairments, if any. Any future impairment of our long-lived assets or intangible assets could have an adverse effect on results of operations, financial condition, and the trading price of our common stock.

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
Governmental policies and regulatory actions can reduce or impact the stability of Southwest Gas’ earnings or cash flows.
Regulatory commissions set our utility customer rates and determine what we can charge for our rate-regulated services. Our ability to obtain timely future rate increases depends on regulatory discretion. Governmental policies and regulatory actions, including those of the ACC, CPUC, PUCN, and FERC relating to allowed rates of return, allowable rate base, rate structure, allowed rate decoupling mechanisms, allowed PGA mechanisms, purchased gas and investment recovery, operation and construction of facilities; present or prospective wholesale and retail competition, including electrification or decarbonization policies or proposed policies by governmental entities or other parties; changes in tax laws and policies (including regulatory recovery or refunds thereof); and changes in and compliance with environmental and safety laws, including state or federal EPA or PHMSA regulations, and regulations placed on us or our customers regarding the product we deliver in meeting customer energy needs, could reduce our earnings. Risks and uncertainties relating to delays in obtaining, or failure to obtain, regulatory approvals, conditions imposed in regulatory approvals, and determinations in regulatory investigations can also impact financial performance. The timing and amount of rate relief can materially impact results of operations. The timing and amount associated with the recovery of regulatory assets and associated with the return of regulatory liabilities can materially impact cash flows.
In general, we are unable to predict what types of conditions might be imposed on Southwest Gas or what types of determinations might be made in pending or future regulatory proceedings or investigations. We nevertheless believe that it is not uncommon for conditions to be imposed in regulatory proceedings, for our regulated operations to agree to conditions as part of a settlement of a regulatory proceeding, or for determinations to be made in regulatory investigations that reduce our earnings and liquidity. For example, we may request recovery of a particular operating expense in a general rate case filing that a regulator disallows, negatively impacting our earnings and cash flows if the expense continues to be incurred. Southwest Gas records regulatory assets in the consolidated financial statements to reflect the ratemaking and regulatory decision-making authority of the regulators, or expected ratemaking treatment to be upheld, as allowed by U.S. GAAP. The creation of a regulatory asset allows for the deferral of costs which, absent a mechanism to recover such costs from customers in rates approved by regulators, would be charged to expense in the consolidated income statement in the period incurred. If there was a change in regulatory positions surrounding the collection of these deferred costs, there could be a material impact on financial position, results of operations, and cash flows.
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
Southwest Gas’ existing and planned development projects require multiple permits and approvals. More broadly, the acquisition, ownership, and operation of natural gas pipelines and storage facilities require numerous permits, rights-of-way, approvals, and certificates from federal, state, and local governmental agencies, and others. Various factors may prevent or delay us from completing such projects or may make completion more costly, including the inability to obtain approvals, public opposition to one or more projects, regulatory opposition to one or more projects or related programs or their delayed recovery and returns thereon, inability to obtain adequate financing, competition for labor and materials, construction delays, cost overruns, and inability to negotiate acceptable agreements relating to rights-of-way, construction, or other material development components. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed. Furthermore, areas in which we operate may include concentrations of federal lands that may limit or increase the cost for economic development, which could impact the amount or timing of growth in our areas. If there is a delay in obtaining any required approvals by us or others, or if we or others fail to obtain or maintain any required approvals, easements or rights of way or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, may not be able to adequately service existing customers or support or realize customer growth, or such conditions could cause us to incur additional costs. These circumstances could negatively impact our earnings.
General Risks
The Company’s operating results may be adversely impacted by an economic downturn.
If an economic slowdown occurs, our financial condition, results of operations, and cash flows could be adversely affected. Fluctuations and uncertainties in the economy make it challenging for us to accurately forecast and plan future business activities and to identify risks that may affect our business, financial condition, and operating results. However, current global economic events such as, the war in Ukraine, the ongoing conflicts in the Middle East and the rising instability in Venezuela or elsewhere, rising inflation, tariffs, and elevated interest rates may cause the global economy to enter a period of economic slowdown or recession. We cannot predict the timing, strength, or duration of any future economic slowdown or recession. If the economy or the markets in which we operate decline from present levels, it may have an adverse effect on our business, financial condition, and results of operations.
A significant reduction in the Company’s and Southwest Gas’ credit ratings could materially and adversely affect our business, financial condition, and results of operations.
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
Any downgrade could increase our future borrowing costs, which would diminish our financial results. We would likely be required to pay a higher interest rate in certain current, as well as future financings, and our potential pool of investors and funding sources could decrease. A downgrade could require additional support in the form of letters of credit or cash or other collateral and could otherwise adversely affect our business, financial condition, and results of operations.
We may pursue acquisitions, divestitures, and other strategic opportunities which, if not successful, may adversely impact our results of operations, cash flows and financial condition.
As part of our strategic objectives, we may pursue acquisitions to complement or expand our business, as well as divestitures and other strategic opportunities. We may not be able to successfully negotiate, finance, or receive regulatory approval for future acquisitions or integrate the acquired businesses with our existing business and services. These efforts may also distract our management and employees from day-to-day operations and require substantial commitments of time and resources. Future acquisitions could result in potentially dilutive issuances of equity securities, a decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition, the incurrence of debt, contingent liabilities and amortization expenses and substantial goodwill. The effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. We may be materially and adversely affected if we are unable to successfully integrate businesses that we acquire.

In addition, business acquisitions are expected to result in various benefits, including among other things, being accretive to earnings in future periods. The achievement of the anticipated benefits of such acquisitions is subject to a number of uncertainties, including whether the businesses are integrated efficiently and effectively. Failure to achieve the anticipated benefits of acquisitions could result in increased costs, decreases in the amount of expected revenues generated, and the potential diversion of management’s time and energy, all of which could have an adverse effect on the consolidated financial position, results of operations, cash flows, credit ratings, or market price of our common stock. Acquisitions may also cause us to issue debt which would increase our liabilities and borrowing cost, or to issue equity securities, which would dilute our existing stockholders’ percentage of ownership.
Natural disasters, public health crises and epidemic or pandemic related illness, war, or terrorist activities, and other extreme events could adversely affect the Company’s business, results of operations, financial condition, liquidity, and/or cash flows.
Local or national natural disasters, pandemic, or epidemic illness, actual or threatened acts of war or terrorist activities, including the political and economic disruption and uncertainty related to Russia's military invasion of Ukraine, the conflicts or any resurgence in the Middle East and the rising instability in Venezuela, catastrophic failure of pipeline systems, and other extreme events may cause a threat to our assets and operations. Our service territories may face a heightened risk due to exposure to acts of terrorism that could target or impact our natural gas distribution, transmission, and storage facilities and disrupt our operations and ability to meet customer requirements. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Natural disasters, political unrest or actual or threatened terrorist activities may also disrupt capital markets and our ability to raise capital or may impact our suppliers or our customers directly. A local disaster, pandemic, or epidemic illness could result in part of our workforce being unable to operate or maintain our infrastructure or perform other tasks necessary to conduct our business. In addition, these risks could result in loss of human life, significant damage to property, environmental damage, impairment of our operations, and substantial loss to the Company. Our regulators may not allow us to recover from our customers part or all of the increased costs related to the foregoing events, which could negatively affect our financial condition, results of operations, and cash flows.
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
If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We currently have limited research coverage by securities and industry analysts. If securities or industry analysts do not continue coverage of our Company, the trading price for our stock would be negatively impacted. In the event one or more of the analysts who cover us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 1C.	CYBERSECURITY

Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property and proprietary business information theft, fraud, extortion, harm to employees or customers, violation of privacy or security laws and other litigation and legal risk, physical damage to utility and transmission infrastructure, and reputational harm. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage these risks. As part of our enterprise risk management program, we consider cybersecurity risks alongside other risks in our overall risk assessment process. Our enterprise risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying material cybersecurity threats, assessing their severity, and deploying potential mitigation strategies.

Southwest Gas’ cybersecurity program focuses on people, processes, and technology, and takes a defense-in-depth approach by seeking to align with industry best practices. We employ ongoing cybersecurity awareness training and testing for employees, by means of which we teach employees about remaining vigilant in daily work activities and practicing good security awareness. Specialized cybersecurity training is provided to those in specific job functions particularly susceptible to cyber incidents and phishing simulations are conducted monthly. Annually, a cybersecurity fair is held, and every employee is encouraged to participate. During this fair, outside experts present current and relevant information in an engaging and educational atmosphere. Tabletop exercises are periodically conducted to evaluate controls, processes, and procedures within Southwest Gas, and with our partners, in the handling of a cybersecurity incident. Southwest Gas maintains partnerships with law enforcement and other participants within the natural gas and electric utility industries. We also participate in the Information Sharing and Analysis Center to share threat intelligence and collaborate on cybersecurity issues affecting our industry.
As a natural gas LDC, Southwest Gas’ objective is to comply with the TSA security directives for our gas monitoring and control systems. Pursuant to these directives, Southwest Gas engages outside consultants to regularly review our technical architecture and alignment with the TSA security directives. In addition to complying with these regulations, Southwest Gas takes a risk-based approach to identify areas for future cybersecurity investment and periodically engages experts to attempt to infiltrate our information systems to further strengthen our security posture. We invest in a range of cybersecurity technologies within the perimeter, network, and endpoints; creating a defense-in-depth architecture designed for prevention and response to cybersecurity events and to help minimize risk exposure.
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
•avoids, where possible, the storage on our information systems of sensitive customer information, such as social security numbers or banking information, where practicable;
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
•leverages the National Institute of Standards and Technology (“NIST”) Computer Security Incident Handling Process as a guideline to help identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•conducts vulnerability and penetration assessments, with associated remediation activities.
Southwest Gas’ incident response plan is designed to coordinate the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents. These activities include processes to triage, assess severity, communicate, contain, investigate, and remediate the incident, as well as to comply with applicable legal obligations and mitigate reputational damage.
Southwest Gas’ processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or those who have access to customer and employee data or our systems. Third-party risks are included within our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data, or facilities that house such systems or data, and monitor cybersecurity threat risks identified through our diligence review. Our due diligence process involves the use of technology-enabled assessments of the third-party’s cybersecurity posture, which are reviewed by both business representatives and cybersecurity specialists. We use the results of the assessments to assist in finding ways to mitigate risks presented by a particular third-party service provider, consistent with the services provided. Additionally, contracts with third parties that could introduce significant cybersecurity risk to Southwest Gas include terms to assist in the mitigation of cybersecurity risks, including but not limited to, requiring counterparties to report data privacy or cybersecurity incidents to us and where appropriate, other risk-mitigation measures.

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
At the management level for Southwest Gas, our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by Southwest Gas’ President and the Vice President/Information Services/Chief Information Officer, along with the Director of Information Security. A Cybersecurity Executive Committee, consisting of officer-level management appointees representing key areas of our business, exists to maintain situational awareness of cybersecurity risks, support methods of addressing cybersecurity risks, and support the Chief Information Officer’s efforts to help Southwest Gas follow natural gas sector-specific regulations and reporting. The Cybersecurity Executive Committee meets regularly with legal advisors and cybersecurity professionals. In our Information Services department, the cybersecurity management team members hold relevant degrees and industry-recognized certifications in cybersecurity, and each has many years of relevant work experience in various roles involving managing information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs. Cybersecurity team members are expected to keep their knowledge, skills, and training current by participating in industry events and continuing education programs as applicable.
These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our cybersecurity playbooks and incident response plan outline our procedures, communication protocols, and information escalation processes applicable throughout the lifecycle of a cybersecurity incident. The playbooks and plans cover information flow from discovery of a possible issue through the reporting of it to Information Services management, legal counsel, executive management, and Board as necessary. As discussed above, members of management report to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least twice per year, with the Audit Committee receiving more frequent updates as needed to assist in maintaining or enhancing cybersecurity posture in financial reporting and monitoring attack and penetration testing results.

Item 2.	PROPERTIES
Southwest Gas is engaged in the retail transmission, distribution, transportation and sale of natural gas for domestic, commercial, agricultural and industrial uses in Arizona, Nevada, and California. Service areas in Arizona includes Phoenix Tucson and surrounding communities. Service areas in Nevada include the Las Vegas valley and surrounding communities in Clark County in the south and the Lake Tahoe area to Elko and surrounding communities in the north. Service areas in California include high desert communities in San Bernardino County in the south and in communities in Placer, El Dorado and Nevada counties in the Lake Tahoe area in the northern part of the state.
Southwest Gas, through two subsidiaries, operates two primary pipeline transmission systems:
•a system (including an LNG storage facility) owned by Great Basin extending from the Idaho-Nevada border to the Reno, Sparks, and Carson City areas and communities in the Lake Tahoe area in both California and Nevada and other communities in northern and western Nevada; and

•a system owned by Southwest Gas Transmission Company extending from the Colorado River at the southern tip of Nevada to the Las Vegas distribution area.
The plant investment of Southwest Gas consists primarily of transmission and distribution mains, compressor stations, peak shaving/storage facilities, service lines, meters, and regulators, which comprise the pipeline systems and facilities located in and around the communities served. Southwest Gas also includes other properties such as land, buildings, furnishings, work equipment, vehicles, and software systems in utility plant. Total gas plant, including construction work in progress, at December 31, 2025, was $11.8 billion at Southwest Gas. It is the opinion of management that the properties of Southwest Gas are suitable and adequate for its purposes. Subject to approval from FERC to construct and operate the system expansion, Great Basin estimates a potential estimated capital investment of approximately $1.7 billion in the next three years with an expected in-service date of late 2028.
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
With respect to the right-of-way grants, Southwest Gas generally has had continuous and uninterrupted possession and use of such rights-of-way, and the associated gas mains and service lines, commencing with the initial stages of construction of such facilities. Permits have been obtained from public authorities and other governmental entities in certain instances to cross or to install facilities through public lands and along roads and highways. These permits typically are revocable at the election of the grantor, and Southwest Gas occasionally must relocate its facilities when requested to do so by the grantor. Permits have also been obtained from railroad companies to cross over or under railroad lands or rights-of-way, which in some instances require annual or other periodic payments and are revocable at the election of the grantors.

Item 3.	LEGAL PROCEEDINGS
The Company and Southwest Gas are named as a defendant in various legal proceedings. The ultimate dispositions of these proceedings are not presently determinable; however, it is the opinion of management that none of this litigation individually or in the aggregate will have a material adverse impact on the Company’s or Southwest Gas’ financial position or results of operations. For discussion regarding legal proceedings, please refer to Note 15 - Commitments and Contingencies in the accompanying notes to our financial statements included elsewhere in this Annual Report.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which the common stock of the Company is traded is the NYSE and the ticker symbol of the stock is “SWX.” At February 18, 2026, there were 9,193 holders of record of common stock, and the market price of the common stock was $86.64.
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, projected capital requirements, the Company’s liquidity position and overall financial condition, the competitiveness of the dividend yield, economic conditions, equity dilution, and impacts on credit ratings. The Company has paid dividends on its common stock since 1956. The quarterly dividend was $0.62 in 2025, and in February 2026, the Board approved an increase to $0.645 per share for the 2026 regular quarterly dividends. No assurances can be provided on our future dividend payments and the actual declarations of dividend payments remain at the discretion of the Board.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas; until April 22, 2024, all of the shares of common stock of Centuri; and until February 14, 2023, all of the shares of common stock of MountainWest. The Company’s businesses were managed within three separate reportable segments until February 2023, our Natural Gas Distribution segment (Southwest Gas), our Utility Infrastructure Services segment (Centuri), and our Pipeline and Storage segment (MountainWest). After February 2023 and until August 2025, the businesses were managed within two reportable segments, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After the deconsolidation of Centuri in August 2025, our business is solely comprised of our Natural Gas Distribution segment.
Consistent with the Company’s earlier determination to simplify the Company’s portfolio of businesses, the Company completed the Centuri IPO in April 2024. From the Centuri IPO and through September 2025, the Company completed a series of sales of its remaining interests in Centuri. The Company completed subsequent sales of Centuri stock in May through September 2025. Following the August, 11, 2025 transaction, the Company owned 30.9% of Centuri, at which time it no longer had a financial controlling interest in Centuri and therefore met the requirements for deconsolidation. On September 5, 2025, the Company sold its remaining shares of Centuri common stock and no longer owns any shares of Centuri nor has any governance rights afforded to it under the Separation Agreement.
Our business includes Southwest Gas, which is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Southwest Gas is the largest regulated distributor of natural gas in Arizona and Nevada, and also distributes and transports natural gas for customers in portions of California. Additionally, through its subsidiaries, Southwest Gas operates two regulated interstate pipelines, including Great Basin, serving portions of Nevada and California. Southwest Gas makes investments in infrastructure to support customer demand associated with population growth and economic development activity and the safe and reliable operation of its system through adherence to integrity management programs.
As of December 31, 2025, Southwest Gas had approximately 2,281,000 residential, commercial, industrial, and other natural gas customers, of which 1,224,000 customers were located in Arizona, 849,000 in Nevada, and 208,000 in California. First-time meter sets were approximately 37,000 in 2025, of which 21,000 were located in Arizona, 15,000 in Nevada, and 1,000 in California; compared to 41,000 in 2024, of which 23,000 were located in Arizona, 17,000 in Nevada, and 1,000 in California. Residential and commercial customers represented over 99% of the total customer base. During 2025, 53% of operating margin (gas operating revenues less the net cost of gas sold) was earned in Arizona, 35% in Nevada, and 12% in California. During this same period, Southwest Gas earned 85% of its operating margin from residential and small commercial customers, 4% from other sales customers, and 11% from transportation customers. These general patterns are expected to remain materially consistent for the foreseeable future, subject to the ultimate outcome of the Great Basin Expansion Project. Refer to Potential 2028 Great Basin Expansion Project discussion below.
Southwest Gas recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, operating margin is not specifically defined in U.S. GAAP. Thus, operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under PGA mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact operating margin or operating income. Therefore, management believes operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest Gas’ financial performance in a rate-regulated environment. The principal factors affecting changes in operating margin are generally the timing and amount of updated rates (to better align with Southwest Gas’ cost of service and capital investments, including impacts of infrastructure trackers) and customer growth. Public utility commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of utility gross margin to operating margin, and refer to Rates and Regulatory Proceedings in this Management’s Discussion and Analysis for details of various rate proceedings.
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
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest Gas’ operations and are covered in greater detail in later sections of this Management’s Discussion and Analysis.
Summary Operating Results

	Year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Contribution to net income (loss)
Natural gas distribution	$300,308	$261,176	$242,226
Pipeline and storage	—	—	(16,288)
Corporate and administrative (1)	(65,472)	(40,197)	(85,944)
Income (loss) from continuing operations	234,836	220,979	139,994
Income (loss) from discontinued operations, net of taxes	204,990	(22,164)	10,895
Net income attributable to Southwest Gas Holdings, Inc.	$439,826	$198,815	$150,889

Weighted average common shares - basic	72,162	71,841	70,787

Basic earnings (loss) per share
Continuing operations	$3.25	$3.08	$1.98
Discontinued operations	2.84	(0.31)	0.15
Net earnings (loss) per share - basic	$6.09	$2.77	$2.13

Natural Gas Distribution Segment
Reconciliation of Utility Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$785,619	$696,964	$640,955
Plus:
Operations and maintenance (excluding Admin. & General) expense	328,501	325,152	316,246
Depreciation and amortization expense	330,724	303,095	295,462
Operating margin	$1,444,844	$1,325,211	$1,252,663

Southwest Gas Corporation(2)
Reconciliation of Utility Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$785,619	$697,379	$632,404
Plus:
Operations and maintenance (excluding Admin. & General) expense	328,501	325,152	314,987
Depreciation and amortization expense	330,724	303,095	295,462
Operating margin	$1,444,844	$1,325,626	$1,242,853
(1) In connection with the deconsolidation of Centuri, certain amounts in Corporate and administrative that relate to the Centuri separation have been reclassified to discontinued operations for all periods presented, as applicable.
(2)Historically, Southwest Gas Corporation’s operating results have corresponded to the operating results of the Natural Gas Distribution Segment. The amounts reported in the table above differ from Natural Gas Distribution Segment due to the revision described in Note 3 - Revision of Previously Issued Financial Statements.

Overview
Southwest Gas Holdings, Inc.:
•Completed sale of entirety of remaining Centuri common stock through secondary public offerings and private placements resulting in net proceeds of approximately $1.3 billion during the year; collective net proceeds used to repay $709.0 million of outstanding indebtedness, which includes the full payment of the $550.0 million term loan and $159.0 million paydown of the credit facility, and to pay quarterly dividends to stockholders, with expectation to use the remainder for general corporate purposes, including support for the potential 2028 Great Basin expansion.
•Finished the year with approximately $576.6 million of cash on a consolidated basis; the Company did not issue equity in 2025.
•Full year utility gross margin of $785.6 million and operating margin of $1.4 billion for the Natural Gas Distribution segment.
Southwest Gas Corporation:
•Full year utility gross margin of $785.6 million and operating margin of $1.4 billion.
•37,000 first-time meters sets (1.6% growth rate) added over the past 12 months.
•$840.2 million capital investment in 2025.
•Executed binding precedent agreements in support of the 2028 Great Basin Expansion Project.
•Completion of Arizona General Rate Case.

Results of Operations
Southwest Gas’ revenues and cost of gas sold can change depending on natural gas cost included in customer rates but these changes do not directly affect the company’s profits. Regulatory commissions have set up mechanisms that allow Southwest Gas to adjust customer rates to reflect fluctuations in natural gas cost.
If the actual cost of gas differs from what is recovered through customer rates, the difference is recorded as a deferred amount.
•If Southwest Gas has under-recovered costs, it records a regulatory asset on the consolidated balance sheets as deferred purchase gas costs and interest income on the consolidated statements of income within the Other income (deductions) line item.
•If Southwest Gas has over-recovered costs, it records a regulatory liability on the balance sheet as deferred purchased gas costs and interest expense on the consolidated statements of income within the Net interest deductions line item.
These deferred amounts are either refunded to or recovered from customers during periods approved by the regulatory commissions. The rates are designed to be refunded or collected over a 12-month period.
Historically, the Natural Gas Distribution segment operating results have corresponded to the operating results of Southwest Gas Corporation. The amounts reported in the table above differ from Southwest Gas Corporation due to the revision described in Note 3 - Revision of Previously Issued Financial Statements.
Results of Natural Gas Distribution Segment

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Regulated operations revenues	$1,942,480	$2,475,216	$2,499,564
Net cost of gas sold	497,636	1,150,005	1,246,901
Operating margin	1,444,844	1,325,211	1,252,663
Operations and maintenance expense	537,644	520,820	511,646
Depreciation and amortization	330,724	303,095	295,462
Taxes other than income taxes	94,070	88,965	87,261
Operating income	482,406	412,331	358,294
Other income (deductions)	52,402	54,276	70,661
Net interest deductions	181,677	162,257	149,830
Income before income taxes	353,131	304,350	279,125
Income tax expense	52,823	43,174	36,899
Contribution to consolidated results	$300,308	$261,176	$242,226

2025 vs. 2024
Contribution to consolidated net income from natural gas distribution operations increased $39.1 million between 2025 and 2024 primarily due to:
•$119.6 million higher Operating margin primarily driven by updated rates in Arizona and all other territories that better align with Southwest Gas’ cost of service and capital investments adding approximately $95.2 million of incremental margin and $11.5 million attributable to customer growth. Customer growth is reflective of approximately 37,000 first-time meter sets added in 2025. Contributing to the increase is also $8.0 million related to the combined impacts of increases in recovery/return, offset by a comparable increase in depreciation and amortization expense in regulatory account balances noted below, and $5.9 million attributable to the variable interest expense adjustment mechanism in Nevada, offset by a comparable increase in amortization that is recognized in interest expense.
Partially offset by:
•$27.6 million, or 9%, higher Depreciation and amortization expense reflecting a $672.1 million, or 6%, increase in gas plant in service in the current year, in addition to $8.0 million in higher amortization related to regulatory account balances noted above. The increase in plant was primarily attributable to scheduled pipe replacement activities, new infrastructure, pipeline capacity reinforcement work, and franchise requirements.
•$19.4 million higher Net interest deductions primarily due to amounts incurred on higher over-collected PGA balances for Arizona and Nevada when compared to 2024, as well as higher variable interest expense adjustment mechanism in Nevada of $5.9 million associated with Southwest Gas’ industrial development revenue bonds noted above.
•$16.8 million higher Operations and maintenance expense primarily attributable to increases in incentive compensation costs of $5.8 million, higher outside services costs of $4.8 million, higher cloud-computing costs of $4.4 million, and higher employee-related labor costs of $4.3 million. These increases were partially offset by reductions in leak survey and line locating expenses.
•$9.6 million higher Income tax expense resulting from increases of approximately $26.0 million primarily due to higher pre-tax income and lower amortization of excess accumulated deferred income taxes, partially offset by a tax benefit of $16.4 million due to changes in estimated future state apportionment rates.
•$5.1 million higher Taxes other than income taxes due primarily to increases in property taxes across all of Southwest Gas’ jurisdictions.
•$1.9 million lower Other income (which is net of other deductions) primarily driven by a $12.6 million decrease in interest income. This decrease was mainly driven by lower interest income earned on money market investments and interest income earned on Southwest Gas’ regulatory asset balances. Additionally, Arizona and Nevada transitioned from net under-collected balances during the beginning of 2024 to over-collected balances at the end of 2024 and remained over-collected at the end of 2025. Offsetting the decrease in interest income was $6.9 million primarily related to timing differences in contributions to the Southwest Gas Foundation in 2025 compared to 2024, $1.9 million increase in values associated with COLI policies, and $1.6 million gain on the sale of certain miscellaneous assets in 2025.
2024 vs. 2023
Contribution to consolidated net income from natural gas distribution operations increased $19.0 million between 2024 and 2023 primarily due to:
•$72.5 million higher Operating margin primarily driven by updated rates in Arizona and all other territories that better align with Southwest Gas’ cost of service and capital investments, adding approximately $65.3 million of incremental margin and $11.7 million attributable to customer growth. Customer growth is reflective of approximately 41,000 first-time meter sets added in 2024. Favorable impacts ($9.2 million, combined) were also realized in connection with certain rate components of infrastructure trackers and the Nevada variable interest rate expense mechanism. Furthermore, late fee assessments on customer account balances provided approximately $2.7 million in incremental margin. Offsetting these increases was a decrease in recoveries associated with regulatory programs, totaling $6.8 million for which an associated comparable decrease is also reflected in amortization expense (discussed below). In addition, certain immaterial out-of-period corrections occurred in both 2023 and 2024 resulting in an unfavorable variance between comparative periods, primarily driven by an $8.0 million favorable adjustment in 2023. Customary gas used in operations (the effects of which are offset in Operations and Maintenance expense) also reduced operating margin ($3.8 million).

Partially offset by:
•$16.4 million lower Other income (which is net of other deductions) primarily due to a decline of $17.2 million in interest income compared to the prior year, related to a reduction in carrying charges associated with regulatory account balances, notably PGA balances, which decreased from an asset balance of $465.3 million as of December 31, 2023 to a net liability balance of $241.6 million as of December 31, 2024. Interest income is earned when these balances are in asset positions and interest expense is incurred when balances are in liability positions.
•$12.4 million higher Net interest deductions primarily due to the impacts of surcharges/surcredits and deferral activity related to a regulatory mechanism associated with interest on Southwest Gas’ industrial development revenue bonds. Interest also increased due to amounts incurred on the over-collected PGA balance. Additionally, contributing to the increase was a lower level of debt-related AFUDC, which had the impact of increasing interest expense on a relative basis in 2024.
•$9.2 million higher Operations and maintenance expense primarily driven by general cost increases in benefit, incentive, and pension related costs, and leak survey and line locating costs, partially offset by contractor and professional services costs (the majority of which related to utility optimization consulting fees in 2023). Both periods exclude costs attributable to construction that are part of Net regulated operations plant and costs that would otherwise be expensed but are instead permissible to be deferred into regulatory assets (e.g., incremental leak survey costs in Nevada).
•$7.6 million, or 2.6%, higher Depreciation and amortization expense primarily due to a $704.5 million, or 7%, increase in gas plant in service in the current year. The increase in gas plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. This increase was offset by a decrease in amortization of regulatory account balances of $6.8 million as noted above.
•$6.3 million higher Income tax expense primarily due to higher pre-tax income and lower amortization of excess accumulated deferred income taxes.
Corporate and Administrative
2025 vs. 2024
The increase in net loss of $25.3 million from 2025 compared to 2024 was primarily due to:
•$53.2 million higher Income tax expense primarily due to increases in estimated future state apportionment rates from Arizona and California of $45.3 million combined with lower pre-tax loss.
Partially offset by:
•$22.9 million lower Net interest deductions primarily driven by the repayment of the $550.0 million term loan in the Summer of 2025 as well as the decrease in the balance that was previously outstanding on the revolving credit facility.
•$7.8 million higher Other income (which is net of other deductions) driven by an increase in interest income earned on money market accounts.
2024 vs. 2023
The decrease in net loss of $45.7 million from 2024 compared to 2023 was primarily due to:
•$50.0 million Goodwill impairment and loss on sale from the sale of MountainWest in 2023 compared to none in 2024.
Partially offset by:
•$6.7 million lower Income tax benefit primarily due to lower pre-tax loss in 2024 compared to 2023.
Discontinued Operations
2025 vs. 2024
Net income from discontinued operations increased $227.2 million in 2025 compared to 2024 primarily due to:
•$343.1 million gain from Centuri deconsolidation inclusive of a $222.9 million remeasurement gain from adjusting the 30.9% retained interest to fair value as of August 11, 2025. This retained interest was later sold on September 5, 2025 as described in Note 13 - Dispositions.
•$3.7 million lower Centuri separation related costs.

Partially offset by:
•$100.4 million higher income tax expense primarily related to the sale of Centuri.
•$9.7 million loss from the sale of the Company’s 30.9% retained interest on September 5, 2025.
•$9.6 million higher in Centuri’s pre-tax operating loss attributable to the Company.
2024 vs. 2023
Net income from discontinued operations decreased $33.1 million in 2024 compared to 2023 primarily due to:
•$262.1 million, or 9%, lower utility infrastructure services revenue in 2024 driven primarily by decreased gas utility infrastructure services revenues of $133.8 million and decreased electric utility infrastructure services revenues of $128.3 million. The decrease in gas utility infrastructure services revenues was primarily due to a reduction in net volumes under existing customer MSAs stemming primarily from delayed or unfavorable regulatory decisions faced by key customers and timing of bid projects, and the prior year benefited from the commencement of a large project that was substantially complete in 2023.
Partially offset by:
•$202.3 million, or 8%, lower utility infrastructure services expenses in 2024 due primarily to lower volume of infrastructure services provided. Subcontractor costs decreased during 2024 compared to the prior year primarily due to decreased work under offshore wind projects and changes in mix of work. Project margin in 2024 decreased primarily due to lower margins on bid work (the prior year benefited from a highly profitable bid that did not recur in the current year);
•$11.0 million lower Income tax expense primarily due to a decrease in pre-tax income in 2024.
•$10.1 million lower Depreciation and amortization expense primarily due to a number of small tools within electric utility infrastructure services operations becoming fully depreciated in 2023 and not requiring replacement based on project needs.
•$7.0 million lower Net interest deductions were primarily due to activity with regard to Centuri’s debt balance.
Results of Southwest Gas Corporation

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
		As Adjusted	As Adjusted
Regulated operations revenues	$1,942,480	$2,482,990	$2,494,220
Net cost of gas sold	497,636	1,157,364	1,251,367
Operating margin	1,444,844	1,325,626	1,242,853
Operations and maintenance expense	537,644	520,820	510,387
Depreciation and amortization	330,724	303,095	295,462
Taxes other than income taxes	94,070	88,965	87,261
Operating income	482,406	412,746	349,743
Other income (deductions)	52,402	54,276	70,661
Net interest deductions	181,677	162,257	149,830
Income before income taxes	353,131	304,765	270,574
Income tax expense	52,823	42,669	42,162
Net income	$300,308	$262,096	$228,412
2025 vs. 2024
Contribution to consolidated net income from natural gas distribution operations increased $38.2 million between 2025 and 2024 consistent with the Natural Gas Distribution segment except for:
•$10.2 million higher Income tax expense consistent with the Natural Gas Distribution segment explanation combined with an increase in income taxes related to the prior year adjustments as described in Note 3 - Revision of Previously Issued Financial Statements.

2024 vs. 2023
Contribution to consolidated net income from natural gas distribution operations increased $33.7 million between 2024 and 2023 consistent with the Natural Gas Distribution segment except for:
•$82.8 million higher Operating margin consistent with the Natural Gas Distribution segment explanation combined with an increase in operating margin of $10.3 million due to revisions. See Note 3 - Revision of Previously Issued Financial Statements for additional information.
Partially offset by:
•$10.4 million higher Operations and maintenance expense consistent with the Natural Gas Distribution segment explanation combined with an increase in Operations and maintenance expense related to the prior year adjustments as described in Note 3 - Revision of Previously Issued Financial Statements for additional information.
•$0.5 million higher Income tax expense consistent with the Natural Gas Distribution segment explanation offset by a decrease in income taxes of $5.8 million related to the prior year adjustments as described in Note 3 - Revision of Previously Issued Financial Statements for additional information.
Rates and Regulatory Proceedings
With respect to rates and regulatory proceedings, Southwest Gas is subject to the regulation of the ACC, the PUCN, the CPUC, and two of Southwest Gas’ subsidiaries are subject to regulation by the FERC.
General Rate Relief and Rate Design
Rates charged to customers vary according to customer class and rate jurisdiction and are set by the individual state and federal regulatory commissions that govern Southwest Gas’ service territories. Southwest Gas makes periodic filings for rate adjustments as the cost of providing service changes, including the cost of natural gas purchased, and as additional investments in new or replacement pipeline and related facilities are made. Rates are intended to provide for recovery of all commission-approved costs along with a reasonable return on investment. On their own, the mix of fixed and variable components in rates assigned to various customer classes can significantly impact the operating margin actually realized by Southwest Gas. Management has worked with its regulatory commissions in designing rate structures that support the timely recovery of our costs, including returns to investors, in providing safe, affordable, and reliable service to its customers while mitigating volatility in prices to customers and providing stable returns to investors. Such rate structures were in place in each of Southwest Gas’ operating areas during all periods for which results of natural gas distribution operations are disclosed above.
Arizona Jurisdiction
Arizona General Rate Case. Southwest Gas filed its 2024 Arizona rate case application in February 2024, proposing an increase in revenue of approximately $125.6 million and a return on common equity of 10.15%, relative to a 50% target equity ratio, and a proposed twelve-month post-test year adjustment for non-revenue producing plant to reflect the continued significant capital investments in the state and to update rates to more closely align with Southwest Gas’ current level of operations and maintenance expense. The ACC’s final decision in March 2025 authorized an overall annual rate increase of approximately $80.2 million and a return on common equity of 9.84% relative to a 48.5% equity ratio. Southwest Gas’ proposals for the continuation of full revenue decoupling under the DCA mechanism and a property tax tracking mechanism were approved, but the proposed Unrecovered Gas Cost Expense mechanism, which was intended to address timelier recovery of the purchased gas cost portion of uncollectible customer accounts following write-off, was ultimately withdrawn in favor of the historical regulatory treatment for uncollectible accounts and related expense. The legacy COYL program was discontinued; however, an application was filed in June 2025 requesting recovery of the associated outstanding revenue requirement of approximately $5.2 million for work completed through March 2025. Recovery of the outstanding COYL revenue requirement over three years, as requested, was approved by the ACC in September 2025. Rates associated with the ACC’s decision in the general rate case became effective in March 2025. In January 2026, Southwest Gas filed with the ACC its notice of intent to file its next general rate case in February 2026, including a proposal for an annual rate adjustment to promote customer rate gradualism and mitigate regulatory lag by adjusting rates annually to provide recovery of the Company’s cost of service.
Initially included as part of the rate case application, Southwest Gas proposed the establishment of the SIM, a capital tracker designed to support non-revenue producing code and regulatory-related infrastructure replacements in Arizona, which was subsequently bifurcated from the rate case hearing. In April 2025, a settlement agreement supporting implementation of the SIM was reached with the majority of the parties, including a SIM surcharge effective April 1 each year subject to refund, to recover the revenue requirement associated with eligible plant placed in service by December 31 of the prior calendar year. The settlement considered by the ACC included a surcharge cap of $0.02 per therm, which represented approximately $150.0 million of annual SIM-related investment. In July 2025, the ACC modified the settlement to limit SIM-related investments to $50.0 million annually. Other key provisions of the settlement remain unchanged. The first SIM surcharge application is expected to be filed with the ACC in March 2026.
Delivery Charge Adjustment. The DCA, or the Arizona decoupling mechanism, includes a filing each April, which along with other reporting requirements, contemplates a rate to return/recover the over- or under-collected margin tracker balance. The most recent filing was made in April 2025 to request a rate adjustment to address the under-collected balance of $40.7 million existing as of March 31, 2025. In August 2025, the ACC approved the application, as filed, to recover the under-collected balance of approximately $40.7 million, which is expected to be recovered over 12 months from the time of the approved application.
Tax Reform. A TEAM was approved in Southwest Gas’ 2019 general rate case to timely recognize effective income tax rate changes resulting from federal or state tax legislation and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from the 2017 Tax Cuts and Jobs Act, compared to the amount authorized in the most recently concluded general rate case. Following the inaugural surcredit rate establishment under the TEAM mechanism in December 2022, Southwest Gas has filed subsequent TEAM rate applications. The current surcharge rate designed to recover approximately $5.2 million resulting from changes related to the amortization of EADIT was approved and became effective June 1, 2025.
In December 2025, Southwest Gas filed its most recent TEAM rate application seeking authority to recover $0.7 million, which includes the current-year TEAM adjustment of approximately $7.9 million, primarily offset by the impact of Southwest Gas’ election of the natural gas safe harbor tax method of accounting for determining whether certain natural gas repair and maintenance expenditures are capitalized or expensed for income tax purposes. As a result of this accounting method change, approximately $27.1 million of EADIT associated with historic tax repairs shifts from protected treatment amortized under the Average Rate Assumption Method to unprotected treatment. Southwest Gas proposed the amortization of the $27.1 million in unprotected EADIT over a five-year period, consistent with the approximate remaining amortization period of the unprotected EADIT established in Southwest Gas’ 2019 general rate case. The application was approved in February 2026, as filed, with a rate effective date of June 1, 2026.
PGA Modification. On January 27, 2025, Southwest Gas filed a request to increase the GCBA adjustment to allow for a greater credit rate to be implemented more quickly in order to facilitate the return of the existing over-collected balance. Typical adjustments authorized by previous decisions limit the increase in the GCBA rate to $0.01 per month. The ACC approved Southwest Gas’ request to implement a credit rate of $0.08138 per therm effective the first quarter 2025, and is expected to be in place for approximately one year and terminates when the GCBA balance is reduced to less than $10.0 million.
Nevada Jurisdiction
Nevada General Rate Case. Southwest Gas filed its most recent general rate case in September 2023, updated with a certification filing primarily for plant placed in service, and incremental annual leak survey costs, through November 2023. Those updates resulted in an updated overall request of approximately $74.0 million. The PUCN issued a decision approving an annual increase in revenues of $59.1 million, approving the earlier proposed settlement, and authorizing a return on common equity of 9.5%, including the use of a hypothetical capital structure of 50% debt and 50% equity. Included in the settled items were: a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset; and refreshed depreciation rates somewhat lower than those proposed. New rates became effective in April 2024. In January 2026, Southwest Gas filed with the PUCN its notice of intent to file a general rate case in March 2026, with new rates expected to be effective October 2026.
General Revenues Adjustment. The GRA, or Nevada decoupling mechanism, was affirmed as part of Southwest Gas’ most recently concluded general rate case and adjustments are included in the ARA filings intended to update rates to recover/return amounts associated with various regulatory mechanisms, including the GRA. Recovery of rates and adjustments thereto as part of the ARA primarily impact cash flows, but not net income overall. Rates for the GRA and other regulatory mechanisms relating to the November 2024 ARA filing, associated with balances as of September 30, 2024, became effective July 1, 2025. Southwest Gas filed its 2025 ARA filing in November 2025 requesting to adjust the GRA rates to recover the approximate $28.2 million balance as of September 30, 2025, effective July 1, 2026.
Line Locate Activity Expenses Application. Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses, allowing Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recent general rate case. In July 2025, the PUCN approved regulatory accounting treatment of the line locate activity expenses, effective January 1, 2025. The proposal did not include carrying charges on the regulatory account balance in order to focus solely on stemming the financial attrition experienced in between rate cases related to this work. Amounts deferred in the regulatory asset are expected to be considered in the next general rate case, where authority to continue regulatory accounting treatment must be requested.

DEAA Modification. Southwest Gas filed an application with the PUCN for approval to adjust the DEAA rates in excess of the maximum allowable adjustment of 2.5 cents per therm contemplated by the Nevada Revised Statutes given the significant over-collected balances of the PGA in both southern and northern Nevada. A stipulation was reached with the parties and approved by the PUCN providing for the implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers effective July 1, 2025. The October 1, 2025 quarterly adjustment was calculated consistent with the statutory cap range resulting in an increased credit rate of $0.22500 in southern Nevada and $0.27500 in northern Nevada. The PGA balance at December 31, 2025 was over-collected by approximately $203.2 million for southern Nevada and by approximately $38.5 million for northern Nevada. These amounts represent reductions from the September 30, 2025 over-collected balances of $234.5 million and $48.2 million for southern and northern Nevada, respectively. This modification is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
Resource Plan. In September 2025, Southwest Gas filed an application seeking approval of its first triennial resource plan, required by October 1, 2025, pursuant to SB 281 (2023). The application seeks approval of certain significant operational or capital requirements, as defined by SB 281, during the three-year action plan period, including two single extension facilities projects in southern Nevada designed to serve more than 2,000 customers, safety-related and system integrity management investments in southern and northern Nevada, and a proposal to commence a vintage 1984/1985 pipe replacement program in southern Nevada. The estimated capital investment associated with these programs is approximately $208.2 million over the three-year action plan period. The application also seeks approval of an approximate $4.8 million investment over the action plan period in two new safety-related programs (the natural gas alarm pilot program and the meter protection program), and includes a request to establish regulatory accounting treatment for each program. The natural gas alarm pilot program proposes the purchase and installation of approximately 10,000 natural gas alarms in high occupancy facilities across Southwest Gas’ southern and northern Nevada service territories. The meter protection program proposes the purchase and installation of meter snow shelters to enhance the protection of existing meters in heavy snow load areas in Southwest Gas’ northern Nevada service territory around Lake Tahoe. Southwest Gas is seeking approval to extend the currently authorized COYL replacement program, including the annual statewide capital investment amount of $5.0 million, and associated regulatory accounting treatment beyond the current program sunset date of July 30, 2027, through the end of 2028. Also included in the application is a request for approval of Southwest Gas’ customer demand forecasting methodology for the applicable three-year action plan period. With respect to gas resources, Southwest Gas requested modification of its currently authorized price cap of
$14/dekatherm to $25/dekatherm for RNG purchases to better align with evolving RNG market conditions and to extend its current contract term length and purchasing authority for RNG beyond the currently approved date of December 31, 2029.
The application also requests authority to purchase responsibly sourced gas, in the form of carbon capture and storage-enabled natural gas, for incorporation into Southwest Gas’ gas supply portfolio to meet up to 5% of its normal weather demand in northern and southern Nevada. Southwest Gas is also seeking approval of a demand-side management plan and proposed activities and programs, with a total statewide budget of $9.8 million over the three-year action plan period, to promote energy efficiency and conservation. Southwest Gas expects a decision on its triennial resource plan in April 2026.
California Jurisdiction
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 related to a future test year (2026), originally proposing a statewide revenue increase of approximately $48.8 million. Southwest Gas later updated its request to $43.7 million through supplemental testimony, requesting a revised revenue increase of $36.6 million for the southern California rate jurisdiction, a decrease of $2.8 million for the northern California rate jurisdiction, and an increase of $9.8 million for the South Lake Tahoe rate jurisdiction. The request is based on a capital structure consisting of 50% long-term debt and 50% common equity with a requested return on common equity of 11.35%, a modest increase compared to the 11.16% currently authorized. A continuation of Southwest Gas’ 2.75% PTY margin attrition adjustment for attrition years 2027 – 2030 is included, as well as continued use of the automatic trigger mechanism in lieu of annual cost of capital filings. Southwest Gas’ filing also includes a risk-based decision-making framework, proposing the continuation of the targeted pipe replacement program, the meter protection program, and COYL Program, along with the addition of a new annual leak survey program, collectively under the IRRAM umbrella. Authority to establish a damage prevention cost balancing account to record and recover (or return) certain costs associated with damage prevention expenses, specifically those related to line locating activities, was also requested. Consolidation of Southwest Gas’ northern California and South Lake Tahoe rate jurisdictions into a single rate-making jurisdiction was also proposed. The Cal Advocates filed direct testimony April 4, 2025, recommending a statewide revenue increase of approximately $26.1 million based on a capital structure consisting of 48% common equity and 52% long-term debt, as well as support for the continuation of the 2.75% PTY margin attrition adjustment and the automatic trigger mechanism. Cal Advocates also supported Southwest Gas’ proposed infrastructure investments under the IRRAM, though the level of overall investment was slightly lower than the amount proposed by Southwest Gas. As a result of constructive settlement discussions, Southwest Gas and Cal Advocates successfully reached a partial settlement and agreed to litigate the outstanding issues, limited to capital structure, return on equity and the resultant overall rate of return. The limited-

issue hearing was held on July 29, 2025. The all-party partial settlement filed in September 2025 included an agreed-to revenue increase of $39.5 million before consideration of the litigated capital structure and cost of capital issues. Southwest Gas anticipates a final decision in the first quarter of 2026, and new rates are expected to be effective by April 2026, subject to the timing of the issuance of the final decision. The CPUC granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026, through the effective date of the CPUC’s final decision allowing Southwest Gas to track changes in the revenue requirement beginning January 1, 2026.
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
FERC Jurisdiction
General Rate Case. Great Basin, a wholly owned subsidiary of Southwest Gas, filed a notice of a change in rates (pursuant to applicable regulations) on March 6, 2024 requesting that rates for natural gas service subject to the filing be made effective April 6, 2024. The FERC, however, suspended the case for a five-month period, which allowed rates to go into effect, subject to refund, on September 6, 2024. The filing included a request to continue a term-differentiated rate structure, which was adopted as part of Great Basin’s previous general rate case, to provide an overall annual revenue increase of approximately $13.4 million, a return on equity of 11.95%, and a capital structure of 50% long-term debt and 50% common equity. A primary driver of the increase was approximately $99.0 million of capital investments, much of which was placed in service by the end of the August 2024 test year. An all-party settlement was reached recommending approval of a $9.6 million revenue increase based on a 9.76% pre-tax rate of return. Rate base increased to approximately $191.0 million; a 41.0% increase over the previously authorized $135.5 million. The settlement was filed with the FERC for final consideration in December 2024 and a Letter Order approving the uncontested settlement was issued in March 2025. Since no party requested reconsideration, the Letter Order became effective April 2, 2025, and refund amounts in excess of the base tariff rates established in the settlement were issued timely.
Potential 2028 Great Basin Expansion Project. In response to inquiries related to available capacity and changing market needs, Great Basin posted notice of a Binding Open Season for a 2028 system expansion. The Binding Open Season, initially scheduled from January 28, 2025, through April 30, 2025, to determine the level of interest of existing and potential shippers for new or additional firm transportation service, was extended through June 2025 to allow for consideration of alternative in-service date requests as part of the bids and resulted in a potential incremental capacity of up to ~1.76 billion cubic feet of demand per day. To accommodate continued interest following the Open Seasons held earlier in 2025, a second supplemental open season launched on November 11, 2025, to provide potential shippers additional opportunity to submit binding requests, refine capacity needs, consider alternative in-service dates, and evaluate the final scope of the expansion project to support energy demand growth across northern Nevada. In December 2025, precedent agreements were executed with shippers to accommodate capacity requests totaling approximately 800 million cubic feet per day. Subject to approval from FERC to construct and operate the system expansion, Great Basin estimates a potential capital investment of approximately $1.7 billion in the next three years with an expected in-service date of late 2028.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustments to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of December 31, 2025, over-collections in both the Arizona and Nevada service territories resulted in a liability of approximately $310.1 million and under-collections in California resulted in an asset of approximately $5.2 million on the Company’s and Southwest Gas’ Consolidated Balance Sheets. The over-collected balances in the table below reflect the impacts related to specific recovery rates under existing mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.

Filings to change rates in accordance with PGA clauses are subject to audit by the staff of state regulatory commissions. The operation of the mechanism in California is typically the most responsive to changes in gas supply costs and maximum rate adjustments for the earlier build-up (positive or negative) apply to Nevada and Arizona; however, refer to the PGA Modification discussion above related to Arizona and the DEAA Modification in Nevada. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest Gas’ outstanding PGA, including accrued purchased gas costs, balances receivable/(payable) at the end of its two most recent fiscal years:

	December 31,
(Thousands of dollars)	2025	2024
Arizona	$(68,423)	$(47,700)
Nevada	(241,662)	(207,698)
California	5,214	13,807
	$(304,871)	$(241,591)
Arizona PGA Filings. In Arizona Southwest Gas calculates the change in the gas cost component of customer rates monthly (to allow for timely refunds to/recoveries from customers) utilizing a rolling twelve-month average. In early 2025, the ACC approved an elevated GCBA credit rate authorizing the elevated credit rate to remain in effect until the GCBA balance is reduced to less than $10.0 million. The rates are designed to recover/refund the balances over a twelve-month period subject to fluctuations in natural gas prices and actual customer usage.
California Gas Cost Filings. In California a monthly gas cost adjustment based on forecasted monthly prices is utilized. Monthly adjustments modeled in this fashion provide the timeliest recovery of gas costs in any Southwest Gas jurisdiction.
Nevada Gas Cost Filings. In November 2025, Southwest Gas filed its quarterly adjustments to its gas cost rates, which consist of the Base Tariff Energy Rate and the DEAA rate, to be effective January 1, 2026. The quarterly adjustment was calculated consistent with the statutory cap range of $0.025 for the DEAA component resulting in credit rates of $0.25 and $0.30 in southern and northern Nevada, respectively. Gas cost rates otherwise are updated on an ongoing basis quarterly, with changes effective each January, April, July, and October. The rates are designed to recover/refund the balances over a twelve-month period, subject to fluctuations in natural gas prices and actual customer usage.
Gas Price Volatility and Mitigation
To mitigate price volatility to its customers, Southwest Gas periodically enters into fixed-price term contracts under its volatility mitigation programs for up to 25% of the California jurisdictions’ annual normal weather supply needs and, to a limited extent, in the Arizona jurisdiction. For the 2025/2026 heating season, contracts contained in the fixed-price portion of the supply portfolio ranged from approximately $4.02 to approximately $5.37 per dekatherm. In consultation with its regulators, Southwest Gas does not currently plan to make any fixed-price term purchases other than in California nor to enter into financial swap agreements. Southwest Gas’ natural gas purchases not covered by fixed-price contracts are under variable-price contracts with firm quantities or on the spot market. The contract price for these contracts is either determined at the beginning of each month, to reflect the published first-of-month index price, or at market prices based on a published daily price index. In each case, the index price is not published or known until the purchase period begins. Plans with regard to fixed-price portfolios or other hedging programs could change as Southwest Gas monitors conditions and collaborates with regulatory commissions over time.
Pipeline Safety Regulations
PHMSA issues direct final rules and periodic standard updates that incorporate newer editions of industry consensus standards. This brings federal pipeline safety regulations into alignment with the latest industry standards and helps maintain or improve safety while reducing regulatory ambiguity. In 2025, fourteen direct final rules were approved with an effective date of January 1, 2026, and twenty periodic standards were approved with an effective date of January 10, 2026. Southwest Gas has integrated these new standards into its operating procedures.

Notices of Proposed Rulemaking. PHMSA published the following two significant NPRMs in 2023:
1.The first is the Pipeline Leak Detection and Repair NPRM, which aims to mandate methane emissions reductions through the revision of operations and maintenance procedures for natural gas operators, the promulgation of advanced leak detection equipment, and accelerated leak repair criteria. The final rule was expected to be published in mid-2024; however, it was not sent to OFR until January 17, 2025. Shortly thereafter, on January 20, 2025, a “Regulatory Freeze Pending Review” directive was issued by the White House requiring all agencies to withdraw any rules that had been sent to the OFR for publication in the Federal Register that was not yet published. Subsequently, PHMSA withdrew the final rule on January 22, 2025. The future of this rulemaking under the current administration is uncertain; however, Southwest Gas continues to evaluate potential impacts from this NPRM and monitor progress.
2.The second item, the Safety of Gas Distribution NPRM, resulted from congressional mandates and National Transportation Safety Board recommendations stemming from a 2018 incident in the Merrimack Valley, in Massachusetts. This NPRM was expected to be finalized in late 2024; however, a final rule has not been finalized as of the date of this Annual Report and it is uncertain as to when a final rule will be published. The final rule is expected to include provisions that are primarily aimed at mitigating over pressurization incidents, particularly on utilization pressure systems. Southwest Gas does not own or operate any utilization pressure systems but is monitoring the progress and potential impacts, if any, of this NPRM.
PHMSA published the following four NPRMs on July 1, 2025:
1.Atmospheric Corrosion Reassessment for Pipeline Replacements: This NPRM proposes to exempt replaced service lines from the three-year reinspection requirement. This change will allow replaced service lines to default to the standard five-year atmospheric corrosion inspection interval. Southwest Gas continues to evaluate potential impacts from this NPRM and monitor progress.
2.Eliminating Burdensome and Duplicative Deadlines for Gas Pipeline Coating Damage Assessments and Remedial Actions: Under current regulatory requirements operators must assess coating damage “promptly” after backfilling and no later than 6 months after the pipeline is placed in service (for projects that involve 1,000 ft or more of continuous backfill length along the pipeline). This NPRM would eliminate the vague timing language of “promptly after backfill” as a compliance milestone and set assessments to occur within 6-months of placing the pipeline back in service. Southwest Gas continues to evaluate potential impacts from this NPRM and monitor progress.
3.Exemption for In-Plant Piping Systems: Currently no explicit exemption exists in Part 192 for in-plant piping systems. This NPRM would add a new definition for in-plant piping systems clarifying the point of demarcation and explicitly exclude any “in-plant system” from the scope of Part 192. Southwest Gas continues to evaluate potential impacts from this NPRM and monitor progress.
4.Harmonize Class Location Change Pressure Test Requirements with Subpart J Pressure Test Requirements: Current regulation excludes the use of a 4-hour pre-installation test when a pipeline segment undergoes a class location change. Operators must confirm or revise Maximum Allowable Operating Pressure using a pressure test conducted in place for at least 8-hours. This NPRM proposes to allow either the 8-hour test or the 4- hour pre-installation strength test, which better aligns with existing Subpart J pressure testing provisions. Southwest Gas continues to evaluate potential impacts from this NPRM and monitor progress.
Advance Notices of Proposed Rulemakings. On May 21, 2025, PHMSA published in the Federal Register an ANPRM for “Pipeline Safety: Repair Criteria for Hazardous Liquid and Gas Transmission Pipelines” asking stakeholders for feedback on potential opportunities to improve cost-effectiveness of its repair requirements for gas transmission pipelines. Southwest Gas met with other members of the AGA to prepare joint industry comments back to PHMSA on potential changes to the following regulations: Reporting safety-related conditions, verification of pipeline material properties & attributes for transmission pipelines, transmission assessments outside of high consequence areas, analysis of anomalies, reassessments, and schedules for evaluation and remediation.
On June 4, 2025, PHMSA published in the Federal Register an ANPRM for “Pipeline Safety: Mandatory Regulatory Reviews to Unleash American Energy and Improve Government Efficiency” asking stakeholders to comment on whether any existing Pipeline Safety Regulations (across 49 CFR Parts 190-199) should be repealed or amended to eliminate undue regulatory burdens on energy resources and improve government efficiency while still ensuring pipeline safety. Southwest Gas met with other members of the AGA to complete a retrospective review of the current regulations and provide joint industry comments and recommendations back to PHMSA regarding numerous Procedural and Pipeline Safety Regulations.

Southwest Gas continues to monitor changing pipeline safety legislation and participates, to the extent possible, in providing public comments and works with industry associations, such as the AGA, in shaping regulatory language associated with these new mandates and reporting requirements. Additionally, management works with state and federal commissions, to which Southwest Gas, including its subsidiaries, are subject, to develop customer rates that are responsive to incremental costs of compliance. However, due to the timing of when rates are implemented in response to new requirements and as additional rules are developed, compliance requirements could impact expenses and the timing and amount of capital expenditures for Southwest Gas.
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by operating activities decreased $799.7 million between 2025 and 2024. The decrease was primarily from the decrease of continuing operations operating cash flow of $611.2 million driven by the substantial reduction of collection of previously deferred purchased gas costs for Southwest Gas. Recovery rates were in place to collect the earlier build-up of PGA balances, which are collectively now in a liability position. The remaining difference reflects the impacts of changes in other components of working capital overall. Discontinued operations operating cash flow also contributed to the decrease of $188.5 million. The decrease was mainly attributable to Centuri’s change of working capital.
Investing Cash Flows. Cash flows used in investing activities decreased $896.8 million in 2025 as compared to 2024. The decrease in cash flow used in discontinued operations of $866.1 million was primarily due to the proceeds received from the sale of Centuri stock on August 11, 2025 and September 5, 2025 of $879.2 million. Cash flow used in continuing operations also contributed to the decrease of $30.7 million. The overall change was driven by reduced outflows for capital expenditures and property additions compared to 2024.
Financing Cash Flows. Cash flows used in financing activities increased $141.9 million in 2025 as compared to 2024. The increase was primarily from the increase of cash flow used in continuing operations of $722.9 million driven by the payment in full on Southwest Gas Holdings’ term loan of $550.0 million and $130.0 million (net of borrowings) paydown on its revolving credit facility utilizing proceeds from the sale of Centuri stock. Offsetting this impact was a decrease in cash flow used in discontinued operations of $581.0 million which was primarily due to proceeds received from the sale of Centuri stock on May 22, 2025, June 18, 2025 and July 8, 2025 of 470.7 million.
Corporate and administrative expenses/outflows for Southwest Gas Holdings in 2025 overall primarily include interest paid on outstanding borrowings.
The capital requirements and resources of the Company generally are determined independently at the segment level. Our Natural Gas Distribution segment is generally responsible for securing its own debt financing sources. However, Southwest Gas Holdings may raise funds through equity issuances or other external financing sources in support of our Natural Gas Distribution segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased $634.2 million between 2025 and 2024 primarily attributable to the substantial reduction in collection of deferred purchased gas costs (as discussed above), in addition to reflecting cash flows from other working capital changes overall.
Investing Cash Flows. Cash used in investing activities decreased $32.8 million in 2025 as compared to 2024. Outflows for capital expenditures decreased by $38.7 million in 2025 as well as reduced outflows related to customer advances for construction. Partially offsetting these impact was lower inflows from the sale of property in 2025 compared to 2024. See also 2025 Construction Expenditures below.
Financing Cash Flows. Net cash used in financing activities decreased $106.8 million in 2025 as compared to 2024. The decrease was primarily due to a decrease in dividends paid to Southwest Gas Holdings between periods.

2025 Construction Expenditures
During the five-year period ended December 31, 2025, total gas plant in service increased from $8.4 billion to $11.5 billion or at an average annual rate of 7%. Replacement, new business, and reinforcement work was a substantial portion of the plant increase during the five-year period. Customer growth also impacted expenditures as Southwest Gas set approximately 197,000 meters during this time, which is reflected in new business.
During 2025, construction expenditures (including accruals) for Southwest Gas were $840.2 million. The majority of these expenditures represented costs associated with replacement of existing transmission and distribution plant to fortify system integrity and reliability, as well as general plant additions. Cash flows from operating activities of Southwest Gas were $618.8 million; exceeding 2025 construction expenditures and dividend requirements of the natural gas operations segment.
2025 Financing Activity
As of December 31, 2025, the Company had up to $340.0 million of common stock available for sale under its ATM Program. No issuances have occurred under the ATM Program in 2025.
Net proceeds received under the Dividend Reinvestment and Stock Purchase Plan during 2025 were approximately $19.2 million from the issuance of approximately 256,000 shares of Company common stock.
Natural Gas Distribution Segment Construction Expenditures, Debt Maturities, and Financing
Management estimates natural gas distribution segment construction expenditures during the five-year period ending December 31, 2030 will be approximately $6.3 billion, including approximately $1.7 billion for the 2028 Great Basin Expansion Project.

(In billions)	2026	2027	2028	2029	2030	Total (1)

Capital Expenditures	$1.3	$1.3	$1.8	$0.9	$1.0	$6.3
(1) Includes approximately $190.0 million that would be recorded in Deferred charges and other assets.
Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary, for the improvement of system flexibility and reliability or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing or initiate new programs. Significant replacement activities are expected to continue well beyond the next few years. During the five-year period ending December 31, 2030, cash flows from operating activities of Southwest Gas are expected to provide approximately 60% of the funding for total construction expenditures, and dividend requirements. From a debt maturity standpoint, Southwest Gas has a $75.0 million 8% senior unsecured debenture due in 2026. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt are expected to be provided by credit facilities, equity contributions from the Company, and/or other external financing sources. During the five-year period, Southwest Gas will have $1.5 billion of long-term debt maturing. The timing, types, and amounts of any additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in the capital markets, timing and amounts of rate relief, timing and amounts of surcharge collections from or amounts returned to customers related to regulatory mechanisms, including the PGA, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings could include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing.
The Great Basin Expansion Project is a planned investment by Great Basin Gas Transmission Company, a subsidiary of Southwest Gas, to expand firm transportation capacity on its Northern Nevada pipeline system. Subject to regulatory approvals and execution of long-term transportation agreements, the project is expected to add up to 800 Mcf/d of capacity with capital expenditures of approximately $1.7 billion through an anticipated late 2028 in-service date. The expansion is expected to support regional energy demand and contribute to the company’s regulated earnings base.
Liquidity
Several factors (some of which are out of the control of the Company) that could significantly affect liquidity in future years include: Variability of natural gas prices, changes in ratemaking policies of regulatory commissions, regulatory lag, customer growth in the natural gas distribution segment, the ability to access and obtain capital from external sources, the level of interest rates, changes in income tax laws, pension funding requirements, inflation, the availability and cost of contract labor, supply chain constraints within the compression and steel pipe markets, and the level of earnings. Natural gas prices and related gas cost recovery rates, as well as plant investment and ratemaking activities, have historically had the most significant impact on liquidity, aside from the Company’s strategic undertakings, in the recent past, including acquisition and disposition activity.

On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At December 31, 2025, the balance in the PGA accounts included an under-collection of approximately $5.2 million pertaining to the California jurisdiction and an over-collection of $310.1 million pertaining to Arizona and Nevada.
In April 2023, Southwest Gas Holdings entered into a $550.0 million Term Loan Credit Agreement that was set to mature in October 2024. The Company utilized a majority of the proceeds to make an equity contribution to Southwest Gas. In August 2024, Southwest Gas Holdings amended its Term Loan agreement; extending the maturity date to July 31, 2025, and changing the interest with reference to SOFR from an applicable margin of 1.300% to 1.125%, among other miscellaneous changes. In June 2025, Southwest Gas Holdings entered into a second amended and restated term loan credit agreement; extending the maturity date of this agreement to June 2026. Prior to the execution of the amendment, Southwest Holdings prepaid a portion of the indebtedness, decreasing the balance from $550.0 million to $225.0 million, utilizing proceeds received from the Centuri separation transactions. In August 2025, Southwest Gas Holdings paid the remaining balance of $225.0 million utilizing proceeds received from additional Centuri separation transactions. See Note 13 - Dispositions.
Southwest Gas Holdings has a credit facility with a borrowing capacity of $300.0 million that expires in August 2029. This facility is intended for short-term financing needs. At December 31, 2025, no borrowings were outstanding under this facility. The maximum amount outstanding during 2025 occurred during the second quarter and was $144.0 million.
Southwest Gas has a credit facility with a borrowing capacity of $400.0 million, which matures in August 2029. Southwest Gas designates $150.0 million of the facility for long-term borrowing needs and the remaining $250.0 million for working capital purposes. There was no activity on either the long-term or short-term portions of the existing facility during 2025. As of December 31, 2025, no borrowings were outstanding on the long-term portion of the credit facility (including no borrowings outstanding under the commercial paper program) and no borrowings were outstanding on the short-term portion. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has generally been adequate for Southwest Gas’ needs outside of funds raised through operations and other types of external financing.
Southwest Gas has a $50.0 million commercial paper program. Any issuance under the commercial paper program is supported by the revolving credit facility and therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the then current commercial paper rate. At December 31, 2025, there were no borrowings outstanding under this program.
In April 2024, Centuri successfully completed the Centuri IPO. Since the Centuri IPO and through September 5, 2025, the Company sold portions of its interests in Centuri through secondary public offerings and private placements. On September 5, 2025, the Company completed its divestiture of its ownership in Centuri and no longer retains any governance or consent rights over the actions of Centuri under the Separation Agreement. The Company used a portion of the $1.3 billion in proceeds from the Centuri sale transactions in 2025 for the repayment of outstanding indebtedness, dividends to stockholders, and expects to use the remainder for general corporate purposes, including support for future capital investments at Southwest Gas, as well as the potential 2028 expansion of Great Basin, and future dividend payments to stockholders that would otherwise be funded by Southwest Gas.
Credit Ratings
Credit ratings apply to debt securities, which constitute a significant portion of total capitalization, such as bonds, notes, and other debt instruments, and do not apply to equity securities such as common stock. Borrowing costs and the ability to raise funds are directly impacted by the credit ratings of the Company. Credit ratings issued by nationally recognized ratings agencies (Moody’s, S&P, and Fitch) provide a method for determining the creditworthiness of an issuer. These credit ratings are a factor considered by lenders when determining the cost of current and future debt for each debt obligor (i.e., generally the better the rating, the lower the cost to borrow funds). The current unsecured long-term debt ratings of the Company and Southwest Gas are considered investment grade.
A credit rating, including the foregoing, is not a recommendation to buy, sell, or hold a debt security but is intended to provide an estimation of the relative level of credit risk of debt securities and is subject to change or withdrawal at any time by the rating agency. Numerous factors, including many that are not within management’s control, are considered by the ratings agencies in connection with the assigning of credit ratings.

	Moody's (1)	Standard & Poor's (2)	Fitch (3)
Southwest Gas Holdings, Inc.:
Issuer rating	Baa2	BBB+	BBB
Outlook	Stable	Stable	Stable
Last reaffirmed	April 2025	September 2025	August 2025
Southwest Gas Corporation:
Senior unsecured long-term debt	Baa1	BBB+	A-
Outlook	Stable	Stable	Stable
Last reaffirmed	April 2025	September 2025	August 2025
(1) Moody’s debt ratings range from Aaa (highest rating possible) to C (lowest quality, usually in default). A numerical modifier of 1 (high end of the category) through 3 (low end of the category) is included with the rating to indicate the approximate rank of a company within the range.
(2) S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default). The ratings from ‘AA’ to ‘CCC’ may be modified by the addition of a plus “+” or minus “-” sign to show relative standing within the major rating categories.
(3) Fitch debt ratings range from AAA (highest credit quality) to D (defaulted debt obligation). The modifiers “+” or “-” may be appended to a rating to denote relative status within major rating categories.
None of Southwest Gas’ debt instruments have credit triggers or other clauses that result in default if these bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest Gas’ bond ratings. Certain debt instruments are subject to a leverage ratio cap and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2025, Southwest Gas was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $4.7 billion in additional debt could be issued and the leverage ratio requirement would still be met. At least $3.0 billion of cushion in equity relating to the minimum net worth requirement exists at December 31, 2025. No specific limitations as to dividends exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
At December 31, 2025, Southwest Gas Holdings was also in compliance with all of the covenants of its credit facility. The credit facility is subject to a leverage ratio cap. Under the most restrictive of the financial covenants, approximately $5.7 billion in additional debt could be issued while still meeting the leverage ratio requirement. No specific limitations as to dividends exist under the collective covenants. The credit facility and term loan agreements do not contain material adverse change clauses.
Inflation
Inflation can impact results of operations for each of the Company’s business segments and, while the level of increase has waned over the past year, the level of improvement is only in relation to the multi-decade high inflation in 2022. Labor, employee benefits, fuel, natural gas, professional services, and construction costs are the categories most significantly impacted by inflation. Changes to the cost of gas are generally recovered through PGA mechanisms and do not directly impact earnings overall; indirect impacts primarily result from interest carrying charges on accumulated PGA balances, or through borrowing costs incurred to fund purchases or to repay overcollected PGA balances. Labor, employee benefits, and professional services are components of the cost of service, and gas infrastructure costs are the primary component of utility rate base. In order to recover increased costs and earn a fair return on rate base, general rate cases or other procedural filings are made by our regulated operations, when deemed necessary, for review and approval by regulatory authorities. Regulatory lag, that is the time between the date increased costs are incurred and the time such increases are recovered through the ratemaking process, can negatively impact earnings. See Rates and Regulatory Proceedings for a discussion of recent rate case proceedings.
Contractual Obligations
Our largest contractual obligations as of December 31, 2025, consisted of:
•Debt-related obligations for scheduled principal payments, other borrowings, and interest payments over the life of the debt. Debt obligations are included in our consolidated balance sheets. See Note 9 - Debt for additional information.
•Southwest Gas has gas purchase obligations that include fixed-price and variable-rate gas purchase contracts. Variable-rate contracts reflect minimum contractual obligations with estimation in pricing based on market information. Actual future variable-rate purchase commitments may vary depending on market prices at the time of delivery and values may change significantly from their estimated amounts. Certain other variable-rate contracts allow for variability in quantities for which associated demand charges are included in the gas purchase obligations based on the maximum daily quantities available under the contracts. As of December 31, 2025, gas purchase obligations of $175.1 million are payable within the next 12 months.

•Southwest Gas has pipeline capacity and storage contracts for firm transportation service, both on a short- and long-term basis with several companies in all of its service territories, some with terms extending to 2050. Southwest Gas also has interruptible contracts in place that allow additional capacity to be acquired should an unforeseen need arise. Costs associated with these pipeline capacity contracts, similar to gas purchase/supply arrangements, are a component of the cost of gas sold and are recovered from customers primarily through the PGA mechanisms. As of December 31, 2025, pipeline capacity and storage obligations of $108.8 million are payable within 12 months.
•Other commitments associated with noncancellable obligations consist primarily of software licensing, equipment, outsourced processing subscriptions, and operating and/or maintenance agreements, as applicable. These agreements generally range from one to five years. As of December 31, 2025, other commitment obligations totaled $39.8 million and $23.8 million are payable within 12 months.
•Estimated funding for pension and other postretirement benefits during calendar year 2026 is $23.5 million. Funding amounts for years beyond 2026 are not currently known.
Recently Issued Accounting Standards Updates
The FASB routinely issues ASUs. See Note 2 - Summary of Significant Accounting Policies for more information regarding these ASUs and their potential impact on the Company’s and Southwest Gas’ financial position, results of operations, and disclosures.
Application of Critical Accounting Policies and Estimates
A critical accounting policy is one that is very important to the portrayal of the financial condition and results of a company and requires the most difficult, subjective, or complex judgments of management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective, and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items and bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. While management may make many estimates and judgments, many would not be materially altered, or provide a material impact to the financial statements taken as a whole, if different estimates or means of estimation were employed. The following are accounting policies that are deemed critical to the financial statements. For more information regarding significant accounting policies, see notes to the consolidated financial statements.
Regulatory Accounting
Natural gas distribution operations are subject to the specific regulation of the ACC, PUCN, CPUC, or the FERC, as applicable. The accounting policies of the Company and Southwest Gas conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. As such, the Company and Southwest Gas are allowed to defer, as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers (subject to our rate-regulated operations) will occur. Companies are also permitted to recognize as regulatory assets amounts associated with various revenue decoupling mechanisms as long as the conditions for recognition of alternative revenue programs permitted under U.S. GAAP continue to be met. Management reviews the regulatory assets to assess their ultimate recoverability within the approved regulatory guidelines. If rate recovery is no longer probable, due to competition or the actions of regulators, write-off of the related regulatory asset (which would be recognized as current-period expense) is required. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. The timing and inclusion of costs in rates is often delayed (regulatory lag) and results in a reduction of current-period earnings. Discontinuing the application of this method of accounting for regulatory assets and liabilities or changes in the accounting for our various regulatory mechanisms could significantly increase our operating expenses as fewer costs would likely be capitalized or deferred on the balance sheet, which could reduce our net income. Factors influencing application of this policy include decisions of regulatory authorities, implementation of new regulations or regulatory mechanisms, assessing the probability of the recoverability of deferred costs, and continuing to meet the criteria of a rate regulated entity for accounting purposes. Refer also to Note 5 - Regulatory Assets and Liabilities.
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

Accounting for Income Taxes
The Company is subject to income taxes in the U.S. Income tax calculations require estimates due to known future effective income tax rate changes, book to tax differences, and uncertainty with respect to regulatory treatment of certain property items. The asset and liability method of accounting is utilized for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Regulatory tax assets and liabilities are recorded to the extent management believes they will be recoverable from, or refunded to, customers in future rates. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management regularly assesses financial statement tax provisions to identify any change in the regulatory treatment or tax-related estimates, assumptions, or enacted income tax rates that could have a material impact on cash flows, financial position, and/or results of operations.
Accounting for Pensions and Other Postretirement Benefits
Southwest Gas has a noncontributory QRP with defined benefits covering substantially all employees hired on or before December 31, 2021. In addition, there is a separate unfunded supplemental retirement plan which is limited to officers hired on or before December 31, 2021. Pension obligations and costs for these plans are affected by the amount and timing of cash contributions to the plans, the return on plan assets, discount rates, and by employee demographics, including age, compensation, and length of service. Changes made to the provisions of the plans may also impact current and future pension costs. Actuarial formulas are used in the determination of pension obligations and costs and are affected by actual plan experience and assumptions about future experience. Key actuarial assumptions include, the expected return on plan assets, the discount rate used in determining the projected benefit obligation and pension costs, and the assumed rate of increase in employee compensation. Relatively small changes in these assumptions (particularly the discount rate) may significantly affect pension obligations and costs for these plans. For example, a change of 0.25% in the discount rate assumption would change the pension plan projected benefit obligation by approximately $39.0 million and pension expense by $4.0 million. A change of 0.25% in the employee compensation assumption would change the pension obligation by approximately $8.0 million and pension expense by $2.0 million. A 0.25% change in the expected asset return assumption would change the pension expense by approximately $3.0 million (but would have no impact on the pension obligation). Beginning in 2024, a treasury futures overlay hedging strategy was implemented, intending to mitigate the impact of changes in the discount rate over time and thus reducing the pension plan’s overall sensitivity to changes in interest rates as well as to lessen volatility in the plan’s funded status. However, there is no guarantee that the mechanism implemented will achieve these results.
Given the recent interest rate environment applicable to long-term high-quality corporate bonds, which are utilized by Southwest Gas in selecting a discount rate based on relevant provisions in U.S. GAAP, the discount rate applicable to the pension plan remained the same at 5.75% as of December 31, 2025 and 2024, respectively. The methodology utilized to determine the discount rate was consistent with prior years. A decrease in the discount rate increases the pension obligation in the current year and expense in the year ahead; funding levels, among other items, are also impactful. Southwest Gas maintained the return on assets expected over the long term at 7.00%, which was supported by available data. The salary escalation assumption was left unchanged at 3.50% given recent and expected salary changes and market conditions over a longer-term horizon. Southwest Gas plans to slightly decrease its funding in 2026 compared to 2025, with the intention to provide a strong funded ratio overall for participants, while also striving to avoid a significantly overfunded position in the future. The pension is approximately 102% funded as of December 31, 2025, and due to the foregoing updated conditions, including amortization of actuarial gains/losses, pension expense is expected to be higher in 2026 by approximately $10.4 million. The funded status improved in 2025 compared to 2024, including impacts from the change in the discount rate, and is forecasted to improve further in the future using the current assumptions outlined above and management’s funding expectations. However, the funded status and expense levels in the future will continue to be influenced by, as applicable, long-term discount rates, the treasury futures hedging overlay, asset returns, and plan funding by Southwest Gas.
Certifications
The SEC requires the filing of certifications of the CEO and CFO of registrants regarding reporting accuracy, disclosure controls and procedures, and internal control over financial reporting as exhibits to periodic filings. The CEO and CFO certifications for the period ended December 31, 2025, are included as exhibits to this Annual Report on Form 10-K filed with the SEC.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various forms of market risk, including commodity price risk, rate design risk, and interest rate risk. The following describes our exposure to these risks.
Commodity Price Risk
In managing its natural gas supply portfolios, Southwest Gas has historically entered into short duration (generally one year or less) fixed-price contracts for its California rate jurisdictions as well as variable-price contracts (firm and spot) for all its rate jurisdictions. Southwest Gas has experienced price volatility over the past several years and such volatility could continue into 2026 and beyond.
Southwest Gas is protected financially from commodity price risk by deferred energy or PGA mechanisms in each of its jurisdictions. These mechanisms generally allow Southwest Gas to defer over- or under-collections of gas costs to PGA balancing accounts. With regulatory approval, Southwest Gas can either refund amounts over-collected or recoup amounts under-collected in future periods. In addition to the PGA mechanism, Southwest Gas has historically utilized a Volatility Mitigation Program attempting to further reduce price volatility for its California rate jurisdiction customers. During 2025, Southwest Gas continued to fix the price on a portion of its California natural gas portfolios using fixed-price contracts. Southwest Gas does not currently plan to make fixed-price term or financial swap purchases broadly for the Arizona or Nevada jurisdictions; however, it will continue to make fixed-price purchases for the California jurisdictions and will monitor conditions and otherwise work collaboratively with regulators to address any changes to these plans.
Southwest Gas’ natural gas purchasing practices are subject to prudence reviews by the various regulatory bodies in each jurisdiction. PGA changes affect cash flows and potentially short-term borrowing requirements but do not directly impact profit margin.
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
Similarly, Southwest Gas has in place ongoing infrastructure replacement protocols for certain pipe replacement activity. These programs are designed to mitigate the financial attrition associated with pipe replacement activity between rate cases by providing for the recovery of and return on eligible expenditures. The programs have historically included the replacement of Early Vintage Plastic Pipe, Vintage Steel Pipe, and COYL, in addition to programs for the conversion of master-metered mobile home parks to individually metered mobile homes. More recently, Southwest Gas received approval of the SIM, a capital tracker designed to support non-revenue producing code and regulatory-related infrastructure replacements proposed in its 2023 Arizona general rate case. It is not assured that currently approved programs will continue to be supported in future regulatory proceedings nor that requested programs will be approved.
Interest Rate Risk
Changes in interest rates could adversely affect earnings or cash flows. The primary interest rate risks for the Company are the risk of increasing interest rates on variable-rate obligations and the risk of increasing interest rates between the time of an anticipated debt offering and the time of actual issuance. Interest rate risk sensitivity analysis is used to measure this risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. In Nevada, fluctuations in interest rates on $150.0 million of variable-rate tax-exempt IDRBs are tracked and recovered from customers through a variable interest rate expense recovery mechanism, which mitigates risk to earnings and cash flows from interest rate fluctuations on these IDRBs.

The following table represents the variable rate debt as of December 31, 2025 and 2024 and interest rate sensitivity analysis for a hypothetical 1% change in interest rates, assuming a constant outstanding balance in such debt over the next twelve months:

(Millions of dollars)	2025	Increase/Decrease in Interest Expense from 1% Rate Change	2024	Increase/Decrease in Interest Expense from 1% Rate Change
Variable Rate Debt:
Southwest Gas (1)	$50.0	$0.50	$50.0	$0.50
Corporate	—	—	680.0	6.80
Discontinued Operations	—	—	819.9	8.20
Total Southwest Gas Holdings, Inc.	$50.0	$0.50	$1,549.9	$15.50
(1) Excludes the IDRBs noted above.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements and reports are included in Item 8.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Southwest Gas Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Southwest Gas Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to not designing an effective control to assess the impact on estimated future state tax apportionment rates upon a significant change in the business and structure in interim periods.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting for the Company appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $676 million as of December 31, 2025. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
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

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 25, 2026
We have served as the Company’s or its predecessor's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Southwest Gas Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southwest Gas Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Regulatory Assets and Liabilities
As described in Note 5 to the consolidated financial statements, the Company’s net regulatory liabilities were $676 million as of December 31, 2025. The Company is subject to the regulation of the Arizona Corporation Commission, the Public Utilities Commission of Nevada, the California Public Utilities Commission, and the Federal Energy Regulatory Commission. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written-off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process.
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

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
February 25, 2026
We have served as the Company’s auditor since 2002.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	December 31,
	2025	2024
ASSETS
Regulated operations plant:
Gas plant	$11,517,031	$10,844,895
Less: accumulated depreciation	(3,063,363)	(2,914,457)
Construction work in progress	236,871	178,647
Net regulated operations plant	8,690,539	8,109,085
Other property and investments, net	178,826	165,448
Current assets:
Cash and cash equivalents	576,645	314,770
Accounts receivable, net of allowances	170,601	203,012
Accrued utility revenue	101,600	96,600
Income taxes receivable, net	9,611	—
Deferred purchased gas costs	5,214	13,807
Materials, supplies & gas inventories	93,823	93,755
Prepaid and other current assets	234,598	141,017
Current assets classified as discontinued operations	—	601,384
Total current assets	1,192,092	1,464,345
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	356,865	395,747
Noncurrent assets classified as discontinued operations	—	1,927,126
Total noncurrent assets	368,020	2,334,028
Total assets	$10,429,477	$12,072,906
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized – 120,000,000 shares; issued and outstanding – 72,224,593 and 71,782,756 shares)	$73,854	$73,413
Additional paid-in capital	2,898,965	2,721,343
Accumulated other comprehensive loss, net	(34,546)	(49,218)
Retained earnings	1,022,846	758,649
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,961,119	3,504,187
Noncontrolling interest	—	177,235
Total equity	3,961,119	3,681,422
Redeemable noncontrolling interest	—	7,660
Long-term debt, less current maturities	3,433,012	3,504,477
Total capitalization	7,394,131	7,193,559
Commitments and contingencies (Note 15)
Current liabilities:
Current maturities of long-term debt	75,000	—
Short-term debt	—	680,000
Accounts payable	225,732	190,918
Customer deposits	67,249	63,876
Accrued general taxes	54,384	59,353
Accrued interest	35,319	35,668
Deferred purchased gas costs	310,085	255,398
Dividends declared	44,779	44,505
Other current liabilities	117,350	119,357
Current liabilities of discontinued operations	—	382,892
Total current liabilities	929,898	1,831,967
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	977,312	857,982
Accumulated removal costs	496,000	472,000
Other deferred credits and other long-term liabilities	632,136	700,672
Noncurrent liabilities classified as discontinued operations	—	1,016,726
Total deferred income taxes and other credits	2,105,448	3,047,380
Total capitalization and liabilities	$10,429,477	$12,072,906
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Regulated operations revenues	$1,940,380	$2,475,216	$2,534,696
Total operating revenues	1,940,380	2,475,216	2,534,696
Operating expenses:
Net cost of gas sold	497,636	1,150,005	1,253,269
Operations and maintenance	544,064	526,679	533,009
Depreciation and amortization	330,724	303,095	295,462
Taxes other than income taxes	94,070	88,965	88,751
Goodwill impairment and loss on sale	—	—	71,230
Total operating expenses	1,466,494	2,068,744	2,241,721
Operating income	473,886	406,472	292,975
Other income and (expenses):
Net interest deductions	(203,081)	(206,528)	(194,810)
Other income (deductions)	60,068	54,192	71,239
Total other income and (expenses)	(143,013)	(152,336)	(123,571)
Income from continuing operations before income taxes	330,873	254,136	169,404
Income tax expense	96,037	33,157	29,410
Income from continuing operations	234,836	220,979	139,994
Income (loss) from discontinued operations, net of income tax	200,344	(16,143)	15,523
Net income	435,180	204,836	155,517
Net income (loss) attributable to noncontrolling interests	(4,646)	6,021	4,628
Net income attributable to Southwest Gas Holdings, Inc.	$439,826	$198,815	$150,889

Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Continuing operations	$3.25	$3.08	$1.98
Discontinued operations	2.84	(0.31)	0.15
Net earnings per share - basic	$6.09	$2.77	$2.13

Diluted earnings (loss) per share:
Continuing operations	$3.25	$3.07	$1.98
Discontinued operations	2.83	(0.31)	0.15
Net earnings per share - diluted	$6.08	$2.76	$2.13

Weighted average shares:
Basic	72,162	71,841	70,787
Diluted	72,337	72,032	70,990
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$435,180	$204,836	$155,517
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss), net of tax expense (benefit) of $13,114, $1,162 and $(765), respectively	41,526	3,680	(2,423)
Amortization of prior service cost, net of tax expense of $42, $42 and $42, respectively	133	133	133
Amortization of net actuarial loss, net of tax expense of $906, $1,834 and $319, respectively	2,869	5,807	1,014
Regulatory adjustment, net of tax benefit of $(12,844), $(2,360) and $(319), respectively	(40,673)	(7,473)	(1,011)
Net defined benefit pension plans, net of tax	3,855	2,147	(2,287)
Other comprehensive income (loss) related to discontinued operations	5,153	(10,123)	2,742
Total other comprehensive income (loss), net of tax	9,008	(7,976)	455
Comprehensive income	444,188	196,860	155,972
Comprehensive income (loss) attributable to noncontrolling interests	(4,357)	4,680	4,628
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$448,545	$192,180	$151,344
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$435,180	$204,836	$155,517
Less: Income (loss) from discontinued operations, net of income tax	200,344	(16,143)	15,523
Income from continuing operations, net of income tax	234,836	220,979	139,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,724	303,095	295,462
Impairment of assets and other charges	—	—	71,230
Deferred income taxes	118,112	57,730	59,392
Gains on sale of property and equipment	(1,604)	—	(136)
Share-based compensation expense	14,631	11,372	6,228
Equity AFUDC	(5,809)	(6,597)	(1,951)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	32,411	66,275	(38,387)
Accrued utility revenue	(5,000)	(3,600)	(4,900)
Deferred purchased gas costs	63,280	706,896	177,177
Accounts payable	13,172	(20,006)	(256,399)
Accrued taxes	(20,460)	2,152	(5,386)
Other current assets and liabilities	(97,689)	(57,160)	16,837
Changes in deferred charges and other assets	(62,028)	(47,914)	(32,046)
Changes in other liabilities and deferred credits	(20,415)	(27,890)	(76,610)
Net cash provided by operating activities of continuing operations	594,161	1,205,332	350,505
Net cash provided by (used in) operating activities of discontinued operations	(38,085)	150,448	158,706
Net cash provided by operating activities	$556,076	$1,355,780	$509,211
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(807,866)	(846,590)	(765,871)
Proceeds from the sale of business, net of cash sold	—	—	1,022,483
Proceeds from the sale of property	5,306	21,377	—
Changes in customer advances	2,023	(5,995)	(8,905)
Other	(955)	(985)	(1,891)
Net cash provided by (used in) investing activities of continuing operations	(801,492)	(832,193)	245,816
Net cash provided by (used in) investing activities of discontinued operations (1)	776,678	(89,375)	(94,850)
Net cash provided by (used in) investing activities	(24,814)	(921,568)	150,966
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	19,727	8,884	251,759
Dividends paid	(178,509)	(177,628)	(174,574)
Issuance of long-term debt, net	—	—	847,759
Change in short-term portion of credit facility	(130,000)	51,500	(94,000)
Change in long-term credit facility and commercial paper	—	—	(50,000)
Issuance of short-term debt	—	—	450,000
Repayment of short-term debt	(550,000)	—	(1,822,748)
Withholding remittance – share-based compensation	(3,063)	(2,677)	(1,777)
Other, including principal payments on finance leases	(4,678)	(3,656)	(3,768)
Net cash used in financing activities of continuing operations	(846,523)	(123,577)	(597,349)
Net cash provided by (used in) financing activities of discontinued operations	528,244	(52,758)	(103,446)
Net cash used in financing activities	(318,279)	(176,335)	(700,795)

	Year Ended December 31,
	2025	2024	2023
Effects of currency translation in discontinued operations	(127)	(624)	273
Change in cash and cash equivalents, including discontinued operations	212,856	257,253	(40,345)
Change in cash and cash equivalents included in current assets held for sale	—	—	23,803
Cash and cash equivalents, including discontinued operations, at beginning of period	363,789	106,536	123,078
Cash and cash equivalents, including discontinued operations, at end of period	$576,645	$363,789	$106,536

(1) Includes change in cash and cash equivalent of Centuri of $49 million for the year ended December 31, 2025.

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$196,875	$200,623	$184,284
Interest paid, net of amounts capitalized - discontinued operations	43,300	78,265	98,342
Interest paid, net of amounts capitalized	$240,175	$278,888	$282,626

Increase (decrease) of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$25,800	$(6,100)	$(22,753)
Increase (decrease) of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	(9,186)	(2,605)	5,698
Increase (decrease) of capital expenditures in Accounts payable or Other current liabilities	$16,614	$(8,705)	$(17,055)

Equity AFUDC capitalized in regulated operations plant - continuing operations	$5,809	$6,597	$1,951
Equity AFUDC capitalized in regulated operations plant - discontinued operations	—	—	—
Equity AFUDC capitalized in regulated operations plant	$5,809	$6,597	$1,951
 The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2022	67,119	$68,749	$2,287,183	$(44,242)	$747,069	$3,058,759	$—	$3,058,759
Net income	—	—	—	—	150,889	150,889	—	150,889
Common stock issuances	4,445	4,445	254,557	—	—	259,002	—	259,002
Dividends declared ($2.48 per share)	—	—	—	—	(178,485)	(178,485)	—	(178,485)
Promissory notes in association with redeemable noncontrolling interest	—	—	50	—	—	50		50
Foreign currency exchange translation adjustment	—	—	—	2,742	—	2,742	—	2,742
Net actuarial loss arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	(2,287)	—	(2,287)	—	(2,287)
Redemption value adjustments	—	—	—	—	19,366	19,366	—	19,366
Balance, December 31, 2023	71,564	73,194	2,541,790	(43,787)	738,839	3,310,036	—	3,310,036
Net income	—	—	—	—	198,815	198,815	—	198,815
Common stock issuances	219	219	21,360	—	—	21,579	—	21,579
Dividends declared ($2.48 per share)	—	—	—	—	(178,811)	(178,811)	—	(178,811)
Promissory notes in association with redeemable noncontrolling interest	—	—	4,187	—	—	4,187	—	4,187
Centuri IPO	—	—	154,006	1,204	—	155,210	172,457	327,667
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	6,119	6,119
Foreign currency exchange translation adjustment	—	—	—	(8,782)	—	(8,782)	(1,341)	(10,123)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,147	—	2,147	—	2,147
Redemption value adjustments	—	—	—	—	(194)	(194)	—	(194)
Balance, December 31, 2024	71,783	73,413	2,721,343	(49,218)	758,649	3,504,187	177,235	3,681,422
Net income	—	—	—	—	439,826	439,826	—	439,826
Common stock issuances	441	441	36,835	—	—	37,276	—	37,276
Dividends declared ($2.48 per share)	—	—	—	—	(179,845)	(179,845)	—	(179,845)
Centuri stock sales and other (1)	—	—	140,787	1,598	4,216	146,601	279,469	426,070
Centuri deconsolidation	—	—	—	4,355	—	4,355	(452,299)	(447,944)
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,694)	(4,694)
Foreign currency exchange translation adjustment	—	—	—	4,864	—	4,864	289	5,153
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	3,855	—	3,855	—	3,855
Balance, December 31, 2025	72,224	$73,854	$2,898,965	$(34,546)	$1,022,846	$3,961,119	$—	$3,961,119

(1) Includes the impact of the contributed Tax Assets - see Note 13 - Dispositions.
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2025	2024
ASSETS
Regulated operations plant:
Gas plant	$11,517,031	$10,844,895
Less: accumulated depreciation	(3,063,363)	(2,914,457)
Construction work in progress	236,871	178,647
Net regulated operations plant	8,690,539	8,109,085
Other property and investments, net	169,947	159,678
Current assets:
Cash and cash equivalents	56,408	311,073
Accounts receivable, net of allowance	170,524	200,847
Accrued utility revenue	101,600	96,600
Income taxes receivable, net	1,007	—
Deferred purchased gas costs	5,214	13,807
Receivable from parent	105,550	—
Materials, supplies, and gas inventories	93,823	93,755
Prepaid and other current assets	234,003	140,873
Total current assets	768,129	856,955
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	354,221	394,852
Total noncurrent assets	365,376	406,007
Total assets	$9,993,991	$9,531,725

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,195,489	2,165,002
Accumulated other comprehensive loss, net	(34,546)	(38,401)
Retained earnings	1,314,911	1,059,773
Total equity	3,524,966	3,235,486
Long-term debt, less current maturities	3,433,012	3,504,477
Total capitalization	6,957,978	6,739,963
Commitments and contingencies (Note 15)
Current liabilities:
Current maturities of long-term debt	75,000	—
Accounts payable	225,337	192,609
Customer deposits	67,249	63,876
Accrued general taxes	54,384	59,353
Accrued interest	35,319	35,460
Deferred purchased gas costs	310,085	253,401
Payable to parent	—	370
Dividends declared	—	44,600
Other current liabilities	117,350	119,357
Total current liabilities	884,724	769,026
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,027,921	854,249
Accumulated removal costs	496,000	472,000
Other deferred credits and other long-term liabilities	627,368	696,487
Total deferred income taxes and other credits	2,151,289	2,022,736
Total capitalization and liabilities	$9,993,991	$9,531,725
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating revenues:
Regulated operations revenues	$1,942,480	$2,482,990	$2,494,220
Operating expenses:
Net cost of gas sold	497,636	1,157,364	1,251,367
Operations and maintenance	537,644	520,820	510,387
Depreciation and amortization	330,724	303,095	295,462
Taxes other than income taxes	94,070	88,965	87,261
Total operating expenses	1,460,074	2,070,244	2,144,477
Operating income	482,406	412,746	349,743
Other income and (expenses):
Net interest deductions	(181,677)	(162,257)	(149,830)
Other income (deductions)	52,402	54,276	70,661
Total other income and (expenses)	(129,275)	(107,981)	(79,169)
Income before income taxes	353,131	304,765	270,574
Income tax expense	52,823	42,669	42,162
Net income	$300,308	$262,096	$228,412
The accompanying notes are an integral part of these statements.

 SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$300,308	$262,096	$228,412
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Net actuarial gain (loss), net of tax expense (benefit) of $13,114, $1,162 and $(765), respectively	41,526	3,680	(2,423)
Amortization of prior service cost, net of tax expense of $42, $42 and $42, respectively	133	133	133
Amortization of net actuarial loss, net of tax expense of $906, $1,834 and $319, respectively	2,869	5,807	1,014
Regulatory adjustment, net of tax benefit of $(12,844), $(2,360) and $(319), respectively	(40,673)	(7,473)	(1,011)
Net defined benefit pension plans, net of tax	3,855	2,147	(2,287)
Total other comprehensive income (loss), net of tax	3,855	2,147	(2,287)
Comprehensive income	$304,163	$264,243	$226,125
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$300,308	$262,096	$228,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,724	303,095	295,462
Deferred income taxes	172,454	68,954	71,874
Gain on sale of property	(1,604)	—	(136)
Share-based compensation expense	12,989	10,022	4,877
Equity AFUDC	(5,809)	(6,597)	(1,869)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	30,322	68,348	(35,114)
Accrued utility revenue	(5,000)	(3,600)	(4,900)
Deferred purchased gas costs	65,277	714,958	188,226
Accounts payable	11,086	(19,735)	(253,239)
Accrued taxes	(6,043)	1,393	(8,964)
Receivable from parent	(105,550)	—	2,130
Other current assets and liabilities	(97,340)	(67,791)	19,859
Changes in deferred charges and other assets	(62,003)	(50,216)	(38,975)
Changes in other liabilities and deferred credits	(20,996)	(27,945)	(76,098)
Net cash provided by operating activities	618,815	1,252,982	391,545
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(807,866)	(846,590)	(762,081)
Proceeds from the sale of property	5,306	21,377	—
Changes in customer advances	2,023	(5,995)	(8,905)
Other	2,199	115	414
Net cash used in investing activities	(798,338)	(831,093)	(770,572)
CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from parent	20,000	—	530,000
Dividends paid	(89,209)	(178,000)	(150,900)
Issuance of long-term debt, net	—	—	297,759
Change in long-term credit facility and commercial paper	—	—	(50,000)
Issuance of short-term debt	—	—	450,000
Repayment of short-term debt	—	—	(675,000)
Withholding remittance – share-based compensation	(3,064)	(2,199)	(1,776)
Other, including principal payments on finance leases	(2,869)	(1,771)	(1,725)
Net cash provided by (used in) financing activities	(75,142)	(181,970)	398,358
Change in cash and cash equivalents	(254,665)	239,919	19,331
Cash and cash equivalents at beginning of period	311,073	71,154	51,823
Cash and cash equivalents at end of period	$56,408	$311,073	$71,154
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$176,958	$156,998	$139,747
Increase (decrease) of capital expenditures in Accounts payable or Other current liabilities	$25,800	$(6,100)	$(20,900)
Equity AFUDC capitalized in regulated operations plant	$5,809	$6,597	$1,869
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Southwest Gas Corporation Equity
Balance, December 31, 2022	47,482	$49,112	$1,622,969	$(38,261)	$911,873	$2,545,693
Net income	—	—	—	—	228,412	228,412
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(158,600)	(158,600)
Share-based compensation	—	—	3,608	—	(507)	3,101
Contributions from Southwest Gas Holdings, Inc.	—	—	530,000	—	—	530,000
Net actuarial loss arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	(2,287)	—	(2,287)
Balance, December 31, 2023	47,482	49,112	2,156,577	(40,548)	981,178	3,146,319
Net income	—	—	—	—	262,096	262,096
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(182,900)	(182,900)
Share-based compensation	—	—	8,425	—	(601)	7,824
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	2,147	—	2,147
Balance, December 31, 2024	47,482	49,112	2,165,002	(38,401)	1,059,773	3,235,486
Net income	—	—	—	—	300,308	300,308
Dividends declared to Southwest Gas Holdings, Inc.	—	—	—	—	(44,609)	(44,609)
Contributions from Southwest Gas Holdings, Inc.	—	—	20,000	—	—	20,000
Share-based compensation	—	—	10,487	—	(561)	9,926
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	3,855	—	3,855
Balance, December 31, 2025	47,482	$49,112	$2,195,489	$(34,546)	$1,314,911	$3,524,966
The accompanying notes are an integral part of these statements.

Note 1 - Background and Organization
Nature of Operations. This is a combined annual report of the Company and Southwest Gas. The combined notes to the consolidated financial statements apply to the Company and Southwest Gas unless otherwise described. Southwest Gas Holdings, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas; until April 22, 2024, all of the shares of common stock of Centuri Holdings, Inc. (“Centuri”); and until February 14, 2023, all of the shares of common stock of MountainWest.
The Company’s businesses were managed within three separate reportable segments until February 2023, our Natural Gas Distribution segment (Southwest Gas), our Utility Infrastructure Services segment (Centuri), and our Pipeline and Storage segment (MountainWest). After February 2023, the businesses were managed within two reportable segments, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri) until August 2025, After August 2025, our business is solely comprised of our Natural Gas Distribution segment (see Note 16 - Segment Information).
Southwest Gas is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest Gas are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. While mechanisms exist in all states in which Southwest Gas operates which decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the Natural Gas Distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
In December 2022, the Company announced that its Board unanimously determined to take strategic actions to simplify the Company’s portfolio of businesses. These actions included entering into a definitive agreement to sell 100% of MountainWest in an all-cash transaction to Williams for $1.5 billion in total enterprise value, subject to certain adjustments. The sale closed on February 14, 2023.
Also as part of this simplification strategy, the Company previously communicated that it would pursue a separation of Centuri. In April 2024, the Company and Centuri announced the completion of the Centuri IPO. Following the Centuri IPO, the Company owned approximately 81% of Centuri. From May 2025 through September 2025, the Company completed a series of secondary public offerings and private placements of its holdings of Centuri common stock and, on September 5, 2025, completed a sale of its remaining shares. The Company’s sale of Centuri (which represents the entirety of the Company’s Utility Infrastructure Services segment) met the criteria to be presented as discontinued operations in accordance with U.S. GAAP. See Note 2 - Summary of Significant Accounting Policies and Note 13 - Dispositions. After completion of the offering, the Company no longer owns any shares of Centuri common stock and no longer has governance rights afforded to it under the Separation Agreement including the right to nominate any of Centuri’s directors and any remaining consent rights over certain of Centuri’s corporate actions.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation. The Company follows U.S. GAAP in accounting for all of its businesses. Unless specified otherwise, all amounts are in U.S. dollars. Accounting for regulated operations conforms with U.S. GAAP as applied to rate-regulated companies and as prescribed by federal agencies and commissions of the various states in which the rate-regulated companies operate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Certain items in the prior period financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, operating income, net income, or total cash flows from operations, investing or financing activities. These include $74.3 million and $294.9 million of changes in accrued purchased gas costs, included in the changes in other current assets and liabilities, that were reclassified to changes in deferred purchased gas costs in the Company’s and Southwest’s consolidated statements of cash flows for the years ended December 31, 2024 and 2023, respectively. See Note 3 - Revision of Previously Issued Financial Statements for the discussion of the revision to the prior year financial statements.
Discontinued Operations. On August 11, 2025, the Company completed a secondary public offering and a concurrent private placement transaction with Icahn investment entities. These transactions resulted in the sale of a combined total of 18,823,500 shares of Centuri common stock previously held by the Company (see Note 13 - Dispositions). Following the completion of these transactions, the Company no longer maintained a controlling financial interest in Centuri. Accordingly, Centuri’s assets, liabilities, and results of operations are no longer included in the Company’s consolidated financial statements.

In addition, the sale of Centuri, which comprised the Company’s Utility Infrastructure Services segment, represented a strategic shift that had a significant impact on the Company’s operations and financial results. Therefore, Centuri met the criteria to be reported as discontinued operations in accordance with U.S. GAAP. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented. Assets and liabilities of the discontinued operations are aggregated and reported separately on the Consolidated Balance Sheets as of December 31, 2024. Unless otherwise noted, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Utility Infrastructure Services segment, and we have recast prior period amounts to reflect discontinued operations.
Consolidation. The accompanying financial statements (as of and for the periods presented) are presented on a consolidated basis for the Company and Southwest Gas. All significant intercompany balances and transactions have been eliminated with the exception of transactions between Southwest Gas and Centuri in accordance with accounting treatment for rate-regulated entities.
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
The Company primarily used quoted market prices and other observable market pricing information (exclusive of any purchase accounting adjustments) in valuing cash and cash equivalents, long-term debt outstanding, and assets of the qualified pension plan and the postretirement benefits other than pensions required to be recorded and/or disclosed at fair value. The Company uses prices and inputs that are current as of the measurement date and recognizes transfers between levels at either the actual date of an event or a change in circumstance that caused the transfer.
Net Regulated Operations Plant. Net regulated operations plant includes gas plant at original cost less the accumulated provision for depreciation and amortization plus any unamortized balance of acquisition adjustments. Original cost generally includes contracted services, material, payroll, and related costs such as taxes and certain benefits, general and administrative expenses applicable to construction efforts, and an allowance for funds used during construction less contributions in aid of construction. Aligned with regulatory treatment, when plant is retired the cost of such plant, net of any salvage value, is charged to accumulated depreciation. See also Depreciation and Amortization below.
Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Consolidated Balance Sheets include:

	December 31,
(Thousands of dollars)	2025	2024
Net cash surrender value of COLI policies	$165,551	$155,199
Other property	4,396	4,479
Total Southwest Gas Corporation	169,947	159,678
Other property and investments	8,879	5,770
Total Southwest Gas Holdings, Inc.	$178,826	$165,448
Included in the table above are the net cash surrender values of COLI policies. These life insurance policies on members of management and other key employees are used by Southwest Gas to indemnify itself against the loss of talent, expertise, and knowledge, as well as to provide indirect funding for certain nonqualified benefit plans.

Cash and Cash Equivalents. For purposes of reporting consolidated cash flows, cash and cash equivalents include cash on hand, money market funds, and financial instruments with original maturities of three months or less. Such investments are carried at cost, which approximates fair value. Cash and cash equivalents of the Company include $250.5 million and $64.3 million of money market fund investments at December 31, 2025 and 2024, respectively. Of these amounts, $34.4 million and $48.8 million at December 31, 2025 and 2024, respectively, were held by Southwest Gas. The money market fund investments were acquired and are generally redeemable at their net asset value.
Income Taxes. The asset and liability method of accounting is utilized for the recognition of income taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date. For regulatory and financial reporting purposes, ITCs related to gas utility operations are deferred and amortized over the life of related fixed assets.
Deferred Purchased Gas Costs. The various regulatory commissions have established procedures to enable Southwest Gas to adjust billing rates for changes in the cost of natural gas purchased. The difference between the current cost of gas purchased and the cost of gas recovered in billed rates is deferred. Generally, these deferred amounts are recovered or refunded within one year.
Materials, supplies, and gas inventories. Materials, supplies, and gas inventories for Southwest Gas and the Company includes gas pipe materials and operating supplies of $78.1 million and $77.8 million as of December 31, 2025 and 2024, respectively (carried at weighted average cost).
Prepaid and other current assets. Prepaid and other current assets for Southwest Gas and the Company include, among other things, $91.1 million and $32.4 million related to a regulatory asset associated with the Arizona decoupling mechanism as of December 31, 2025 and 2024, respectively. Additionally, included in the balance for the Company is prepaid insurance premiums of $35.4 million and $25.3 million as of December 31, 2025 and 2024, respectively, and $33.9 million and $25.2 million as of December 31, 2025 and 2024, respectively, at Southwest Gas.
Goodwill. As required by U.S. GAAP, goodwill is assessed for impairment annually or more frequently if circumstances indicate impairment to the carrying value of goodwill may have occurred. The goodwill impairment analysis was conducted as of October 1, 2025 using a qualitative assessment, as permitted by U.S. GAAP. Management of the Company and Southwest Gas evaluated its reporting unit and operating segment and concluded that, following the sale of the of the Utility Infrastructure Services segment (Centuri), the Company operates solely within the Natural Gas Distribution segment (Southwest Gas); see Note 16 - Segment Information. The Company and Southwest Gas determined that it is more likely than not that the fair value of Southwest Gas’ reporting unit exceeds their carrying amounts in both 2025 and 2024 and therefore no quantitative assessment was performed.
Deferred charges and other assets. Deferred charges and other assets for Southwest Gas and the Company include, among other things, cloud-based software of $33.9 million and $24.8 million as of December 31, 2025 and 2024, respectively, and a regulatory asset associated with pension for Arizona and Nevada of $246.4 million and $300.0 million as of December 31, 2025 and 2024, respectively. The change is due to the net actuarial gain (refer to Note 10 - Pension and Other Postretirement Benefits).
Noncontrolling Interest. In connection with the Centuri IPO, the Company recorded a noncontrolling interest as part of equity in the Consolidated Balance Sheet (associated with the interests held by the new investors in Centuri) and recognized the excess of the fair value of the Centuri IPO proceeds over the carrying value of the noncontrolling interest, in addition to a portion of AOCI relevant to the proportional interest of the noncontrolling parties in Centuri, within Additional paid-in capital. The Consolidated Statements of Income include multiple components of comprehensive income attributable to noncontrolling interests following the Centuri IPO. These amounts, including those distinguishable from net income attributed to these parties, are separately presented in the Consolidated Statements of Equity. Following the completion of the Centuri Separation (see Note 13 - Dispositions below), the Company no longer maintained a controlling financial interest in Centuri. Accordingly, the noncontrolling interests in Centuri are no longer included in the Company’s consolidated financial statements.

Redeemable Noncontrolling Interest. Separate from the noncontrolling ownership interest in Centuri, redeemable noncontrolling interests have been established in association with certain business acquisitions by Centuri. Following the completion of the Centuri Separation (see Note 13 - Dispositions below), the Company no longer maintained a controlling financial interest in Centuri. Accordingly, the redeemable noncontrolling interests in Centuri are no longer included in the Company’s consolidated financial statements.
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
Revenue. See Note 6 - Revenue for information related to revenue recognition for Southwest Gas.
Intercompany Transactions. Centuri recognizes revenues generated from contracts with Southwest Gas (see Note 16 - Segment Information). The accounts receivable balance, revenues, and associated profits were included in the consolidated financial statements of the Company and Southwest Gas and were not eliminated during consolidation in accordance with accounting treatment for rate-regulated entities through the period prior to deconsolidation (see Note 13 - Dispositions).
Net Cost of Gas Sold. Components of net cost of gas sold include natural gas commodity costs (fixed-price and variable-rate), pipeline capacity/transportation costs, and any actual settled costs of natural gas derivative instruments, where relevant. Also included are the net impacts of PGA deferrals and recoveries which by their inclusion result in net cost of gas sold overall that is comparable to amounts included in billed gas operating revenues. Differences between amounts incurred with suppliers, transmission pipelines, etc. and amounts already included in customer rates are temporarily deferred in PGA accounts pending inclusion in customer rates.
Operations and Maintenance Expense. Operations and maintenance expense includes, Southwest Gas’ operating and maintenance costs associated with serving utility customers and maintaining its distribution and transmission systems, uncollectible customer accounts expense, administrative and general salaries and expense, and employee benefits expense excluding relevant non-service cost components (that have been reclassified to Other income (deductions) due to requirements in U.S. GAAP), as well as legal expenses (including injuries and damages), professional and other external contracted services, and other business expenses.
Depreciation and Amortization. Regulated operations plant depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which compensate for removal costs (net of salvage value), and retirements, as approved by the appropriate regulatory agency. When plant is retired from service, the original cost of plant, including cost of removal, less salvage, is charged to the accumulated provision for depreciation. See also discussion regarding Accumulated Removal Costs above. Other regulatory assets, including acquisition adjustments, are amortized, when appropriate, over time periods authorized by regulators. Costs and gains related to refunding regulated operations debt and debt issuance expenses are deferred and amortized over the weighted-average lives of the new issues and become a component of interest expense.
AFUDC. AFUDC represents the cost of both debt and equity funds used to finance regulated operations plant construction. AFUDC is capitalized as part of the cost of regulated operations plant. The debt portion of AFUDC is reported in the Company’s and Southwest Gas’ Consolidated Statements of Income as an offset to Net interest deductions and the equity portion is reported as Other income. Regulated operations plant construction costs, including AFUDC, are recoverable as part of authorized rates through depreciation when completed projects are placed into operation and general rate relief is requested and granted. AFUDC, disaggregated by type, included in the Company’s and Southwest Gas’ Consolidated Statements of Income are presented in the table below:

(Thousands of dollars)	2025	2024	2023
AFUDC:
Debt portion	$2,707	$3,126	$6,851
Equity portion(1)	5,809	6,597	1,951
AFUDC capitalized as part of regulated operations plant	$8,516	$9,723	$8,802
AFUDC rate	6.77%	6.76%	6.30%
(1)Equity AFUDC for the year ended December 31, 2023 includes MountainWest activity.
Debt and equity AFUDC at Southwest Gas were impacted in 2023 by the amount of short-term debt outstanding based on the regulatory formula for each component.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) on the Consolidated Statements of Income:

(Thousands of dollars)	2025	2024	2023
Southwest Gas Corporation:
Change in COLI policies	$10,300	$8,400	$10,100
Interest income	20,944	33,581	50,757
Equity AFUDC	5,809	6,597	1,869
Non-service components of net periodic benefit cost	17,475	16,523	20,387
Miscellaneous expense	(2,126)	(10,825)	(12,452)
Southwest Gas Corporation – total other income (deductions)	52,402	54,276	70,661
Southwest Gas Holdings, Inc.:
Equity AFUDC	—	—	82
Equity in earnings of unconsolidated investments	—	—	394
Miscellaneous income and (expense)	—	—	(49)
Corporate and administrative	7,666	(84)	151
Southwest Gas Holdings, Inc. - total other income (deductions)	$60,068	$54,192	$71,239
Included in the table above is the change in COLI policies (including net death benefits recognized, where relevant). Current tax regulations provide for tax-free treatment of life insurance (death benefit) proceeds. Therefore, changes in the cash surrender value components of COLI policies, as they progress towards the ultimate death benefits, are also recorded without tax consequences.
For 2025, interest income relates to interest income earned on money market investments and interest income earned on Southwest Gas’ regulatory asset balances, including the Arizona decoupling mechanism. For 2023 and 2024, interest income primarily relates to Southwest Gas’ regulatory asset balances, including its deferred purchased gas cost mechanisms, the combined balance of which was a net asset balance of $465.3 million as of December 31, 2023 and transitioned to a net liability balance of $241.6 million as of December 31, 2024. Interest income is earned on asset balances and interest expense is incurred on liability balances. Interest earned on money market accounts, as discussed in the cash and cash equivalent section above, also contributes to interest income. In regard to net periodic benefit cost, refer to Note 10 - Pension and Other Postretirement Benefits. Miscellaneous expense for Southwest Gas between years includes a variety of items, not limited to, but including where applicable, write-offs for uncompleted software projects and the reduction in value of Southwest Gas’ previous corporate campus property.
Derivatives. In managing its natural gas supply portfolios, Southwest Gas has historically entered into fixed- and variable-price contracts, which qualify as derivatives. The fixed-price contracts, firm commitments to purchase a fixed amount of gas in the future at a fixed price, qualify for the normal purchases and normal sales exception that is allowed for contracts that are probable of delivery in the normal course of business and are exempt from fair value reporting. The variable‑price contracts meet the definition of derivative financial instruments; however, because the contract price is set at the prevailing market price on the future transaction date, no mark‑to‑market adjustment is required. Southwest Gas does not utilize derivative financial instruments for speculative purposes, nor does it have trading operations.

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

(In thousands)	2025	2024	2023
Weighted average basic shares	72,162	71,841	70,787
Effect of dilutive securities:
Restricted stock units (1)(2)	175	191	203
Weighted average diluted shares	72,337	72,032	70,990
(1) The number of securities granted for 2025, 2024, and 2023 includes 146,000, 158,000, and 173,000 performance stock units, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares from discontinued operations in 2024 is 191,000.
Recent Accounting Standards Updates.
Recently issued accounting pronouncement adopted in 2025:
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The update, among other amendments, provides for additional disclosure requirements related to the effective income tax rate reconciliation and income taxes paid. Under the revised guidance for the effective income tax reconciliations, entities would be required to disclose: (1) eight specific categories in the effective income tax rate reconciliation in both percentages and reporting currency amount, (2) additional information for reconciling items over a certain threshold, (3) explanation of individual reconciling items disclosed, and (4) provide a qualitative description of the state and local jurisdictions that contribute to the majority of the state income tax expense. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). The standard is effective for annual periods beginning January 1, 2025. The Company and Southwest Gas have retrospectively adopted this update in the fourth quarter of 2025, the impact of which is reflected in Note 11 - Income Taxes, with no impact on results of operations, cash flows, or financial condition of the Company or Southwest Gas.
In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The update is effective for annual periods beginning after December 15, 2025; early adoption is permitted. Management adopted ASU 2025-05 beginning with the fourth quarter of fiscal 2025 and utilized the practical expedient provided therein. The adoption of this ASU did not have a material impact on the Company’s or Southwest Gas’ financial position or results of operations.
Recently issued accounting pronouncements that will be effective in 2026 and thereafter:
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
Subsequent Events. Management monitors events occurring after the balance sheet date and prior to the issuance of the financial statements to determine the impacts, if any, of events on the financial statements to be issued or disclosures to be made and has reflected them where appropriate.

Note 3 - Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s 2025 Form 10-K for Southwest Gas, management identified errors in the calculation of the estimated deferred income tax liabilities associated with state income taxes. The issues result from not timely updating estimated apportionment rates to reflect certain events. For Southwest Gas, the errors date back to the formation of Southwest Gas Holdings in 2017, when Southwest Gas and Centuri became wholly-owned subsidiaries of Southwest Gas Holdings. These errors were determined to be not material to any previously issued Southwest Gas financial statements. However, Southwest Gas revised the historical financial statements due to the magnitude of the cumulative effect of the prior year errors. Southwest Gas also revised the historical financial statements to correct other previously identified immaterial errors.
The effects of the correction of the errors on the Consolidated Financial Statements are as follows:

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31, 2024
	As Reported(1)	Adjustments	As Revised
ASSETS
Accounts receivable, net of allowance	$202,947	$(2,100)	$200,847
Total current assets	859,055	(2,100)	856,955
Total assets	$9,533,825	$(2,100)	$9,531,725
CAPITALIZATION AND LIABILITIES
Retained earnings	$1,096,149	$(36,376)	$1,059,773
Total equity	3,271,862	(36,376)	3,235,486
Total capitalization	6,776,339	(36,376)	6,739,963
Accounts payable	190,612	1,997	192,609
Deferred purchased gas costs	255,398	(1,997)	253,401
Total current liabilities	769,026	—	769,026
Deferred income taxes and investment tax credits, net	819,973	34,276	854,249
Total deferred income taxes and other credits	1,988,460	34,276	2,022,736
Total capitalization and liabilities	$9,533,825	$(2,100)	$9,531,725
(1) Previously reported amounts also reflect the reclassification discussed in Note 2 - Summary of Significant Accounting Policies.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31, 2024
	As Reported	Adjustments	As Revised
Regulated operations revenues	$2,475,216	$7,774	$2,482,990
Net cost of gas sold	1,150,005	7,359	1,157,364
Total operating expenses	2,062,885	7,359	2,070,244
Operating income	412,331	415	412,746
Income before income taxes	304,350	415	304,765
Income tax expense (benefit)	43,174	(505)	42,669
Net income	$261,176	$920	$262,096

	Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
Regulated operations revenues	$2,499,564	$(5,344)	$2,494,220
Net cost of gas sold	1,246,901	4,466	1,251,367
Operations and maintenance	511,646	(1,259)	510,387
Total operating expenses	2,141,270	3,207	2,144,477
Operating income (loss)	358,294	(8,551)	349,743
Income (loss) before income taxes	279,125	(8,551)	270,574
Income tax expense	36,899	5,263	42,162
Net income (loss)	$242,226	$(13,814)	$228,412

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2024
	As Reported	Adjustments	As Revised
Net income	$261,176	$920	$262,096
Comprehensive income	$263,323	$920	$264,243

	Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
Net income (loss)	$242,226	$(13,814)	$228,412
Comprehensive income (loss)	$239,939	$(13,814)	$226,125

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2024
	As Reported(1)	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$261,176	$920	$262,096
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	69,459	(505)	68,954
Changes in current assets and liabilities:
Accounts receivable, net of allowances	66,248	2,100	68,348
Deferred purchased gas costs	706,896	8,062	714,958
Accounts payable	(19,032)	(703)	(19,735)
Other current assets and liabilities	(57,917)	(9,874)	(67,791)
Net cash provided by operating activities	$1,252,982	$—	$1,252,982
(1) Previously reported amounts also reflect the reclassification discussed in Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2023
	As Reported(1)	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$242,226	$(13,814)	$228,412
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	66,611	5,263	71,874
Changes in current assets and liabilities:
Deferred purchased gas costs	192,182	(3,956)	188,226
Accounts payable	(260,403)	7,164	(253,239)
Other current assets and liabilities	14,516	5,343	19,859
Net cash provided by operating activities	$391,545	$—	$391,545
(1) Previously reported amounts also reflect the reclassification discussed in Note 2 - Summary of Significant Accounting Policies.

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	As Reported	Adjustments	As Revised
Retained earnings, December 31, 2022	$935,355	$(23,482)	$911,873
Total equity, December 31, 2022	2,569,175	(23,482)	2,545,693
Net income (loss) for the year ended December 31, 2023	242,226	(13,814)	228,412
Retained earnings, December 31, 2023	1,018,474	(37,296)	981,178
Total equity, December 31, 2023	3,183,615	(37,296)	3,146,319
Net income for the year ended December 31, 2024	261,176	920	262,096
Retained earnings, December 31, 2024	1,096,149	(36,376)	1,059,773
Total equity, December 31, 2024	$3,271,862	$(36,376)	$3,235,486
Note 4 - Regulated Operations Plant
Net Regulated Operations Plant
Major classes of regulated operations plant and their respective balances as of December 31, 2025 and 2024 were as follows:

	December 31,
(Thousands of dollars)	2025	2024
Gas plant:
Storage	$122,543	$121,817
Transmission	461,260	447,719
Distribution	9,940,646	9,343,955
General	623,303	587,423
Software and software-related	354,567	328,769
Other	14,712	15,212
Total gas plant	11,517,031	10,844,895
Less: accumulated depreciation and amortization	(3,063,363)	(2,914,457)
Construction work in progress	236,871	178,647
Net regulated operations plant	$8,690,539	$8,109,085
Regulated operations plant depreciation is computed on the straight-line remaining life method at composite rates considered sufficient to amortize costs over estimated service lives, including components which are intended to compensate for removal costs (net of salvage value), and retirements, based on the processes of regulatory proceedings and related regulatory commission approvals and/or mandates. In 2025, annual regulated operations depreciation and amortization expense in regard to Southwest Gas averaged 2.7% of the original cost of depreciable and amortizable property, and 2.6% in 2024 and 2023. Transmission and distribution plant are associated with the core natural gas delivery infrastructure, and combined, constitute the majority of gas plant. Annual regulated operations depreciation expense for Southwest Gas averaged approximately 2.3% of the original cost of depreciable transmission and distribution plant during the period 2023 through 2025.
Depreciation and amortization expense on gas plant was as follows:

(Thousands of dollars)	2025	2024	2023
Depreciation and amortization expense	$295,661	$274,556	$256,847
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
Note 5 - Regulatory Assets and Liabilities
Southwest Gas is subject to the regulation of the ACC, the PUCN, the CPUC, and the FERC. Accounting policies for Southwest Gas conform to U.S. GAAP applicable to rate-regulated entities and reflect the effects of the ratemaking process. Accounting treatment for rate-regulated entities allows for deferral as regulatory assets, costs that otherwise would be expensed, if it is probable that future recovery from customers will occur. If rate recovery is no longer probable, due to competition or the actions of regulators, the related regulatory asset is required to be written off. Regulatory liabilities are recorded if it is probable that revenues will be reduced for amounts that will be refunded to customers through the ratemaking process. Management records regulatory assets and liabilities based on decisions of the commissions noted above, including the issuance of regulatory orders and precedents established by these commissions. Southwest Gas has generally been successful in seeking recovery of regulatory assets and regularly files rate cases or other administrative filings in the various jurisdictions, in some cases, to establish the basis for recovering regulatory assets reflected in accounting records.
The following table represents existing regulatory assets and liabilities. The amounts reported in the table below differ from Southwest Gas due to the revision Note 3 - Revision of Previously Issued Financial Statements.

	December 31,
(Thousands of dollars)	2025	2024
Regulatory assets:
Accrued pension and other postretirement benefit costs (1)	$246,444	$299,961
Deferred purchased gas costs (2)	5,214	13,807
Unamortized premium on reacquired debt (3)	10,016	11,529
Accrued absence time (4)	22,430	21,231
Margin, interest- and property tax-tracking (5)	142,813	57,477
Other (9)	92,820	90,083
Total regulatory assets	$519,737	$494,088
Regulatory liabilities:
Deferred purchased gas costs (2),(10)	(310,085)	(255,398)
Accumulated removal costs (6)	(496,000)	(472,000)
Unamortized gain on reacquired debt (7)	(4,963)	(5,500)
Regulatory excess deferred/other taxes and gross-up (8)	(348,243)	(363,353)
Margin, interest- and property tax-tracking (5)	(26,019)	(25,112)
Other (9)	(10,374)	(3,465)
Total regulatory liabilities	(1,195,684)	(1,124,828)
Net regulatory assets (liabilities) (11)	$(675,947)	$(630,740)

(1) Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovery period is greater than five years. (See Note 10 - Pension and Other Postretirement Benefits).
(2) Balance recovered or refunded on an ongoing basis with interest.
(3) Included in Deferred charges and other assets on the Consolidated Balance Sheets. Recovered over life of debt instruments.
(4) Recovery through cost of service generally on a one-year lag basis and part of overhead loading processes. Included in Prepaid and other current assets on the Consolidated Balance Sheets.
(5) Margin tracking/decoupling mechanisms are alternative revenue programs; revenue associated with under-collections (for the difference between authorized margin levels and amounts billed to customers through rates currently) is recognized as revenue so long as recovery is expected to take place within 24 months. The property tax tracking mechanism reflects differences in property tax expense and the amount included in the current general rate case. Total category asset balances are included in Prepaid and other current assets and Deferred charges and other assets on the Consolidated Balance Sheets. For 2025, total category liability balances are included in Other deferred credits and other long-term liabilities. For 2024, total category liability balances are included in Other current liabilities and Other deferred credits and other long-term liabilities.
(6) Included in Accumulated removal costs on the Consolidated Balance Sheets; a component of ongoing depreciation rates as part of margin rates overall and of benchmarks under trackers as part of general rate cases.
(7) Included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets; amortized over life of debt instruments.
(8) Includes remeasurement/reduction of the net accumulated deferred income tax liability from U.S. tax reform. The reduction (EADIT) became a regulatory liability with tax gross-up. EADIT reduces rate base, and is expected to be returned to utility customers in accordance with IRS and regulatory requirements. Included generally in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets, except for $10.0 million in 2025 and $21.0 million in 2024, which is in Other current liabilities.
(9) The following tables detail the components of Other regulatory assets and liabilities. Other regulatory assets are included in either Prepaid and other current assets or Deferred charges and other assets on the Consolidated Balance Sheets (as indicated). Recovery periods vary. Other regulatory liabilities are included in either Other current liabilities or Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets (as indicated).
(10) Deferred purchased gas costs as of December 31, 2024 differs from Southwest Gas due to the revision discussed in Note 3 - Revision of Previously Issued Financial Statements.
(11) Net regulatory assets (liabilities) for the year ended December 31, 2024 differs from Southwest Gas due to the revision discussed in Note 3 - Revision of Previously Issued Financial Statements.

	December 31,
(Thousands of dollars)	2025	2024
Other Regulatory Assets:
State mandated public purpose programs (including low income and conservation programs) (a) (f)	$21,308	$24,404
Infrastructure replacement programs and similar (b) (f)	32,516	24,262
Environmental compliance programs (c) (f)	7,087	3,730
Pension tracking mechanism (d)	16,727	16,151
Other (e)	15,182	21,536
	$92,820	$90,083
(a) Included in Prepaid and other current assets on the Consolidated Balance Sheets.
(b) Included in Deferred charges and other assets on the Consolidated Balance Sheets.
(c) In 2025, approximately $5.5 million of these balances included in Prepaid and other current assets and $1.6 million in Deferred charges and other assets on the Consolidated Balance Sheets. In 2024, approximately $2.6 million included in Prepaid and other current assets and $1.1 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
(d) Included in Deferred charges and other assets on the Consolidated Balance Sheets.
(e) In 2025, approximately $7.6 million included in Prepaid and other current assets and $7.6 million included in Deferred charges and other assets on the Consolidated Balance Sheets. In 2024, $11.7 million included in Prepaid and other current assets and $9.9 million included in Deferred charges and other assets on the Consolidated Balance Sheets.
(f) Balance recovered or refunded on an ongoing basis, generally with interest.

	December 31,
(Thousands of dollars)	2025	2024
Other Regulatory Liabilities:
Infrastructure replacement programs and similar (g)	$(2,484)	$(2,069)
Environmental compliance programs (g) (h)	(6,710)	(733)
Other (h) (i)	(1,180)	(663)
	$(10,374)	$(3,465)
(g) Included in Other current liabilities on the Consolidated Balance Sheets.

(h) Balance typically recovered or refunded on an ongoing basis, generally with interest.
(i) Included in Other deferred credits and other long-term liabilities on the Consolidated Balance Sheets.

Regulatory Assets/Liabilities Not Earning a Return
•Regulatory assets/liabilities related to accrued pension and other postretirement benefit costs are offset by corresponding liabilities/assets. The assets are recovered in rates as the plans are funded.
•Margin-related mechanisms exist in various forms in each of the Company’s regulatory jurisdictions. Balances related to the decoupling mechanisms in Nevada do not earn a return. Recovery rates are designed to recover the outstanding balances over a twelve-month period.

Regulatory Assets/Liabilities Earning a Return
•Over- and undercollected regulatory balancing accounts and other regulatory assets, net, reflect the difference between customer billings and recorded or authorized by the ACC, CPUC, PUCN, or FERC. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to ACC, CPUC, PUCN, or FERC approval. These relate to the following:
▪The following mechanisms earn a return on based on the monthly one-year nominal Treasury Constant Maturities for Arizona and Commercial Paper for California and are generally designed to address the outstanding balances over a twelve-month period:
•Deferred purchased gas cost
•Margin-related mechanisms
•State mandated public purpose programs
▪The following mechanisms are revenue requirement and earn the authorized rate of return per the general rate cases for the applicable jurisdiction:
•Deferred purchased gas cost - Nevada
•Unamortized premium on reacquired debt
•Accrued absence time
•Interest-tracking mechanism
•Property tax-tracking mechanisms
•Accumulated removal costs
•Unamortized gain on reacquired debt
•Regulatory excess deferred/other taxes and gross-up mechanism
•Pension tracking mechanism
▪Infrastructure replacement programs vary by jurisdiction and program type.

Note 6 - Revenue
Southwest Gas recognizes revenue when it satisfies its performance by transferring gas to the customer. Revenues also include the net impacts of margin tracker and decoupling accruals based on criteria in U.S. GAAP for rate-regulated entities associated with alternative revenue programs. Revenues from customer arrangements and from alternative revenue programs are described below.
Southwest Gas acts as an agent for state and local taxing authorities in the collection and remittance of a variety of taxes, including sales and use taxes and surcharges. These taxes are not included in Regulated operations revenues. Management uses the net classification method to report taxes collected from customers to be remitted to governmental authorities.
Southwest Gas generally offers two types of services to its customers: tariff sales and transportation–only service. Tariff sales encompass sales to primarily residential and small commercial customers under various rate schedules, subject to cost-of-service ratemaking, which is based on the rate-regulation of the ACC, CPUC, PUCN, and FERC. Southwest Gas provides both the commodity and the related distribution service to nearly all of its approximate 2.3 million customers, and only several hundred customers subscribe to transportation-only service. Natural gas is delivered and consumed by the customer simultaneously. The provision of service is represented by the turn of the meter dial and is the primary representation of the satisfaction of all performance obligations required for Southwest Gas to recognize revenue. The amount billable via regulated rates, billed via both volumetric and fixed monthly rates as part of rate design, corresponds to the value to the customer, and Southwest Gas believes that the amount billable is appropriate to utilize for purposes of recognizing revenue. Estimated amounts remaining unbilled since the last meter read date are also recognized for service provided through the balance sheet date. While natural gas service is typically recurring, there is generally not a contract term for utility service. Therefore, the contract term is not generally viewed to extend beyond the service provided to date and customers are able to generally terminate service at will.

Transportation-only service is also governed by tariff rate provisions. Transportation-only service is generally only available to large customers under requirements of Southwest Gas’ various tariffs. With this service, customers secure their own gas supply and Southwest Gas provides transportation services to move the customer-supplied gas to the intended location. Southwest Gas recognizes transportation service revenue over time through a combination of volumetric charges and fixed charges through a variety of design mechanisms approved by regulators. These types of fixed charges represent a separate performance obligation associated with standing ready over the period of the month to deliver quantities of gas regardless of whether the customer takes delivery of any quantity of gas. The performance obligations under these circumstances are satisfied over the course of the month under an output measure of progress based on time, which correlates to the period for which the charges are eligible to be invoiced.
Under its regulations, Southwest Gas enters into negotiated-rate contracts with customers located near competing pipelines that pose a risk of bypassing its distribution system. Southwest Gas may also enter into similar contracts for customers that are otherwise able to satisfy their energy needs through a fuel alternative to natural gas. Less than two dozen customers are party to contracts with rate components subject to negotiation. Many rate provisions and terms of service for these less common types of contracts are also subject to regulatory oversight and tariff provisions. The performance obligations for these customers are satisfied similarly to those for other customers by means of transporting and delivering natural gas to the customer. Many or most of the rate components and structures for these types of customers are the same as those for similar customers that do not have without negotiated rate components and the negotiated rates are within the parameters of the tariff guidelines. Furthermore, while some of these contracts may include multi-year contract periods because amounts billable under the contract are based on rates in effect for the customer for service provided to date, no significant financing component is believed to exist.
As indicated above, revenues also include the net impacts of margin tracker and decoupling accruals. All of Southwest Gas’ service territories have decoupled rate structures that are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of unusual weather variability and conservation on margin. These decoupled rate structures qualify as alternative revenue programs. The primary alternative revenue programs involve adjustments for differences between stated tariff benchmarks and amounts billed through revenue from contracts with customers via existing rates. Such adjustments are recognized monthly in revenue and in the associated regulatory asset or liability accounts in advance of rate adjustments intended to collect or return the amounts recognized. Revenues recognized for the adjustment to the benchmarks noted are required to be presented separately from revenues from contracts with customers, as such, these revenues are disaggregated in the table below as Alternative revenue program revenues.
Southwest Gas’ operating revenues, but not its operating margin, are directly impacted by variability between comparative periods in the cost of natural gas procured for customers as these costs are incorporated in customer rates. When included in rates (for customers except those taking transportation-only service), these costs are passed through to customers generally dollar-for-dollar without markup. Operating margin is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. Southwest Gas’ revenues overall, reflected on the Consolidated Statements of Income of both the Company and Southwest Gas, include revenue from contracts with customers, which is shown below disaggregated by customer type, in addition to other categories of revenue:

	December 31,
(Thousands of dollars)	2025	2024	2023
Residential	$1,276,677	$1,654,685	$1,725,223
Small commercial	333,408	493,709	513,366
Large commercial	72,367	111,350	117,973
Industrial and other	44,941	62,997	75,219
Transportation	116,579	115,782	104,298
Revenue from contracts with customers	1,843,972	2,438,523	2,536,079
Alternative revenue program revenues	86,593	23,055	(52,365)
Other revenues (1)	9,815	13,638	15,850
Total Regulated operations revenues (2)(3)(4)	$1,940,380	$2,475,216	$2,499,564
(1) Amounts include late fees and other miscellaneous revenues and may also include the impact of certain regulatory mechanisms.
(2) The amounts differ from Southwest Gas due to the revision discussed in Note 3 - Revision of Previously Issued Financial Statements.
(3) The Company’s Total Regulated operations revenues differ from Southwest Gas due to the revision discussed in Note 3 - Revision of Previously Issued Financial Statements.
(4) The Company’s revenues for the period ended December 31, 2023 represent the amounts for the Natural Gas Distribution segment and do not include amounts attributable to MountainWest. As these amounts are not material, management has not provided disaggregated revenue disclosures.

As of December 31, 2025, the Company and Southwest had backlog performance obligations through Great Basin, excluding intercompany transactions, totaling $58.2 million for the next four years. Of the current backlog, $15.9 million is expected to be fulfilled within the year ended December 31, 2026. $15.9 million within the year ended December 31, 2027, $15.9 million within the year ended December 31, 2028, and $10.5 million within the year ended December 31, 2029. Under the terms of Great Basin’s current settlement agreement, new rates will become effective no later than September 1, 2029. Accordingly, the Company and Southwest Gas are unable to reasonably estimate performance obligations that may arise beyond September 1, 2029. The backlog consists of firm customer contracts for natural gas distribution services. Seasonal fluctuation may impact the timing of fulfillment as demand for natural gas typically increases during winter months. The Company defines backlog as the aggregate value of signed contracts for which performance obligations remain unsatisfied.
Note 7 - Receivables and Related Allowances
Business activity with respect to natural gas utility operations is conducted with customers located within the three-state region of Arizona, Nevada, and California. Southwest Gas’ accounts receivable are short-term in nature with billing due dates customarily not extending beyond one month. Customers’ credit worthiness is assessed upon account creation by evaluation of other utility service or their credit file and related payment history. Although Southwest Gas seeks to minimize its credit risk related to utility operations by requiring security deposits from new customers, imposing late fees, and actively pursuing collection on overdue accounts where possible, some accounts are ultimately not collected. Customer accounts are subject to collection procedures that vary by jurisdiction, such as late fee assessment, notice requirements for disconnection of service, and procedures for actual disconnection and/or reestablishment of service. After disconnection of service, accounts are customarily written off approximately two months after disconnection if the account remains inactive. Depending upon the jurisdiction, reestablishment of service requires both the payment of previously unpaid balances and additional deposit requirements. Generally, costs related to uncollectible accounts are included in the ratemaking process as a cost of service. However, the Nevada and California jurisdictions have certain regulatory mechanisms in place to separately track and collect portions of uncollectible accounts through the mechanisms. Eligible amounts are deferred and collected through a surcharge in the ratemaking process. Southwest Gas continues to actively work with customers experiencing financial hardship by means of flexible payment options and partnering with assistance agencies. Provisions for uncollectible accounts are recorded monthly based on each customer’s current ability to pay amounts that are due, payment history, consideration of current conditions, customer and rate composition, regulatory requirements, and write-off processes.
The table below contains information about Southwest Gas’ gas utility customer accounts receivable balance (net of allowance) at December 31, 2025 and 2024:

	December 31,
(Thousands of dollars)	2025	2024
Gas utility customer accounts receivable balance	$163,752	$194,177
The following table represents the percentage of customers in each of Southwest Gas’ three states at December 31, 2025, which was consistent with the prior year:

Percent of customers by state:
Arizona	54%
Nevada	37%
California	9%

Southwest Gas activity in the allowance account for uncollectibles is summarized as follows:

(Thousands of dollars)	Allowance for Uncollectibles
Balance, December 31, 2022	$4,830
Additions charged to expense	11,877
Accounts written off, less recoveries	(10,612)
Balance, December 31, 2023	6,095
Additions charged to expense	12,400
Accounts written off, less recoveries	(11,428)
Balance, December 31, 2024	7,067
Additions charged to expense	11,955
Accounts written off, less recoveries	(11,372)
Balance, December 31, 2025	$7,650
The table above does not provide the effect for amounts included in the regulatory tracking mechanisms noted earlier.
Note 8 - Common Stock
Shares of the Company’s common stock are publicly traded on the NYSE under the ticker symbol “SWX.” Share-based compensation related to Southwest Gas is based on awards to be issued in shares of the Company.
In November 2023, the Company and Southwest Gas jointly filed an automatic shelf registration statement (File No. 333-275774), or a Universal Shelf, which became effective upon filing and includes a prospectus detailing the Company’s ability to offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of common stock, preferred stock, debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement), guarantees of debt securities issued by Southwest Gas, depository shares, warrants to purchase common stock, preferred stock or depository shares issued by the Company or debt securities issued by the Company or Southwest Gas, units and rights. Additionally, as part of the Universal Shelf, Southwest Gas may offer and sell, from time to time in amounts at prices and on terms that will be determined at the time of such offering, any combination of debt securities (which may or may not be guaranteed by one or more of its directly or indirectly wholly owned subsidiaries if indicated in the relevant prospectus supplement) and guarantees of debt securities issued by the Company or by one or more of its directly or indirectly wholly owned subsidiaries, if indicated in the relevant prospectus supplement. The Universal Shelf is set to expire in November 2026.
On August 6, 2024, the Company entered into an Equity Distribution Agreement with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC for the offer and sale of up to 340,000,000 of common stock from time to time in an ATM Program. The offering amount was carried forward from the Company’s previous at-the-market equity offering program. The shares are issuable pursuant to the Company’s Universal Shelf. No issuances have occurred under the ATM Program as of December 31, 2025.
During 2025, the Company issued approximately 186,000 shares of common stock through the omnibus incentive plan and restricted stock/unit plan.
During 2025, the Company issued 256,000 shares of common stock through the Dividend Reinvestment and Stock Purchase Plan, raising proceeds of approximately $19.2 million.
As of December 31, 2025, there were 5.0 million shares of common stock registered and available for issuance under the provisions of the various stock issuance plans.

Note 9 - Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	December 31,
	2025		2024
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Debentures:
8% Series, due 2026	$75,000	$76,388	$75,000	$77,898
Medium-term notes, 7.92% series, due 2027	25,000	26,058	25,000	26,285
Medium-term notes, 6.76% series, due 2027	7,500	7,726	7,500	7,701
Notes, 5.8%, due 2027	300,000	309,090	300,000	306,450
Notes, 3.7%, due 2028	300,000	297,450	300,000	287,460
Notes, 5.45%, due 2028	300,000	307,620	300,000	302,970
Notes, 2.2%, due 2030	450,000	409,365	450,000	385,425
Notes, 4.05%, due 2032	600,000	579,540	600,000	558,120
Notes, 6.1%, due 2041	125,000	130,762	125,000	127,900
Notes, 4.875%, due 2043	250,000	219,350	250,000	210,700
Notes, 3.8%, due 2046	300,000	228,180	300,000	219,390
Notes, 4.15%, due 2049	300,000	237,120	300,000	223,470
Notes, 3.18%, due 2051	300,000	205,710	300,000	187,680
Unamortized discount and debt issuance costs	(23,207)		(26,477)
	3,309,293		3,306,023
Industrial development revenue bonds:
Tax-exempt Series A, due 2028	50,000	50,000	50,000	50,000
2003 Series A, due 2038	50,000	50,000	50,000	50,000
2008 Series A, due 2038	50,000	50,000	50,000	50,000
2009 Series A, due 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,281)		(1,546)
	198,719		198,454
Less: current maturities	75,000		—
Southwest Gas Holdings, Inc. and Southwest Gas Corporation total long-term debt, less current maturities	$3,433,012		$3,504,477

The fair values of the Company’s revolving credit facilities and IDRBs are estimated using observable market inputs, including current interest rates and are therefore classified as Level 2 in the hierarchy. The fair values of Southwest Gas’ debentures (which include senior and medium-term notes) were determined utilizing a market-based valuation approach, where fair values are determined based on observable trading data and as such are categorized as Level 2 in the hierarchy.
Southwest Gas has a $400.0 million credit facility scheduled to expire in August 2029. Southwest Gas designates $150.0 million of associated capacity as long-term debt and the remaining $250.0 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which, among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. At December 31, 2025, the applicable margin was 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest Gas is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. At December 31, 2025, no borrowings were outstanding on the long-term portion (including under the commercial paper program discussed below) nor under the short-term portion of the facility.

Southwest Gas has a $50.0 million commercial paper program. Issuances under the commercial paper program are supported by Southwest Gas’ current revolving credit facility and therefore do not represent additional borrowing capacity. Borrowings under the commercial paper program, if any, are designated as long-term debt. Interest rates for the program are calculated at the then current commercial paper rate. At December 31, 2025, no borrowings were outstanding under the commercial paper program.
The effective interest rates on Southwest Gas’ variable-rate IDRBs are included in the table below:

	December 31,
	2025	2024
2003 Series A	3.50%	4.86%
2008 Series A	3.84%	4.89%
2009 Series A	3.75%	4.73%
Tax-exempt Series A	3.10%	4.29%
In Nevada, interest fluctuations due to changing interest rates on Southwest Gas’ 2003 Series A, 2008 Series A, and 2009 Series A variable-rate IDRBs are tracked and recovered from customers through a variable interest expense recovery mechanism.
None of Southwest Gas’ debt instruments have credit triggers or other clauses that result in default if bond ratings are lowered by rating agencies. Interest and fees on certain debt instruments are subject to adjustment depending on Southwest Gas’ bond ratings. Certain debt instruments are subject to a leverage ratio cap, and the 6.1% Notes due 2041 are also subject to a minimum net worth requirement. At December 31, 2025, Southwest Gas was in compliance with all of its covenants. Under the most restrictive of the financial covenants, approximately $4.7 billion in additional debt could be issued while still meeting the leverage ratio requirement. Relating to the minimum net worth requirement, as of December 31, 2025, there is approximately $3.0 billion of cushion in equity. No specific dividend restrictions exist under the collective covenants. None of the debt instruments contain material adverse change clauses.
Estimated maturities of long-term debt and the current portion of long-term debt for the next five years are:

(Thousands of dollars)	2026	2027	2028	2029	2030
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Debentures	$75,000	$332,500	$650,000	$—	$450,000
Total	$75,000	$332,500	$650,000	$—	$450,000
Short-Term Debt
In June 2025, Southwest Gas Holdings entered into a new $300.0 million revolving credit agreement that matures in August 2029 and replaced Southwest Gas Holdings’ existing $300.0 million credit facility that was set to expire in December 2026. At December 31, 2025, the applicable margin is 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. The revolving credit agreement also contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million. At December 31, 2025, there were no borrowing outstanding under this credit facility.
Southwest Gas Holdings has a $550.0 million term loan that had been set to mature in June 2026. Prior to the execution of the amendment, Southwest Holdings prepaid a portion of the indebtedness, decreasing the balance from $550.0 million to $225.0 million, utilizing proceeds received from the Centuri separation transactions. In August 2025, Southwest Gas Holdings paid the remaining balance of $225.0 million utilizing proceeds received from additional Centuri separation transactions. See Note 13 - Dispositions.
As indicated above in the Long-Term debt table, the 8% Series debenture for $75.0 million matures in August 2026.
The weighted average effective interest rate of all short-term borrowings is 9.23% at December 31, 2025. There were no short-term borrowings at December 31, 2024.

Note 10 - Pension and Other Postretirement Benefits
Southwest Gas Corporation
Employees’ Investment Plan
An EIP is offered to eligible employees of Southwest Gas through deduction of a percentage of base compensation, subject to IRS limitations. The EIP provides for purchases of various mutual fund investments and Company common stock. For employees hired on or before December 31, 2021, one-half of amounts deferred are matched up to a maximum matching contribution of 3.5% of an employee’s annual compensation. Employees hired on or after January 1, 2022, are eligible for non-elective employer contributions of 3% plus a matching contribution (dollar-for-dollar) up to 7% of eligible compensation. Officers hired after January 1, 2022, are similarly eligible for non-elective and matching contributions. Contributions to the plan by Southwest Gas were $12.2 million, $9.9 million, and $8.3 million for 2025, 2024, and 2023, respectively.
Deferred Compensation Plan
A deferred compensation plan is offered to all officers of Southwest Gas, regardless of hire date, and a separate deferred compensation plan is offered to members of the Company’s Board. The plans provide the opportunity to defer up to 100% of annual cash compensation. One-half of amounts deferred by officers are matched up to a maximum matching contribution of 3.5% of an officer’s annual base salary. Upon retirement, payments of compensation deferred, plus interest, are made in equal monthly installments over 10, 15, or 20 years, as elected by the participant. Directors have an additional option to receive such payments over a five-year period. Deferred compensation earns interest at a rate determined each January. The interest rate equals 150% of Moody’s Seasoned Corporate Bond Rate Index.
Pension and Postretirement Plans
A noncontributory QRP with defined benefits covering substantially all Southwest Gas employees hired on or before December 31, 2021, is available, in addition to a separate unfunded SERP, which is limited to Southwest Gas’ officers. PBOP are provided to qualified retirees for limited benefits related to health care, dental, vision and life insurance, some of which were subject to earlier “sunset” dates. The defined benefit QRP, SERP, and PBOP are not available to Southwest Gas employees hired on or after January 1, 2022. As noted above, employees hired on or after that date, are eligible for enhanced contributions to the EIP.
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
The QRP invests the majority of its plan assets in common collective trusts, which include a well-diversified portfolio of domestic and international equity securities and fixed income securities and are managed by a professional investment manager appointed by Southwest Gas. The investment manager has full discretionary authority to direct the investment of plan assets held in trust within the specific guidelines prescribed by Southwest Gas through the plan’s investment policy statement. Southwest Gas previously implemented an LDI strategy for part of the portfolio; a form of investing designed to better match the movement in pension plan assets with the impact of interest rate changes and, indirectly, inflation assumption changes on the pension plan liability. The implementation of the LDI strategy was intended to be phased in over time by using a glide path. The glide path was designed to increase the allocation of the plan’s assets to fixed income securities, as the funded status of the plan increases, in order to more closely match the duration of the plan assets to that of the plan liability. During the third quarter of 2025, the asset mix was adapted in accordance with an updated policy statement an allocation of approximately 45% equity securities and 55% fixed income securities with an estimated target hedge ratio of 95%. Beginning in 2024, a treasury futures overlay was added as part of the LDI strategy intending to manage interest rate fluctuations with the goal of reducing funded ratio volatility; as of the end of 2025, the pension plan was approximately 102% funded. While the overlay is intended for these purposes, there is no guarantee that these intentions will be achieved. Pension plan assets are held in a Master Trust. The pension plan funding policy is in compliance with the federal government’s funding requirements.

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

	December 31,
	2025	2024
Asset return assumption	7.00%	7.00%
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

	Year Ended December 31,
	2025			2024
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP
Change in benefit obligations:
Benefit obligation for service rendered to date at beginning of year (PBO/PBO/APBO)	$1,175,245	$43,183	$62,064	$1,241,177	$45,031	$66,009
Service cost	24,394	231	1,168	28,252	243	1,287
Interest cost	65,588	2,383	3,426	60,387	2,167	3,178
Actuarial loss (gain)	2,877	2,464	1,418	(87,575)	(725)	(2,691)
Benefits paid	(69,232)	(3,688)	(4,897)	(66,996)	(3,533)	(5,719)
Benefit obligation at end of year (PBO/PBO/APBO)	1,198,872	44,573	63,179	1,175,245	43,183	62,064
Change in plan assets:
Market value of plan assets at beginning of year	1,120,272	—	38,122	1,166,372	—	35,920
Actual return on plan assets	148,883	—	5,337	896	—	3,027
Employer contributions	25,000	3,688	—	20,000	3,533	2,514
Benefits paid	(69,232)	(3,688)	(1,335)	(66,996)	(3,533)	(3,339)
Market value of plan assets at end of year	1,224,923	—	42,124	1,120,272	—	38,122
Funded status at year end	$26,051	$(44,573)	$(21,055)	$(54,973)	$(43,183)	$(23,942)
Weighted-average assumptions (benefit obligation):
Discount rate	5.75%	5.50%	5.50%	5.75%	5.75%	5.75%
Weighted-average rate of compensation increase	3.50%	3.50%	N/A	3.50%	3.50%	N/A
Funding for the plans above during calendar year 2026 is expected to be approximately $23.5 million, of which $20.0 million pertains to the QRP. Management monitors plan assets and liabilities and may, at its discretion, increase plan funding levels above the minimum in order to achieve a desired funded status and avoid or minimize potential benefit restrictions.

The accumulated benefit obligation for the QRP and the SERP is presented below:

	December 31,
(Thousands of dollars)	2025	2024
QRP	$1,091,081	$1,084,462
SERP	42,382	40,753
Benefits expected to be paid for the QRP, SERP, and PBOP over the next 10 years are as follows:

(Millions of dollars)	2026	2027	2028	2029	2030	2031-2035
QRP	$72.0	$73.0	$74.0	$75.0	$77.0	$409.0
SERP	3.5	3.5	3.4	3.4	3.4	16.2
PBOP	5.0	5.1	5.1	5.1	5.2	25.8
No assurance can be made that actual funding and benefits paid will match these estimates.
For PBOP measurement purposes, the per capita cost of the covered health care benefits medical rate trend assumption is 5.0%, declining to 4.5%. Specific contributions are made for health care benefits of employees who retire after 1988, but Southwest Gas pays all covered health care costs for employees who retired prior to 1989. The medical trend rate assumption noted above applies to the benefit obligations of pre-1989 retirees only.
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
Components of net periodic benefit cost:

	2025			2024			2023
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP	QRP	SERP	PBOP
Service cost	$24,394	$231	$1,168	$28,252	$243	$1,287	$25,840	$250	$1,269
Interest cost	65,588	2,383	3,426	60,387	2,167	3,178	59,165	2,123	3,302
Expected return on plan assets	(90,328)	—	(2,495)	(87,812)	—	(2,259)	(84,062)	—	(2,424)
Amortization of prior service cost	—	—	175	—	—	175	—	—	175
Amortization of net actuarial loss	3,007	1,082	(313)	6,308	1,333	—	336	998	—
Net periodic benefit cost	$2,661	$3,696	$1,961	$7,135	$3,743	$2,381	$1,279	$3,371	$2,322
Weighted-average assumptions (net benefit cost)
Discount rate	5.75%	5.75%	5.75%	5.00%	5.00%	5.00%	5.25%	5.25%	5.25%
Expected return on plan assets	7.00%	N/A	7.00%	6.75%	N/A	6.75%	6.75%	N/A	6.75%
Weighted-average rate of compensation increase	3.50%	3.50%	N/A	3.50%	3.50%	N/A	3.25%	3.25%	N/A

Other Changes in Plan Assets and Benefit Obligations Recognized in Net Periodic Benefit Cost and Other Comprehensive Income

	Year Ended December 31,
	2025				2024				2023
(Thousands of dollars)	QRP	SERP	PBOP	Total	QRP	SERP	PBOP	Total	QRP	SERP	PBOP	Total
Net actuarial loss (gain) (a)	$(55,680)	$2,463	$(1,423)	$(54,640)	$(659)	$(725)	$(3,458)	$(4,842)	$455	$3,995	$(1,262)	$3,188
Amortization of prior service cost (b)	—	—	(175)	(175)	—	—	(175)	(175)	—	—	(175)	(175)
Amortization of net actuarial loss (b)	(3,007)	(1,081)	313	(3,775)	(6,308)	(1,333)	—	(7,641)	(335)	(998)	—	(1,333)
Regulatory adjustment	52,232	—	1,285	53,517	6,200	—	3,633	9,833	(107)	—	1,437	1,330
Recognized in other comprehensive (income) loss	(6,455)	1,382	—	(5,073)	(767)	(2,058)	—	(2,825)	13	2,997	—	3,010
Net periodic benefit costs recognized in net income	2,661	3,696	1,961	8,318	7,135	3,743	2,381	13,259	1,279	3,371	2,322	6,972
Total of amount recognized in net periodic benefit cost and other comprehensive (income) loss	$(3,794)	$5,078	$1,961	$3,245	$6,368	$1,685	$2,381	$10,434	$1,292	$6,368	$2,322	$9,982
The table above discloses the net gain or loss and prior service cost recognized in Other comprehensive income, separated into (a) amounts initially recognized in Other comprehensive income, and (b) amounts subsequently recognized as adjustments to Other comprehensive income as those amounts are amortized as components of net periodic benefit cost.

The following table sets forth, by level within the three-level fair value hierarchy, the fair values of the assets of the QRP and the PBOP as of December 31, 2025 and 2024. The SERP has no assets.

	December 31,
	2025			2024
(Thousands of dollars)	QRP	PBOP	Total	QRP	PBOP	Total
Assets at fair value:
Level 2 – Significant other observable inputs
Government fixed income (1)	$6,974	$6	$6,980	$5,048	$4	$5,052
Total Level 2 assets	6,974	6	6,980	5,048	4	5,052
Investments measured at NAV:
Mutual funds (2)	—	40,790	40,790	—	36,951	36,951
Pooled funds and mutual funds (3)	24,289	306	24,595	15,009	191	15,200
Commingled trust equity funds (4)
Global	220,661	189	220,850	237,333	211	237,544
International	99,508	85	99,593	105,977	94	106,071
U.S. equity securities	176,970	152	177,122	171,122	153	171,275
Emerging markets	61,510	54	61,564	55,327	49	55,376
Commingled trust fixed income funds (5)	632,863	542	633,405	528,238	469	528,707
Insurance company general account contracts (6)	2,148	—	2,148	2,218	—	2,218
Total Plan assets	$1,224,923	$42,124	$1,267,047	$1,120,272	$38,122	$1,158,394
(1) Government fixed income consists of government-related securities including cash and cash equivalent securities as well as assets invested in the Treasury futures overlay and associated cash collateral.
(2) The Mutual funds category is a balanced fund that invests in diversified portfolios of common stocks, preferred stocks, and fixed-income securities. Under normal circumstances, the fund invests between 25% and 75% of its total assets in equity securities and at least 25% in fixed-income investments. It may also invest up to 30% in non-U.S. securities. The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.
(3) These funds are collective short-term funds that invest in Treasury bills and money market funds and are used as a temporary cash repository.

(4) The commingled trust equity funds include common collective trusts that invest in diversified portfolios of securities regularly traded on securities exchanges. These funds are shown in the above table at NAV, which is the value of securities in the fund less the amount of any liabilities outstanding. Strategies employed by the funds include investment in:
▪Global equities, including domestic (U.S.) and international equities
▪International developed countries equities
▪Domestic (U.S.) equities
▪Emerging markets equities
Shares in the commingled trust equity funds may be redeemed given one business day advance notice. The global fund provides diversified exposure to global equity markets. The fund seeks to provide long-term capital growth by investing primarily in securities listed on the major developed equity markets of the U.S., Europe, and Asia, as well as within those listed on emerging country equity markets on a tactical basis.
The international fund invests in international financial markets, primarily those of developed economies in Europe and Asia. The fund invests primarily in equity securities issued by foreign corporations but may invest in other securities perceived as offering attractive investment return opportunities.
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
(5) The commingled trust fixed income funds consist primarily of fixed income debt securities issued by the U.S. Treasury, government agencies, and fixed income debt securities issued by corporations. The fixed income fund investments may include the use of high yield international fixed income securities and other instruments, including derivatives, to ensure prudent diversification over a broad spectrum of investments. The changes in the value of the fixed income funds are intended to offset the changes in the pension plan liabilities due to changes in the discount rate.
(6) The insurance company general account contracts are annuity insurance contracts used to pay the pensions of employees who retired prior to 1989. The balance of the account disclosed in the above table is the contract value, which is the result of deposits, withdrawals, and interest credits.
Note 11 - Income Taxes
Southwest Gas Holdings, Inc.:
The following is a summary of income before taxes from continuing operations:

	Year ended December 31,
(Thousands of dollars)	2025	2024	2023
Income from continuing operations before income taxes	$330,873	$254,136	$169,404
Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Current:
Federal	$(24)	$1,289	$(66)
State	1,777	570	402
Total current tax expense	1,753	1,859	336
Deferred:
Federal	55,547	28,627	19,400
State	38,737	2,671	9,674
Total deferred tax expense	94,284	31,298	29,074
Total income tax expense	$96,037	$33,157	$29,410

A reconciliation of the U.S. federal statutory rate to the Southwest Gas Holdings, Inc. consolidated effective income tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2025		2024		2023
(Thousands of dollars)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$69,483	21.0%	$53,369	21.0%	$35,575	21.0%
State and local income tax, net of deferred benefit (1)	40,515	12.2%	3,230	1.2%	9,420	5.6%
Tax credits	(2,213)	(0.6)%	(1,716)	(0.7)%	(440)	(0.3)%
Changes in valuation allowance	—	—	1,032	0.4%	—	—
Nontaxable and nondeductible items:
Corporate-owned life insurance	(2,242)	(0.7)%	(1,842)	(0.7)%	(2,196)	(1.3)%
Other	848	0.3%	589	0.2%	197	0.1%
Changes in unrecognized tax benefits	(182)	(0.1)%	(1,849)	(0.7)%	(23)	—%
Other adjustments:
Amortization of excess deferred taxes	(10,172)	(3.1)%	(19,656)	(7.7)%	(23,112)	(13.6)%
MountainWest sale	—	—	—	—	9,989	5.9%
Total income tax expense and effective income tax rate	$96,037	29.0%	$33,157	13.0%	$29,410	17.4%
(1) State taxes in Arizona made up the majority (greater than 50%) of the tax effect in this category. In addition, this reflects the impact of the revised state apportionment rates recorded in 2025.
Total cash paid for income taxes, net of refunds, are detailed below. Please note that the table below includes totals for both continuing and discontinued operations.

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Federal	$24,500	$(350)	$(2,421)
State:
California	8,502	—	—
Illinois	2,060	—	—
Indiana	—	509	—
Maryland	—	1,104	—
Massachusetts	—	512	—
Pennsylvania	—	—	837
Texas	—	—	723
Other states	4,197	800	1,045
Canada	1,229	7,330	9,181
Total income taxes paid, net	$40,488	$9,905	$9,365

Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2025	2024
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$78,826	$81,802
Net operating losses	146,287	144,172
Other	3,848	2,107
Valuation allowance	—	(1,117)
Total deferred tax assets	228,961	226,964
Deferred tax liabilities:
Property-related items, including accelerated depreciation	1,119,822	1,020,885
Regulatory balancing accounts	1,459	3,988
Debt-related costs	1,055	1,384
Employee benefits	29,680	24,118
Other	54,257	34,571
Total deferred tax liabilities	1,206,273	1,084,946
Net noncurrent deferred tax liabilities	$977,312	$857,982

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2025	2024
Unrecognized tax benefits at beginning of year	$773	$2,622
Gross increases – tax positions in prior period	95	83
Gross increases – current period tax positions	—	171
Gross decreases – current period tax positions	(277)	—
Lapse in statute of limitations	—	(2,103)
Unrecognized tax benefits at end of year	$591	$773
At December 31, 2025, the Company has a U.S. federal net operating loss carryforward of $599.4 million on a tax return basis. As of the same date, the Company has $435.7 million of state net operating loss carryforwards on a tax return basis. Depending on the jurisdiction in which the state net operating loss was generated, the carryforwards will begin to expire in 2041.

Southwest Gas Corporation:
Certain amounts in this disclosure have been revised as discussed in Note 3 - Revision of Previously Issued Financial Statements.
The following is a summary of income before taxes:

	Year ended December 31,
(Thousands of dollars)	2025	2024	2023
Total income before income taxes	$353,131	$304,765	$270,574

 Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Current:
Federal	$(96,017)	$(12)	$(21)
State	(9,051)	105	98
Total current tax expense	(105,068)	93	77
Deferred:
Federal	156,138	39,730	30,980
State	1,753	2,846	11,105
Total deferred tax expense	157,891	42,576	42,085
Total income tax expense	$52,823	$42,669	$42,162
A reconciliation of the U.S. federal statutory rate to the Southwest Gas effective income tax rate (and the sources of these differences and the effect of each) are summarized as follows:

	Year Ended December 31,
	2025		2024		2023
(Thousands of dollars)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$74,157	21.0%	$64,001	21.0%	$56,821	21.0%
State and local income tax, net of deferred benefit (1)	(7,298)	(2.1)%	2,946	1.0%	10,773	4.0%
Tax credits	(2,213)	(0.6)%	(1,716)	(0.6)%	(440)	(0.2)%
Nontaxable and nondeductible items	(1,470)	(0.3)%	(1,057)	(0.3)%	(2,100)	(0.7)%
Changes in unrecognized tax benefits	(182)	(0.1)%	(1,849)	(0.6)%	(23)	—%
Other adjustments:
Amortization of excess deferred taxes	(10,171)	(2.9)%	(19,656)	(6.5)%	(22,869)	(8.5)%
Total income tax expense and effective income tax rate	$52,823	15.0%	$42,669	14.0%	$42,162	15.6%
(1) State taxes in Arizona made up the majority (greater than 50%) of the tax effect in this category. In addition, this reflects the impact of the revised state apportionment rates recorded in 2025.

Income taxes paid, net of refunds, are as follows:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Federal	$585	$—	$—
California	421	—	—
Total income taxes paid, net	$1,006	$—	$—

Deferred tax assets and liabilities consist of the following:

	December 31,
(Thousands of dollars)	2025	2024
Deferred tax assets:
Deferred income taxes for future amortization of ITC and excess deferred taxes	$78,826	$81,802
Net operating losses	89,174	188,458
Other	3,258	2,543
Total deferred tax assets	171,258	272,803
Deferred tax liabilities:
Property-related items, including accelerated depreciation	1,119,822	1,064,187
Regulatory balancing accounts	1,459	4,157
Debt-related costs	1,055	1,443
Employee benefits	31,865	27,337
Other	44,978	29,928
Total deferred tax liabilities	1,199,179	1,127,052
Net deferred tax liabilities	$1,027,921	$854,249

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(Thousands of dollars)	2025	2024
Unrecognized tax benefits at beginning of year	$773	$2,622
Gross increases – tax positions in prior period	95	83
Gross increases – current period tax positions	—	171
Gross decreases – current period tax positions	(277)	—
Lapse in statute of limitations	—	(2,103)
Unrecognized tax benefits at end of year	$591	$773
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
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
The Company and Southwest Gas recognize interest expense and penalties related to income tax matters in income tax expense. The amount of tax-related interest income for 2023 through 2025 was not significant.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and in various states. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations for years before 2021.
The Company and each of its subsidiaries, including Southwest Gas, participate in a tax sharing agreement to establish the method for allocating tax benefits and losses among members of the consolidated group. The consolidated federal income tax is apportioned among the subsidiaries using a separate return method. According to the terms of the tax sharing agreement, the Company will pay Southwest Gas for the tax attributes that will be utilized in 2025 (primarily used to offset the taxable gain on the sale of Centuri).

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. Southwest Gas adopted this change in tax accounting method with its 2024 U.S. federal income tax return filing in 2025, and the safe harbor method increased the total tax repair deductions. Southwest Gas Holdings, Inc. and Southwest Gas’ deferred taxes reflect the impacts of this adoption and are not material to the consolidated financial statements overall.
Note 12 - Share-Based Compensation
At December 31, 2025, the following share-based compensation plans existed at the Company: an omnibus incentive plan and a restricted stock/unit plan. The fair value of share grants is primarily based on the closing price of the Company’s stock on the date of grant. All share grants in 2025, including time-lapse restricted stock units and performance stock units, occurred under the omnibus incentive plan. The table below shows total share-based plan compensation expense which was recognized in the Company’s Consolidated Statements of Income:

	Year Ended December 31,
(Thousands of dollars)	2025	2024	2023
Share-based compensation expense - continuing operations	$14,631	$11,372	$6,228
Share-based compensation expense - discontinued operations	8,705	3,527	1,851
Total share-based compensation expense	$23,336	$14,899	$8,079

Tax benefit related to share-based compensation - continuing operations	$2,244	$2,051	$1,495
Tax benefit related to share-based compensation - discontinued operations	1,539	797	444
Total tax benefit	$3,783	$2,848	$1,939
Omnibus Incentive Plan
The omnibus incentive plan is used to promote the long-term growth and profitability of the Company, including its subsidiaries, by providing directors, employees, and certain other individuals, with incentives to increase stockholder value and otherwise contribute to the success of the Company. In addition, the plan enables the Company to attract, retain, and reward the best available persons for positions of responsibility. The omnibus incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units, and other equity-based, as well as cash, awards. Employees, directors, and consultants who provide services to the Company or any subsidiary may be eligible under this plan. For grants under the omnibus incentive plan, directors continue to immediately vest in the shares upon grant but are provided the option to defer receipt of equity compensation until they leave the Board.
Performance-based incentive opportunities under the ongoing programs of the omnibus plan were granted to all officers of Southwest Gas in the form of performance stock units and are based, depending on the officer, on consolidated or Southwest Gas earnings per share, utility net income, and utility return on equity, with an adjustment, where relevant, based on total shareholder return compared to peer companies and, for all participants, measured over a three-year forward performance period. Performance stock units are restricted based on vesting, and in this case, further subject to future performance determinations against relevant benchmarks. From time to time, special awards may be granted, as permissible under the omnibus plan, that are recognized based on the relevant conditions of the grant and accounting determinations for recognition and, in 2024, three officers received special performance stock unit awards with accelerated vesting provisions for certain termination events. In 2025, one officer received a special performance stock unit award with accelerated vesting provisions for certain termination events. Southwest Gas recorded $6.2 million, $5.2 million, and $1.1 million of estimated compensation expense associated with the collective performance stock unit awards during 2025, 2024, and 2023, respectively. Performance stock unit awards provide for accelerated vesting in certain limited termination events, with vesting in the ultimate award, if any, generally prorated based on the number of months of employment during the three-year forward vesting period.
Conversely, with regard to management, grants under the omnibus plan are of time-lapse restricted stock units with graded vesting (and issuance in the form of common stock) occurring (following grant) at the rate of 40% at the end of year one and 30% at the end of years two and three. Accelerated vesting occurs based on retirement eligibility.
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

No new grants are made under the legacy plan as all future stock-based incentive compensation, including with regard to restricted stock, is granted under programs of the omnibus incentive plan, which for directors, with advance election, issuance may occur upon leaving Board service.
The following table summarizes the activity of the omnibus incentive plan and restricted stock/units programs as of December 31, 2025:

(Thousands of shares)	Performance Stock Units	Weighted-average grant date fair value	Restricted Stock Units/Director Deferred Stock Units	Weighted-average grant date fair value
Nonvested/unissued at December 31, 2024	326	$64.95	232	$55.39
Granted	100	76.87	84	75.42
Dividends	1	—	7	—
Forfeited or expired	(32)	68.85	—	—
Vested and issued (1)	(146)	68.34	(115)	56.90
Nonvested/unissued at December 31, 2025	249	$66.96	208	$60.68
(1) Includes shares for retiree payouts and those converted for taxes.

The weighted average grant date fair value of performance stock units and time-lapse restricted stock units granted in 2024 was $68.54 and $62.55, respectively, and in 2023 was $62.78 for performance stock units and $62.83 for time-lapse restricted stock units.
As of December 31, 2025, total compensation cost related to all unvested shares not yet recognized is $7.3 million, which is expected to be recognized over a weighted average period of 1.6 years.
Note 13 - Dispositions
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
In June 2025, the Company completed an additional secondary public offering of 11,212,500 shares of Centuri’s common stock owned by the Company (inclusive of 1,462,500 shares related to the exercise of the overallotment option) at a price of $20.75 per share. The net proceeds to the Company from the public offering, after deducting underwriting discounts and commissions of $8.6 million and other fees, were approximately $224.1 million. In addition, in July 2025 the Company closed the concurrent private placement sale of an additional 1,060,240 shares, at a price equal to the June 2025 Centuri public offering price, with Icahn investment entities. The net proceeds to the Company from this concurrent private placement were approximately $22.0 million. After completion of the June 2025 public offering and July 2025 private placement, the Company owned approximately 52.1% of the then-outstanding Centuri common stock.

On August 11, 2025, the Company completed an additional secondary public offering and concurrent private placement sale with Icahn investment entities for a combined total of 18,823,500 shares of Centuri common stock owned by the Company at a price of $19.50 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions of $11.8 million and other fees, were approximately $355.2 million. The Company used the proceeds for the repayment of outstanding indebtedness, the third quarter dividends to stockholders, and will use the remainder for general corporate purposes (see Note 9 - Debt). After completion of the offering and concurrent private placement, the Company owned approximately 30.9% of the then-outstanding Centuri common stock, and therefore, no longer had a controlling financial interest in Centuri. As a result, the Company met the requirements for the deconsolidation of Centuri. In addition, the sale of Centuri, which comprised the Company’s Utility Infrastructure Services segment, represents a strategic shift that has a significant impact on the Company’s operations and financial results. Therefore, the sale meets the criteria to be reported as discontinued operations in accordance with U.S. GAAP. Accordingly, the historical financial results of Centuri, for all periods presented, are reflected in the Consolidated Financial Statements as discontinued operations. On August 11, 2025, following the deconsolidation of Centuri, the Company remeasured its retained 30.9% ownership interest at fair value. This remeasurement resulted in a gain of $222.9 million, which was included in the total gain recognized upon deconsolidation further described below. Subsequent to this date, the Company elected to continue measuring its retained interest, accounted for under the equity method, at fair value through the date of final disposition on September 5, 2025. Upon final disposition, the Company recognized a loss of $9.7 million. After considering the initial fair value adjustment, the Company recorded a net gain of $213.2 million related to the disposition on its retained interest in Centuri.
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
Centuri did not receive any of the proceeds from the series of public offerings or private placements subsequent to the Centuri IPO. The Company used a portion of the proceeds to pay debts at Southwest Gas Holdings and expects to use the remaining proceeds for general corporate purposes, including support for future capital investments at Southwest Gas, as well as the 2028 expansion of Great Basin, and future dividend payments to stockholders that would otherwise have been funded by Southwest Gas.
The following table presents the net proceeds received by the Company for the sale of Centuri common stock subsequent to the Centuri IPO:

Secondary Offering Information	Net Proceeds (in million) (1)
May 22, 2025 public offering and private placement	$224.6
June 18, 2025 public offering	224.1
July 8, 2025 private placement	22.0
August 11, 2025 public offering and private placement	355.2
September 5, 2025 public offering	524.0
Total	$1,349.9
(1) Net proceeds, net of transaction costs

Discontinued Operations
The gain on deconsolidation as of August 11, 2025, adjusted during fourth quarter of 2025, is calculated as follows (in thousands):

Fair value of the retained investment in Centuri (1)	$533,636
Net proceeds received from the August 11, 2025 public offering and private placement	355,220
Carrying value of noncontrolling interest attributable to Centuri prior to deconsolidation	460,897
Centuri deferred tax asset adjustment (2)	(24,257)
Less: Carrying value of Centuri net assets prior to deconsolidation, including AOCI	(982,396)
Gain on deconsolidation of Centuri before income tax (3)	343,100
Income tax expense	82,650
Gain on deconsolidation of Centuri, net of tax	$260,450
(1) Centuri’s quoted stock price is used for fair value measurement, which is classified as level 1 in the fair value hierarchy as of August 11, 2025.
(2) Represents adjustment of deemed capital contribution for the Company’s fourth quarter of 2025 results of operations and the filing of 2024 federal and state income tax returns according to the terms of the Tax Assets Agreement.
(3) Includes $120.2 million gain on interest sold and $222.9 million gain on the investment retained.

The following table summarizes the components of assets and liabilities of discontinued operations on the Company’s Condensed Consolidated Balance Sheets at December 31, 2024:

December 31,
(Thousands of dollars)	2024
Cash	$49,019
Accounts receivable, net of allowances	519,610
Other current assets	32,755
Total current assets classified as discontinued operations	601,384
Other property and investments, net	1,025,700
Goodwill	770,046
Deferred income taxes	52,376
Deferred charges and other assets	79,004
Total noncurrent assets classified as discontinued operations	1,927,126

Current maturities of long-term debt	30,018
Accounts payable	140,889
Other current liabilities	211,985
Total current liabilities classified as discontinued operations	382,892
Long-term debt, less current maturities	843,863
Other deferred credits	172,863
Total noncurrent liabilities classified as discontinued operations	$1,016,726

Summarized results from discontinued operations were as follows:

(Thousands of dollars)	2025	2024	2023
Utility infrastructure services revenues	$1,613,113	$2,637,229	$2,899,276
Utility infrastructure services expenses	(1,507,393)	(2,424,585)	(2,628,476)
Depreciation and amortization	(83,393)	(135,345)	(145,445)
Net interest deductions	(51,530)	(90,515)	(97,476)
Gain on deconsolidation	343,100	—	—
Loss on final disposition of retained interest	(9,688)	—	—
Other income (deductions), net	(135)	376	66
Income (loss) from discontinued operations before income taxes	304,074	(12,840)	27,945
Income tax expense	(103,730)	(3,303)	(12,422)
Net income (loss) from discontinued operations	200,344	(16,143)	15,523
Net income (loss) attributable to noncontrolling interest	(4,646)	6,021	4,628
Net income (loss) from discontinued operations attributable to Southwest Gas Holdings, Inc.	$204,990	$(22,164)	$10,895
Following the May 2025 sale of Centuri common stock, the Company was no longer eligible to include Centuri in its consolidated federal and certain state income tax returns (tax deconsolidation) and the Company’s tax-free spin protection plan expired. As such, the Company could no longer assert the ability to complete a tax-free disposition of its investment in Centuri. This event required the Company to recognize a previously unrecorded deferred tax liability related to the outside basis of its investment in Centuri. As a result, the Company recognized tax expense of $52.8 million related to the recognition of outside basis differences. Following the sale of the Company’s shares of Centuri common stock in August 2025, the Company was no longer eligible to include Centuri in its remaining state income tax returns.
In addition, the Company recorded a tax benefit of $24.1 million related to deferred tax assets. These benefits reflect state net operating losses that are now expected to be utilized in connection with the disposition of Centuri shares.
As a result of the Centuri deconsolidation in August 2025, the Company recorded an income tax expense of $82.7 million. Furthermore, the Company recorded an income tax benefit of $5.6 million primarily related to the final disposition of Centuri, valuation allowance release, and for other separation costs. The Company also reflected a $2.0 million income tax benefit from the results of Centuri’s operations through the deconsolidation date resulting in a total income tax expense of $103.7 million.
On February 24, 2025, the Company entered into a Tax Assets Agreement with Centuri. The Tax Assets Agreement addresses the Company’s arrangements with Centuri with respect to certain Tax Assets that each company will retain following any deconsolidation for U.S. federal and relevant state income tax laws. Under the terms of the Tax Assets Agreement, the Company contributed $80.7 million, inclusive of the $24.3 million recording in the fourth quarter of 2025, of Tax Assets to Centuri, which were treated as a deemed capital contribution. This amount is subject to change and will be finalized upon the filing of the 2025 final consolidated or combined federal and state income tax returns. Any future changes to the Tax Assets contributed to Centuri will be recorded in discontinued operations.
The Company had $7.7 million of redeemable noncontrolling interests at December 31, 2024 that was disposed of in connection with the Centuri separation.

Note 14 - Previously Issued Condensed Consolidated Financial Statements (Unaudited)

Southwest Gas Holdings, Inc.– Restatement of Previously Issued Condensed Consolidated Financial Statements

In connection with the preparation of this Form 10-K for the year ended December 31, 2025, management identified errors in the calculation of estimated deferred income tax liabilities associated with state income taxes. The errors arose following the Company’s sale of shares of Centuri’s common stock in the second and third quarters of 2025, which resulted in the tax deconsolidation of Centuri. The errors occurred because the Company did not update estimated future state apportionment rates following the Company’s sale of 13,207,142 shares of Centuri common stock on May 22, 2025, which resulted in income tax deconsolidation for Arizona, and subsequently following the Company's sale of 18,823,500 shares of Centuri common stock on August 11, 2025, which resulted in income tax deconsolidation for the remaining states, primarily California. As a result, income tax expense and net deferred income tax liabilities were understated by approximately $27.3 million as of and for the three and six months ended June 30, 2025, $7.8 million for the three months ended September 30, 2025 and $35.1 million as of and for the nine months ended September 30, 2025. Additionally, we corrected the September 30, 2025, Consolidated Balance Sheet for an error of $75.0 million related to the classification of current maturities of long-term debt which were included in long-term debt rather than short-term.
The Company intends to correct these financial statements through restatements when these periods are presented in a future periodic filing. The impact of the restatements are presented in the tables below for the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025. There is no impact to annual results as the errors originated and are being corrected within the same annual period.
The following tables summarize the impact of the correction of the errors to our restated unaudited Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Equity for each interim period for the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025. The amounts labeled “As Reported” were derived from our Quarterly Reports on Form 10-Q filed on August 6, 2025, and November 5, 2025, respectively.

The effects of the Company’s prior-period errors on our Condensed Consolidated Financial Statements are as follows:

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025
	As Reported	Adjustments	As Restated(1)
CAPITALIZATION AND LIABILITIES
Capitalization:
Retained earnings	$769,723	$(27,271)	$742,452
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,674,657	(27,271)	3,647,386
Total equity	4,115,805	(27,271)	4,088,534
Total capitalization	8,520,371	(27,271)	8,493,100
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	927,486	27,271	954,757
Total deferred income taxes and other credits	2,279,069	27,271	2,306,340
Total capitalization and liabilities	$12,213,945	$—	$12,213,945
(1) Will be recast for discontinued operations for the sale of Centuri when this is presented in a future filing.

	September 30, 2025
	As Reported	Adjustments	As Restated
CAPITALIZATION AND LIABILITIES
Capitalization:
Retained earnings	$999,399	$(35,113)	$964,286
Total equity attributable to Southwest Gas Holdings, Inc. stockholders	3,928,679	(35,113)	3,893,566
Total equity	3,928,679	(35,113)	3,893,566
Long-term debt, less current maturities	3,507,120	(75,000)	3,432,120
Total capitalization	7,435,799	(110,113)	7,325,686
Current liabilities:
Current maturities of long-term debt	—	75,000	75,000
Total current liabilities	804,703	75,000	879,703
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	905,604	35,113	940,717
Total deferred income taxes and other credits	2,088,077	35,113	2,123,190
Total capitalization and liabilities	$10,328,579	$—	$10,328,579

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated(1)	As Reported	Adjustments	As Restated(1)
Income tax expense (benefit)	$52,594	$27,271	$79,865	$80,263	$27,271	$107,534
Net income (loss)	(10,329)	(27,271)	(37,600)	98,858	(27,271)	71,587
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$(12,883)	$(27,271)	$(40,154)	$100,987	$(27,271)	$73,716

Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Basic	$(0.18)	$(0.38)	$(0.56)	$1.40	$(0.38)	$1.02
Diluted	$(0.18)	$(0.38)	$(0.56)	$1.40	$(0.38)	$1.02

Weighted average shares:
Basic	72,088		72,088	72,050		72,050
Diluted	72,088		72,088	72,195		72,195
(1) Will be recast for discontinued operations for the sale of Centuri when this is presented in a future filing.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Income tax expense (benefit)	$(803)	$7,842	$7,039	$36,059	$35,113	$71,172
Income (loss) from continuing operations	4,175	(7,842)	(3,667)	165,003	(35,113)	129,890
Net income (loss)	267,959	(7,842)	260,117	366,817	(35,113)	331,704
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$270,476	$(7,842)	$262,634	$371,463	$(35,113)	$336,350

Basic earnings (loss) per share:
Continuing operations	$0.06	$(0.11)	$(0.05)	$2.29	$(0.49)	$1.80
Net earnings (loss) per share - basic	$3.75	$(0.11)	$3.64	$5.15	$(0.49)	$4.66

Diluted earnings (loss) per share:
Continuing operations	$0.06	$(0.11)	$(0.05)	$2.28	$(0.49)	$1.79
Net earnings (loss) per share - diluted	$3.74	$(0.11)	$3.63	$5.14	$(0.49)	$4.65

Weighted average shares:
Basic	72,209		72,209	72,104		72,104
Diluted	72,405		72,405	72,265		72,265

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss)	$(10,329)	$(27,271)	$(37,600)	$98,858	$(27,271)	$71,587
Comprehensive income (loss)	(3,351)	(27,271)	(30,622)	106,208	(27,271)	78,937
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$(6,970)	$(27,271)	$(34,241)	$107,252	$(27,271)	$79,981

	Three Month Ended September 30, 2025			Nine Month Ended September 30, 2025
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss)	$267,959	$(7,842)	$260,117	$366,817	$(35,113)	$331,704
Comprehensive income (loss)	266,566	(7,842)	258,724	372,774	(35,113)	337,661
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$269,879	$(7,842)	$262,037	$377,131	$(35,113)	$342,018

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$98,858	$(27,271)	$71,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	94,033	27,271	121,304
Net cash provided by operating activities	$417,611	$—	$417,611

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Restated
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$366,817	$(35,113)	$331,704
Income (loss) from continuing operations, net of income tax	165,003	(35,113)	129,890
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	48,141	35,113	83,254
Net cash provided by operating activities of continuing operations	509,136	—	509,136
Net cash provided by operating activities	$474,508	$—	$474,508

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	As Reported	Adjustments	As Restated
Net income (loss) attributable to Southwest Gas Holdings, Inc., for the three months ended June 30, 2025	$(12,883)	$(27,271)	$(40,154)
Retained earnings, June 30, 2025	769,723	(27,271)	742,452
Total equity attributable to Southwest Gas Holdings, Inc., June 30, 2025	3,674,657	(27,271)	3,647,386
Total equity, June 30, 2025	4,115,805	(27,271)	4,088,534
Net income (loss) attributable to Southwest Gas Holdings, Inc., for the three months ended September 30, 2025	270,476	(7,842)	262,634
Retained earnings, September 30, 2025	999,399	(35,113)	964,286
Total equity attributable to Southwest Gas Holdings, Inc., September 30, 2025	3,928,679	(35,113)	3,893,566
Total equity, September 30, 2025	$3,928,679	$(35,113)	$3,893,566

Southwest Gas Corporation – Revision of Previously Issued Financial Statements

As discussed in Note 3 - Revision of Previously Issued Financial Statements, in connection with the preparation of the Company’s 2025 Form 10-K, management identified errors in the calculation of the estimated deferred income tax liabilities associated with state income taxes. The issues result from not timely updating estimated apportionment rates to reflect certain events. For Southwest Gas, the errors date back to the formation of Southwest Gas Holdings in 2017, when Southwest Gas and Centuri became wholly-owned subsidiaries of Southwest Gas Holdings. These errors were determined to be not material to any previously issued Southwest Gas financial statements. As a result of the cumulative magnitude of the error, Southwest Gas revised the historical financial statements. Southwest Gas also revised the historical financial statements to correct other previously identified immaterial errors.

The Company intends to correct these financial statements through revisions when these periods are presented in a future periodic filing. The impacts of the revisions are presented in the tables below:

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025
	As Reported	Adjustments	As Revised
CAPITALIZATION AND LIABILITIES
Retained earnings	$1,238,775	$(36,723)	$1,202,052
Total equity	3,416,872	(36,723)	3,380,149
Total capitalization	6,922,224	(36,723)	6,885,501
Deferred income taxes and investment tax credits, net	857,986	36,723	894,709
Total deferred income taxes and other credits	2,025,235	36,723	2,061,958
Total capitalization and liabilities	$9,679,467	$—	$9,679,467

	June 30, 2025
	As Reported	Adjustments	As Revised
CAPITALIZATION AND LIABILITIES
Retained earnings	$1,227,760	$(24,754)	$1,203,006
Total equity	3,408,373	(24,754)	3,383,619
Total capitalization	6,914,610	(24,754)	6,889,856
Deferred income taxes and investment tax credits, net	871,647	24,754	896,401
Total deferred income taxes and other credits	2,047,726	24,754	2,072,480
Total capitalization and liabilities	$9,688,433	$—	$9,688,433

	September 30, 2025
	As Reported	Adjustments	As Revised
CAPITALIZATION AND LIABILITIES
Retained earnings	$1,233,196	$(23,931)	$1,209,265
Total equity	3,416,463	(23,931)	3,392,532
Long-term debt, less current maturities	3,507,120	(75,000)	3,432,120
Total capitalization	6,923,583	(98,931)	6,824,652
Current maturities of long-term debt	—	75,000	75,000
Total current liabilities	751,278	75,000	826,278
Deferred income taxes and investment tax credits, net	872,344	23,931	896,275
Total deferred income taxes and other credits	2,050,616	23,931	2,074,547
Total capitalization and liabilities	$9,725,477	$—	$9,725,477

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Regulated operations revenues	$746,416	$2,100	$748,516
Operating income	214,979	2,100	217,079
Income before income taxes	179,650	2,100	181,750
Income tax expense	36,708	2,447	39,155
Net income (loss)	$142,942	$(347)	$142,595

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Regulated operations revenues	$396,318	$—	$396,318	$1,142,734	$2,100	$1,144,834
Operating income	65,342	—	65,342	280,321	2,100	282,421
Income before income taxes	38,411	—	38,411	218,061	2,100	220,161
Income tax expense (benefit)	4,734	(11,969)	(7,235)	41,442	(9,522)	31,920
Net income	$33,677	$11,969	$45,646	$176,619	$11,622	$188,241

	Three Month Ended September 30, 2025			Nine Month Ended September 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Regulated operations revenues	$316,911	$—	$316,911	$1,459,645	$2,100	$1,461,745
Operating income	37,977	—	37,977	318,298	2,100	320,398
Income before income taxes	5,098	—	5,098	223,159	2,100	225,259
Income tax expense (benefit)	(422)	(823)	(1,245)	41,020	(10,345)	30,675
Net income	$5,520	$823	$6,343	$182,139	$12,445	$194,584

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	As Reported	Adjustments	As Revised
Net income (loss)	$142,942	$(347)	$142,595
Comprehensive income (loss)	$143,210	$(347)	$142,863

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$33,677	$11,969	$45,646	$176,619	$11,622	$188,241
Comprehensive income	$33,944	$11,969	$45,913	$177,154	$11,622	$188,776

	Three Month Ended September 30, 2025			Nine Month Ended September 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$5,520	$823	$6,343	$182,139	$12,445	$194,584
Comprehensive income	$5,789	$823	$6,612	$182,943	$12,445	$195,388

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Month Ended March 31, 2025
	As Reported	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$142,942	$(347)	$142,595
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	37,928	2,447	40,375
Changes in current assets and liabilities:
Accounts receivable, net of allowance	(11,117)	(2,100)	(13,217)
Deferred purchased gas costs	53,865	1,997	55,862
Accounts payable	(44,691)	(1,997)	(46,688)
Net cash provided by operating activities	$285,832	$—	$285,832

	Six Month Ended June 30, 2025
	As Reported	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$176,619	$11,622	$188,241
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	51,504	(9,522)	41,982
Changes in current assets and liabilities:
Accounts receivable, net of allowance	68,311	(2,100)	66,211
Deferred purchased gas costs	120,709	1,997	122,706
Accounts payable	(69,232)	(1,997)	(71,229)
Net cash provided by operating activities	$459,287	$—	$459,287

	Nine Month Ended September 30, 2025
	As Reported	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$182,139	$12,445	$194,584
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	52,890	(10,345)	42,545
Changes in current assets and liabilities:
Accounts receivable, net of allowance	92,372	(2,100)	90,272
Deferred purchased gas costs	114,768	1,997	116,765
Accounts payable	(66,237)	(1,997)	(68,234)
Net cash provided by operating activities	$526,359	$—	$526,359

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	As Reported	Adjustments	As Revised
Net income (loss), for the three months ended March 31, 2025	$142,942	$(347)	$142,595
Retained earnings, March 31, 2025	1,238,775	(36,723)	1,202,052
Total Equity, March 31, 2025	3,416,872	(36,723)	3,380,149
Net income for the three months ended June 30, 2025	33,677	11,969	45,646
Retained earnings, June 30, 2025	1,227,760	(24,754)	1,203,006
Total Equity, June 30, 2025	3,408,373	(24,754)	3,383,619
Net income (loss) for the three months ended September 30, 2025	5,520	823	6,343
Retained earnings, September 30, 2025	1,233,196	(23,931)	1,209,265
Total Equity, September 30, 2025	$3,416,463	$(23,931)	$3,392,532

Note 15 - Commitments and Contingencies
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
The Company maintains excess liability insurance that covers Southwest Gas for various risks associated with the operation of the natural gas pipelines and facilities. In connection with these liability insurance policies, Southwest Gas is responsible for an initial deductible or self-insured retention amount per incident after which the insurance carriers would be responsible for amounts up to the policy limits. For the policy period of August 2025 to July 2026, these liability insurance policies require Southwest Gas, as applicable, to be responsible for the first $1.0 million (self-insured retention) of each incident plus a supplemental retention aggregate of $4.0 million in the policy year. When amounts are expected to be incurred above these amounts, subject to insurance carrier indemnity, a liability is recognized for the additional amount, in addition to a receivable, associated with amounts expected to be indemnified by the insurance carrier amounts, without impact to earnings.
Through an assessment process of commitments and contingencies of any kind, the Company and Southwest Gas may determine that certain costs are likely to be incurred in the future related to specific legal matters. In these circumstances and in accordance with accounting policies, the Company and Southwest Gas will make an accrual, as necessary.
Note 16 - Segment Information
The Company’s businesses were managed within the Natural Gas Distribution segment (Southwest Gas), the Utility Infrastructure Services segment (Centuri), and the Pipeline and Storage segment (MountainWest) through February 2023. The Company disposed of its Pipeline and Storage segment (MountainWest) in February 2023 and disposed of its Utility Infrastructure Services segment (Centuri) in August 2025 see Note 13 - Dispositions. The Company and Southwest Gas consist of a single reportable segment (Natural Gas Distribution) for all periods presented in these financial statements.
The Utility Infrastructure Services segment is presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from continuing operations and segment results. Previously reported results for the Natural Gas Distribution segment was not impacted by the Centuri deconsolidation or the revisions discussed in Note 3 - Revision of Previously Issued Financial Statements.
The Pipeline and Storage segment (MountainWest) was primarily engaged in the business of providing interstate transportation and underground storage services. The MountainWest sale did not meet the criteria for reporting discontinued operations as the sale did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. Previously reported results for the Pipeline and Storage segment was not impacted by the Centuri deconsolidation or the revisions discussed in Note 3 - Revision of Previously Issued Financial Statements.

The Company’s CEO and Southwest Gas’ CEO and President have been identified as the CODM. The CODM reviews the Company’s income (loss) from continuing operations and Southwest Gas’ net income as reported on their respective consolidated statements of income in assessing performance and allocating resources. The CODM considers budget-to-actual variances against these metrics when making decisions about allocating capital and personnel. The CODM also uses income (loss) from continuing operations and net income to assess the return on assets, margin earned, and in assessing the compensation of certain employees.
Because both the Company and Southwest Gas operate as a single reportable segment, the related disclosure information is presented in the applicable sections. The other significant amounts required for disclosure are included within income (loss) from continuing operations and net income. Revenues from external customers are reported as “Revenues from contracts with customers” in Note 6 - Revenue for the years ended December 31, 2025, and December 31, 2024, and capital expenditures are reported as “Capital expenditures and property additions” in the consolidated statements of cash flows for the years ended December 31, 2025 and December 31, 2024. The measures of assets for the Company and Southwest Gas are reported as “Total assets” on their respective consolidated balance sheets. Refer to these statements for the results of the Natural Gas Distribution segment for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
As discussed above, the Utility Infrastructure Services segment was reclassified into discontinued operations and the Company only had multiple segments in calendar year 2023. The financial information pertaining to the Natural Gas Distribution and Pipeline and Storage segments as of and for the year ended December 31, 2023 is presented in the tables below. The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. In order to reconcile to net income as disclosed in the Consolidated Statements of Income, an Other column is included below associated with certain expenses that represent the corporate and administrative activities associated with Southwest Gas Holdings, such as Operations and maintenance expenses and net interest deduction.

	Year Ended December 31, 2023
(Thousands of dollars)	Natural Gas Distribution	Pipeline and Storage (1)	Other	Total
Revenues from external customers	$2,536,079	$35,132	$—	$2,571,211
Alternative revenue program and other revenues	(36,515)	—	—	(36,515)
Total segment revenues	2,499,564	35,132	—	2,534,696
Less:
Net cost of gas sold	1,246,901	6,368	—	1,253,269
Operations and maintenance expense	511,646	11,378	9,985	533,009
Other segment items (2)	461,892	24,419	92,703	579,014
Income (loss) before income taxes	279,125	(7,033)	(102,688)	169,404
Income tax expense (benefit)	36,899	9,255	(16,744)	29,410
Income (loss) from continuing operations	242,226	(16,288)	(85,944)	139,994
Income from discontinued operations, net of taxes				15,523
Net income				155,517
Net income attributable to noncontrolling interests				4,628
Net income attributable to Southwest Gas Holdings, Inc.				$150,889
(1) The information for the year ended December 31, 2023 presented for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).
(2) Other segment items for each reportable segment includes:
•Natural Gas Distribution: Depreciation and amortization, Taxes other than income taxes, Net interest deductions, and Other income (deductions).
•Pipeline and Storage: Depreciation and amortization, Taxes other than income taxes, Goodwill impairment and loss on sale, Net interest deductions, and Other income (deductions).

Other segment disclosures	Year Ended December 31, 2023
(Thousands of dollars)	Natural Gas Distribution	Pipeline and Storage (1)	Other	Total
Interest income	$50,757	$—	$—	$50,757
Interest expense	$149,830	$2,200	$42,780	$194,810
Depreciation and amortization	$295,462	$—	$—	$295,462
Goodwill impairment and loss on sale	$—	$21,215	$50,015	$71,230
Segment assets	$9,268,571	$—	$8,735	$9,277,306
Capital expenditures	$762,081	$3,790	$—	$765,871
(1) The information for the year ended December 31, 2023 presented for MountainWest reflects activity from January 1, 2023 through February 13, 2023 (the last full day of its ownership by the Company).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
We are restating our unaudited quarterly financial information for the second and third quarters of the year ended December 31, 2025 to correct (a) errors related to income tax expense and net deferred income tax liabilities and (b) an other immaterial error for the quarter ended September 30, 2025. The errors were identified by management in connection with the preparation of this Form 10-K- through our annual review control processes. These errors occurred following the Southwest Gas Holdings, Inc.’s sale of 13,207,142 shares of Centuri common stock on May 22, 2025, which resulted in income tax deconsolidation for Arizona, and subsequently following Southwest Gas Holdings, Inc.’s sale of 18,823,500 shares of Centuri common stock on August 11, 2025, which resulted in income tax deconsolidation for the remaining states, primarily California.
Evaluation of Disclosure Controls and Procedures
Management of Southwest Gas Holdings, Inc. and Southwest Gas has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including each respective Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Southwest Gas Holdings, Inc.
Management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were not effective at Southwest Gas Holdings, Inc. as of December 31, 2025 at attaining a reasonable assurance level, due to a material weakness in our internal control over financial reporting, as further described below.
In connection with our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025, filed on August 6, 2025, and November 5, 2025, respectively, management evaluated the effectiveness of Southwest Gas Holdings, Inc.’s disclosure controls and procedures as of June 30, 2025 and September 30, 2025. Based upon those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that Southwest Gas Holdings, Inc.'s disclosure controls and procedures were effective as of those dates. Subsequent to those evaluations our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2025 and September 30, 2025, because of the material weakness described below.

Management nonetheless determined that the consolidated financial statements and related financial information of Southwest Gas Holdings included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management’s determination is based on a number of factors, including, but not limited to, management’s performance of extensive analysis and other post-closing procedures as of and for the year ended December 31, 2025.
Southwest Gas
Based on the most recent evaluation, as of December 31, 2025, the Chief Executive Officer and Chief Financial Officer, concluded Southwest Gas’ disclosure controls and procedures are effective at attaining the level of reasonable assurance noted above.

Management’s Reports on Internal Control Over Financial Reporting
Southwest Gas
Management of Southwest Gas is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas management, including our Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded that Southwest Gas’ internal control over financial reporting was effective as of December 31, 2025. This annual report does not include a report of Southwest Gas’ registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit Southwest Gas to provide only this management’s report in this Form 10-K.
Southwest Gas Holdings, Inc.
Management, including our Chief Executive Officer and Chief Financial Officer, of Southwest Gas Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Southwest Gas Holdings, Inc. management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of internal control over financial reporting based on the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon management’s evaluation under such framework, management concluded based upon the existence of the material weakness described below that internal control over financial reporting was not effective as of December 31, 2025.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain an effective control to assess the impact on estimated future state apportionment rates upon a significant change in the business and structure in interim periods. This material weakness resulted in the misstatement of our income tax expense and net deferred income tax liabilities, and in the restatement of the Company's unaudited quarterly financial information as of and for the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025. The material weakness could result in additional errors of the aforementioned account balances or disclosures in the interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Plan
Management is committed to implementing changes to our internal control over financial reporting to ensure that the material weakness is remediated. We have evaluated the impact of the material weakness and will implement the following changes:
•We will expand our internal control framework over income tax accounting by modifying the control activities related to state tax apportionment rates. This expansion includes implementing a formal interim review control designed to identify, evaluate, and document the impact of any significant changes in the Company’s organizational or operational structure on apportionment methodologies and rates.

While we believe that this action will remediate the material weakness, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the material weakness.
Until the remediation step set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively for a sufficient period of time, the material weakness described above will not be considered remediated.
Changes in Internal Control Over Financial Reporting
There have been no changes in Southwest Gas Holdings’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
There have been no changes in Southwest Gas Corporation’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are likely to materially affect Southwest Gas’ internal control over financial reporting.

Future changes in Internal Control Over Financial Reporting
During 2025, we initiated a project to implement a new financial statement consolidation software system. The implementation is expected to require modifications to certain business processes and internal controls over financial reporting and is anticipated to occur in mid-2026. Management is currently evaluating the design and operating effectiveness of internal controls related to the system implementation. The Audit Committee receives periodic updates on the status of the project and provides oversight consistent with its responsibilities for internal control over financial reporting. Any necessary changes to internal controls will be implemented prior to the applicable system reliance dates associated with the implementation.

Item 9B.	OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings "Board of Directors," “Executive Officers,” “Audit Committee Report,” “Audit Committee,” “Insider Trading Policy,” and “Selection of Directors" in the Company's definitive proxy statement for the 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board.
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
Information with respect to Item 11 will be included under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables (except for the Pay versus Performance section),” “Director Compensation,” and “Policies and Practices Regarding Equity Grants” set forth in the definitive 2026 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2025 and by this reference is incorporated herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners is set forth under the heading “Securities Ownership by Directors, Director Nominees, Named Executive Officers, and Certain Beneficial Owners” in the definitive 2026 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2025, and by this reference is incorporated herein.
(b) Security Ownership of Management. Information with respect to security ownership of management is set forth under the heading “Securities Ownership by Directors, Director Nominees, Named Executive Officers, and Certain Beneficial Owners” in the definitive 2026 Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2025, and by this reference is incorporated herein.

(c) Changes in Control. None.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
The following table sets forth the number of securities authorized for issuance under the Company’s equity compensation plans at December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
(Thousands of shares)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	456	—	2,215
Equity compensation plans not approved by security holders	—	—	—
Total	456	—	2,215
(1)The number of securities to be issued upon vesting of awards includes 249,000 performance stock units, which was derived by assuming that target performance will be achieved during the relevant performance period. The number of securities remaining available for future issuance includes shares relating to the Omnibus Incentive Plan. Actual securities issued will be net of tax.
(2)The weighted-average exercise price relates to outstanding stock options only. The Company’s restricted stock unit awards, director deferred stock unit awards, and performance stock unit awards have no exercise price. There were no stock options outstanding as of December 31, 2025.
Additional information regarding the equity compensation plans is included in Note 12 - Share-Based Compensation of this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to Item 13 will be set forth in the definitive 2026 Proxy Statement under the headings "Related Person Transactions" and "Selection of Directors", which will be filed with the SEC within 120 days after December 31, 2025, and by this reference is incorporated herein.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to Item 14 will be set forth in the definitive 2026 Proxy Statement under the heading "Independent Auditor Fees", which will be filed with the SEC within 120 days after December 31, 2025, and by this reference is incorporated herein.

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
(3) Exhibits

Exhibit Number	Description of Document

3.01	Certificate of Incorporation of Southwest Gas Holdings, Inc., a Delaware corporation. Incorporated herein by reference to Exhibit 3.1 to Form 8-K12B dated September 20, 2019, File No. 001-37976.

3.02	Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 18, 2021. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 18, 2021, File No. 001-37976.

3.03
Amendment to Amended and Restated Bylaws of Southwest Gas Holdings, Inc., effective October 20, 2023. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 25, 2023, File No. 001-37976.

3.04	Certificate of Designations of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated October 12, 2021, File No. 001-37976

3.05	Certificate of Elimination of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated January 13, 2023, File No. 001-37976.

3.06	Certificate of Designations of the Series A Junior Participating Preferred Stock. Incorporated herein by reference to Exhibit 3.1 to Form 8-K dated November 6, 2023, File No. 001-37976.

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

107

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

4.11	Form of 6.1% Senior Note due 2041 (included as Exhibit A in Exhibit 4.08). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 18, 2010, File No. 001-07850.

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

4.17	Form of 3.70% Senior Note due 2028 (included in Exhibit A in Exhibit 4.16). Incorporated herein by reference to Exhibit 4.3 to Form 8-K dated March 15, 2018, File Nos. 001-37976 and 001-07850.

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

4.20	Form of 4.150% Senior Note due 2049 (included as Exhibit A in Exhibit 4.19). Incorporated by reference to Exhibit 4.3 to Form 8-K dated May 28, 2019, File No. 001-07850.

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

4.23	Form of 2.200% Senior Note due 2030 (included as Exhibit A in Exhibit 4.22). Incorporated by reference to Exhibit 4.3 to Form 8-K dated June 1, 2020, File Nos. 001-07850 and 001-37976.

4.24**	Description of Securities of Southwest Gas Holdings, Inc.

4.25
Second Supplemental Indenture, dated August 20, 2021, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

4.26	Form of 3.18% Senior Note due 2051 (included as Exhibit A in Exhibit 4.25). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated August 18, 2021, File Nos. 001-37976 and 001-07850.

108

4.27
Third Supplemental Indenture, dated March 22, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 17, 2022, File Nos. 001-37976 and 001-07850.

4.28	Form of 4.05% Senior Note due 2032 (included as Exhibit A in Exhibit 4.27). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 17, 2022, File Nos. 001-37976 and 001-07850.

4.29
Fourth Supplemental Indenture, dated December 1, 2022, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated November 29, 2022, File Nos. 001-07850 and 001-37976.

4.30	Form of 5.800% Senior Note due 2027 (included as Exhibit A in Exhibit 4.29). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated November 29, 2022, File Nos. 001-07850 and 001-37976.

4.31
Fifth Supplemental Indenture, dated March 23, 2023, by and between Southwest Gas Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee. Incorporated herein by reference to Exhibit 4.1 to Form 8-K dated March 21, 2023, File Nos. 001-37976 and 001-07850.

4.32	Form of 5.450% Senior Note due 2028 (included as Exhibit A in Exhibit 4.31). Incorporated herein by reference to Exhibit 4.2 to Form 8-K dated March 21, 2023, File Nos. 001-37976 and 001-07850.

4.33	The Company and Southwest hereby agree to furnish to the SEC, upon request, a copy of any instruments defining the rights of holders of long-term debt issued by Southwest Gas Holdings or its subsidiaries; the total amount of securities authorized thereunder does not exceed 10% of the consolidated total assets of Southwest Gas Holdings and its subsidiaries.

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

10.03**	Southwest Gas Holdings, Inc. Management Incentive Plan, amended and restated May 5, 2022.

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

109

10.10
Financing Agreement between Clark County, Nevada and Southwest Gas Corporation, dated December 1, 2009, relating to Clark County, Nevada Industrial Development Revenue Bonds Series 2009A. Incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2009, File No. 001-07850.

10.11*
Southwest Gas Holdings, Inc. 2006 Restricted Stock/Unit Plan, amended and restated as of December 28, 2016. Incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.12*	Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Appendix B to the Proxy Statement dated March 27, 2017, File No. 001-37976.

10.13*	Form of Change in Control Agreement with Officers. Incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2017, File Nos. 001-37976 and 001-07850.

10.14*
Southwest Gas Corporation Board of Directors Retirement Plan, amended and restated effective December 28, 2016. Incorporated herein by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.15*
Southwest Gas Corporation Directors Deferral Plan, amended and restated November 14, 2018. Incorporated herein by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2018, File Nos. 001-37976 and 001-07850.

10.16**	Southwest Gas Corporation Employees’ Investment Plan, amended and restated January 1, 2022

10.17*
Executive Employment Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.18*
Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated November 7, 2022, File Nos. 001-37976 and 001-07850.

10.19*
Amended and Restated Change in Control Agreement by and between Southwest Gas Holdings, Inc., Southwest Gas Corporation and Karen Haller. Incorporated herein by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2022, File Nos. 001-37976 and 001-07850.

10.20*
Form of Grant Agreement for Time-Lapse Restricted Stock Units under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.21*
Form of Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (UNI/ROE Shares). Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.22*
Form of Performance Share Unit Grant Agreement under the Southwest Gas Holdings, Inc. Omnibus Incentive Plan (EPS/ROE Shares). Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated March 29, 2023, File Nos. 001-37976 and 001-07850.

10.23*
Form of Indemnification Agreement for Southwest Gas Holdings, Inc. Directors and Officers. Incorporated herein by reference to Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2023, File Nos. 001-37976 and 001-07850.

10.24*
Form of Indemnification Agreement for Southwest Gas Corporation Directors and Officers. Incorporated herein by reference to Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2023. File Nos. 001-37976 and 001-07850.

10.25*
Form of Restricted Stock Unit Award Agreement under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.26*
Form of Performance Stock Unit Award Agreement (EPS and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.27*
Form of Performance Stock Unit Award Agreement (UNI and ROE) under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.3 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.28*	Performance Stock Unit Award Agreement with Karen S. Haller. Incorporated herein by reference to Exhibit 10.4 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.29*	Performance Stock Unit Award Agreement with Robert J. Stefani. Incorporated herein by reference to Exhibit 10.5 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.30*	Performance Stock Unit Award Agreement with Justin L. Brown. Incorporated herein by reference to Exhibit 10.6 to Form 8-K dated May 2, 2024. File No. 001-37976.

10.31*	Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 dated May 10, 2024. File No. 333-279320.

10.32
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

10.33
Unutilized Tax Assets Settlement Agreement dated February 24, 2025 by and between Southwest Gas Holdings, Inc. and Centuri Holdings, Inc. Incorporated herein by reference to Exhibit 10.56 to Form 10-K for the year ended December 31, 2024. File No. 001-37976.

10.34*
Form of Performance Stock Unit Agreement under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan (EPS/ROE Shares). Incorporated herein by reference to Exhibit 10.57 to Form 10-K for the year ended December 31, 2024. File No. 001-37976.

10.35*
Form of Performance Stock Unit Agreement under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan (UNI and ROE). Incorporated herein by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2024. File No. 001-37976.

10.36*
Form of Award Agreement for Time-Lapse Restricted Stock Units under the Southwest Gas Holdings, Inc. 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.59 to Form 10-K for the year ended December 31, 2024. File No. 001-37976.

10.37*	Performance Stock Unit Award Agreement with Karen S. Haller. Incorporated herein by reference to Exhibit 10.1 to Form 8-K dated February 25, 2025. File No. 001-37976.

10.38
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

10.39
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

10.40
First Amendment to Credit Agreement, dated as of June 27, 2025, to the Revolving Credit Agreement, dated as of August 1, 2024, by and among Southwest Gas Corporation, the lenders party thereto, and Bank of America, N.A., as Administrative Agent and Swingline Lender. Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2025. File No. 001-37976 and 001-07850.

10.41
Amended and Restated Cooperation Agreement, dated as of October 14, 2025, by and among the Icahn Group and Southwest Gas Holdings, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 14, 2025. File No. 001-37976.

10.42**	Transition, Separation and General Release Agreement, dated as of October 31, 2025, by and among Southwest Gas Holdings, Inc., Southwest Gas Corporation and Robert J. Stefani.

19.01	Insider Trading Policy. Incorporated herein by reference to Exhibit 19.1 to Form 10-K for the year ended December 31, 2024. File No. 001-37976.

21.01**	List of subsidiaries - Southwest Gas Holdings, Inc.

23.01**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Holdings, Inc.

23.02**	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm - Southwest Gas Corporation.

31.01**	Section 302 Certifications–Southwest Gas Holdings, Inc.

31.02**	Section 302 Certifications–Southwest Gas Corporation.

32.01**	Section 906 Certifications–Southwest Gas Holdings, Inc.

32.02**	Section 906 Certifications–Southwest Gas Corporation.

97.1	Southwest Gas Holdings, Inc. Clawback Policy. Incorporated herein by reference to Exhibit 97.1 to Form 10-K dated March 28, 2024.

101**
The following materials from the Annual Report on Form 10-K of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. Consolidated Statements of Equity, (vi) Southwest Gas Corporation Consolidated Balance Sheets, (vii) Southwest Gas Corporation Consolidated Statements of Income, (viii) Southwest Gas Corporation Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management Contracts or Compensation Plans

** Filed herewith

Item 16.	FORM 10–K SUMMARY.
None.

112

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS HOLDINGS, INC.
(registrant)

Date: February 25, 2026	By:	/s/ KAREN S. HALLER
Karen S. Haller
President and Chief Executive Officer

Southwest Gas Holdings, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. RENAE CONLEY	Chair of the Board	February 25, 2026
(E. Renae Conley)	of Directors

/s/ ANDREW W. EVANS	Director	February 25, 2026
(Andrew W. Evans)

/s/ JUSTIN S. FORSBERG	Senior Vice President/	February 25, 2026
(Justin S. Forsberg)	Chief Financial Officer and Treasurer

/s/ KAREN S. HALLER	Director, President and Chief Executive	February 25, 2026
(Karen S. Haller)	Officer

/s/ JANE LEWIS-RAYMOND	Director	February 25, 2026
(Jane Lewis-Raymond)

/s/ HENRY P. LINGINFELTER	Director	February 25, 2026
(Henry P. Linginfelter)

/s/ ANNE L. MARIUCCI	Director	February 25, 2026
(Anne L. Mariucci)

/s/ FABIO A. PINEDA	Vice President/Controller/	February 25, 2026
(Fabio A. Pineda)	Chief Accounting Officer

/s/ CARLOS A. RUISANCHEZ	Director	February 25, 2026
(Carlos A. Ruisanchez)

/s/ RUBY SHARMA	Director	February 25, 2026
(Ruby Sharma)

/s/ BRIAN E. SANDOVAL	Director	February 25, 2026
(Brian E. Sandoval)

/s/ LESLIE T. THORNTON	Director	February 25, 2026
(Leslie T. Thornton)

114

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GAS CORPORATION
(registrant)

Date: February 25, 2026	By:	/s/ KAREN S. HALLER
Karen S. Haller
Chief Executive Officer

Southwest Gas Corporation
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAREN S. HALLER	Director and Chief Executive	February 25, 2026
(Karen S. Haller)	Officer

/s/ E. RENAE CONLEY	Director	February 25, 2026
(E. Renae Conley)

/s/ JUSTIN S. FORSBERG	Senior Vice President/	February 25, 2026
Justin S. Forsberg	Chief Financial Officer and Treasurer

/s/ FABIO A. PINEDA	Vice President/Controller/	February 25, 2026
Fabio A. Pineda	Chief Accounting Officer

