Form 10-Q
period 2026-03-31
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2026-05-05
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 72,374,873 shares as of May 1, 2026.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of May 1, 2026.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	Great Basin	Great Basin Gas Transmission Company
AFUDC	Allowance for Funds Used During Construction	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income (Loss)	PBOP	Postretirement Benefits Other than Pensions
ARA	Annual Rate Adjustment	PGA	Purchased Gas Adjustment
ASU	Accounting Standards Update	PUCN	Public Utilities Commission of Nevada
ATM Program	At-the-market equity offering program	QRP	Qualified Retirement Plan
Board	Board of Directors of Southwest Gas Holdings, Inc.	RAM	Rate Adjustment Mechanism
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	Reform Act	Private Securities Litigation Reform Act of 1995
Centuri IPO	Centuri Initial Public Offering	RNG	Renewable Natural Gas
CODM	Chief operating decision maker	SB	Senate Bill
COLI	Company-owned life insurance	SEC	U.S. Securities and Exchange Commission
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	Separation Agreement	That certain Separation Agreement, dated as of April 11, 2024, by and between the Company and Centuri
COYL	Customer-Owned Yard Line	SERP	Supplemental Executive Retirement Plan
CPUC	California Public Utilities Commission	SIM	System Integrity Mechanism
DCA	Delivery Charge Adjustment	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
DEAA	Deferred Energy Accounting Adjustment	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
Deadband	A specified range, approved by the ACC, around an authorized return on equity within which a utility’s earnings are allowed to fluctuate without triggering an annual rate adjustment.	SOFR	Secured Overnight Financing Rate
EADIT	Excess accumulated deferred income taxes	Tax Assets	Unutilized tax assets
EPS	Earnings per share	TEAM	Tax Expense Adjustor Mechanism
Exchange Act	Securities Exchange Act of 1934, as amended	U.S.	United States
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States
GCBA	Gas Cost Balancing Account
GRA	General Revenues Adjustment

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, and the disposition in any regulatory proceeding of bonus depreciation tax deductions, tariffs, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future capital expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, changes in bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM program or otherwise, expectations with respect to future dividends and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, the effect of any other rate changes or regulatory proceedings, impacts of adopted or future ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, the remediation of the previously disclosed material weakness in internal control over financial reporting and the timing of such remediation, the implementation of the Company’s new financial statement consolidation software system, including any related changes to business processes and internal controls over financial reporting, the timing and scope of the potential 2028 Great Basin expansion project, the expected timing and fulfillment of Great Basin backlog performance obligations and the amounts expected to be recognized in future periods, the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and pending approvals, including proposed regulatory mechanisms, or references to impacts believed to be timing-related, are forward-looking statements.
A number of important factors affecting the business and financial results of the Company could cause actual results to differ materially from those stated in the forward-looking statements. For a discussion of these and other factors that could impact future results, see Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in the Annual Report on Form 10-K for the year ended December 31, 2025.
All forward-looking statements in this quarterly report are made as of the date hereof, based on information available to the Company and Southwest Gas as of the date hereof, and the Company and Southwest Gas assume no obligation to update or revise any of their forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. We caution you not to unduly rely on any forward-looking statement(s).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$11,659,807	$11,517,031
Less: accumulated depreciation	(3,113,118)	(3,063,363)
Construction work in progress	259,867	236,871
Net regulated operations plant	8,806,556	8,690,539
Other property and investments, net	177,632	178,826
Current assets:
Cash and cash equivalents	484,752	576,645
Accounts receivable, net of allowances	168,790	170,601
Accrued utility revenue	65,900	101,600
Income taxes receivable, net	6,317	9,611
Deferred purchased gas costs	—	5,214
Materials, supplies, and gas inventories	93,656	93,823
Prepaid and other current assets	238,259	234,598
Total current assets	1,057,674	1,192,092
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	353,629	356,865
Total noncurrent assets	364,784	368,020
Total assets	$10,406,646	$10,429,477
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 72,373,216 and 72,224,593 shares)	$74,003	$73,854
Additional paid-in capital	2,901,448	2,898,965
Accumulated other comprehensive loss, net	(34,100)	(34,546)
Retained earnings	1,160,327	1,022,846
Total equity	4,101,678	3,961,119
Long-term debt, less current maturities	3,433,929	3,433,012
Total capitalization	7,535,607	7,394,131
Current liabilities:
Current maturities of long-term debt	75,000	75,000
Accounts payable	122,008	225,732
Customer deposits	67,607	67,249
Accrued general taxes	78,907	54,384
Accrued interest	38,329	35,319
Deferred purchased gas costs	248,112	310,085
Dividends declared	—	44,779
Other current liabilities	99,995	117,350
Total current liabilities	729,958	929,898
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,022,534	977,312
Accumulated removal costs	504,000	496,000
Other deferred credits and other long-term liabilities	614,547	632,136
Total deferred income taxes and other credits	2,141,081	2,105,448
Total capitalization and liabilities	$10,406,646	$10,429,477
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Regulated operations revenues	$585,119	$746,416
Total operating revenues	585,119	746,416
Operating expenses:
Net cost of gas sold	108,154	284,579
Operations and maintenance	133,001	130,667
Depreciation and amortization	99,603	93,690
Taxes other than income taxes	25,015	23,761
Total operating expenses	365,773	532,697
Operating income	219,346	213,719
Other income and (expenses):
Net interest deductions	(45,743)	(54,419)
Other income	10,991	9,195
Total other (expenses)	(34,752)	(45,224)
Income from continuing operations before income taxes	184,594	168,495
Income tax expense	46,220	34,207
Income from continuing operations	138,374	134,288
Loss from discontinued operations, net of income tax	—	(25,101)
Net income	138,374	109,187
Net loss attributable to noncontrolling interests	—	(4,683)
Net income attributable to Southwest Gas Holdings, Inc.	$138,374	$113,870

Basic earnings (loss) per share:
Continuing operations	$1.91	$1.86
Discontinued operations	—	(0.28)
Net earnings per share - basic	$1.91	$1.58

Diluted earnings (loss) per share:
Continuing operations	$1.91	$1.86
Discontinued operations	—	(0.28)
Net earnings per share - diluted	$1.91	$1.58

Weighted average shares:
Basic	72,441	72,012
Diluted	72,566	72,138
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$138,374	$109,187
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11 and $11, respectively	33	33
Amortization of net actuarial loss, net of tax of $606 and $226, respectively	1,920	718
Regulatory adjustment, net of tax of ($477) and ($152), respectively	(1,507)	(483)
Net defined benefit pension plans, net of tax	446	268
Other comprehensive income related to discontinued operations	—	104
Total other comprehensive income, net of tax	446	372
Comprehensive income	138,820	109,559
Comprehensive loss attributable to noncontrolling interests	—	(4,663)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$138,820	$114,222
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$138,374	$109,187
Less: Income (loss) from discontinued operations, net of income tax	—	(25,101)
Income from continuing operations, net of income tax	138,374	134,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,603	93,690
Deferred income taxes	45,082	35,899
Share-based compensation expense	4,471	4,749
Equity AFUDC	(2,033)	(1,353)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	1,811	(11,122)
Accrued utility revenue	35,700	34,700
Deferred purchased gas costs	(56,759)	59,157
Accounts payable	(73,149)	(44,171)
Accrued taxes	27,817	32,258
Other current assets and liabilities	(16,113)	(17,759)
Changes in deferred charges and other assets	(22,806)	(24,384)
Changes in other liabilities and deferred credits	(19,863)	(20,910)
Net cash provided by operating activities of continuing operations	162,135	275,042
Net cash provided (used) by operating activities of discontinued operations	—	16,226
Net cash provided by operating activities	162,135	291,268
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(208,720)	(163,134)
Changes in customer advances	6,339	(199)
Other	(1,244)	(104)
Net cash used in investing activities of continuing operations	(203,625)	(163,437)
Net cash provided (used) in investing activities of discontinued operations	—	(23,208)
Net cash provided (used) in investing activities	(203,625)	(186,645)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	2,148	2,295
Dividends paid	(44,807)	(44,530)
Change in short-term portion of credit facility	—	10,000
Withholding remittance - share-based compensation	(4,852)	(2,612)
Other, including principal payments on finance leases	(2,892)	(37)
Net cash used in financing activities of continuing operations	(50,403)	(34,884)
Net cash provided (used) in financing activities of discontinued operations	—	(27,244)
Net cash used in financing activities	(50,403)	(62,128)
Effects of currency translation in discontinued operations	—	11
Change in cash and cash equivalents, including discontinued operations	(91,893)	42,506
Cash and cash equivalents, including discontinued operations, at beginning of period	576,645	363,789
Cash and cash equivalents, including discontinued operations, at end of period	$484,752	$406,295

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$41,415	$49,759
Interest paid, net of amounts capitalized - discontinued operations	—	20,216
Interest paid, net of amounts capitalized	$41,415	$69,975

Income taxes (benefit) paid, net - continuing operations	$(179)	$343
Income taxes paid, net - discontinued operations	—	2,075
Income taxes paid, net	$(179)	$2,418

Decrease of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$(29,800)	$(10,600)
Decrease of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	—	(8,452)
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(29,800)	$(19,052)

Equity AFUDC capitalized in regulated operations plant - continuing operations	$2,033	$1,353
Equity AFUDC capitalized in regulated operations plant - discontinued operations	—	—
Equity AFUDC capitalized in regulated operations plant	$2,033	$1,353
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	72,224	$73,854	$2,898,965	$(34,546)	$1,022,846	$3,961,119
Net income	—	—	—	—	138,374	138,374
Common stock issuances	149	149	2,483	—	—	2,632
Dividends declared ($0.62 per share)	—	—	—	—	(893)	(893)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	72,373	$74,003	$2,901,448	$(34,100)	$1,160,327	$4,101,678

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net income (loss) attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	$73,541	$2,726,758	$(48,866)	$827,453	$3,578,886	$172,559	$3,751,445
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$11,659,807	$11,517,031
Less: accumulated depreciation	(3,113,118)	(3,063,363)
Construction work in progress	259,867	236,871
Net regulated operations plant	8,806,556	8,690,539
Other property and investments, net	167,558	169,947
Current assets:
Cash and cash equivalents	60,265	56,408
Accounts receivable, net of allowance	168,781	170,524
Accrued utility revenue	65,900	101,600
Income taxes receivable, net	—	1,007
Deferred purchased gas costs	—	5,214
Receivable from parent	49,084	105,550
Materials, supplies, and gas inventories	93,656	93,823
Prepaid and other current assets	237,638	234,003
Total current assets	675,324	768,129
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	351,149	354,221
Total noncurrent assets	362,304	365,376
Total assets	$10,011,742	$9,993,991
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,195,556	2,195,489
Accumulated other comprehensive loss, net	(34,100)	(34,546)
Retained earnings	1,451,880	1,314,911
Total equity	3,662,448	3,524,966
Long-term debt, less current maturities	3,433,929	3,433,012
Total capitalization	7,096,377	6,957,978
Current liabilities:
Current maturities of long-term debt	75,000	75,000
Accounts payable	121,466	225,337
Customer deposits	67,607	67,249
Income taxes payable	4,386	—
Accrued general taxes	78,907	54,384
Accrued interest	38,329	35,319
Deferred purchased gas costs	248,112	310,085
Other current liabilities	99,995	117,350
Total current liabilities	733,802	884,724
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,068,309	1,027,921
Accumulated removal costs	504,000	496,000
Other deferred credits and other long-term liabilities	609,254	627,368
Total deferred income taxes and other credits	2,181,563	2,151,289
Total capitalization and liabilities	$10,011,742	$9,993,991
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Regulated operations revenues	$585,119	$748,516
Operating expenses:
Net cost of gas sold	108,154	284,579
Operations and maintenance	131,503	129,407
Depreciation and amortization	99,603	93,690
Taxes other than income taxes	25,015	23,761
Total operating expenses	364,275	531,437
Operating income	220,844	217,079
Other income and (expenses):
Net interest deductions	(45,680)	(44,631)
Other income	5,715	9,302
Total other (expenses)	(39,965)	(35,329)
Income before income taxes	180,879	181,750
Income tax expense	43,108	39,155
Net income	$137,771	$142,595
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$137,771	$142,595
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11 and $11, respectively	33	33
Amortization of net actuarial loss, net of tax of $606 and $226, respectively	1,920	718
Regulatory adjustment, net of tax of ($477) and ($152), respectively	(1,507)	(483)
Net defined benefit pension plans, net of tax	446	268
Total other comprehensive income, net of tax	446	268
Comprehensive income	$138,217	$142,863
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$137,771	$142,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,603	93,690
Deferred income taxes	40,247	40,375
Share-based compensation expense	4,126	4,412
Equity AFUDC	(2,033)	(1,353)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	1,743	(13,217)
Accrued utility revenue	35,700	34,700
Deferred purchased gas costs	(56,759)	55,862
Accounts payable	(73,296)	(46,688)
Accrued taxes	29,916	33,207
Receivable from parent	56,466	—
Other current assets and liabilities	(16,151)	(12,181)
Changes in deferred charges and other assets	(23,050)	(24,642)
Changes in other liabilities and deferred credits	(20,386)	(20,928)
Net cash provided by operating activities	213,897	285,832
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(208,720)	(163,134)
Changes in customer advances	6,339	(199)
Other	94	61
Net cash used in investing activities	(202,287)	(163,272)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid	—	(44,600)
Withholding remittance - share-based compensation	(4,861)	(2,613)
Other, including principal payments on finance leases	(2,892)	(11)
Net cash used in financing activities	(7,753)	(47,224)
Change in cash and cash equivalents	3,857	75,336
Cash and cash equivalents at beginning of period	56,408	311,073
Cash and cash equivalents at end of period	$60,265	$386,409
SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$41,415	$40,216
Income taxes paid, net	$—	$—
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(29,800)	$(10,600)
Equity AFUDC capitalized in regulated operations plant	$2,033	$1,353
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	47,482	$49,112	$2,195,489	$(34,546)	$1,314,911	$3,524,966
Net income	—	—	—	—	137,771	137,771
Share-based compensation	—	—	67	—	(802)	(735)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	47,482	$49,112	$2,195,556	$(34,100)	$1,451,880	$3,662,448

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	(38,401)	$1,059,773	$3,235,486
Net income	—	—	—	—	142,595	142,595
Share-based compensation	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	$49,112	$2,167,118	$(38,133)	$1,202,052	$3,380,149
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Note 1 – Background and Organization
Nature of Operations. The Company, a Delaware corporation, is a holding company owning all of the shares of common stock of Southwest Gas, a California corporation. The Company’s common stock trades under the ticker symbol “SWX.”
Until the deconsolidation of Centuri in August 2025, the Company’s businesses were managed within two separate reportable segments, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After August 2025, our business is solely comprised of our Natural Gas Distribution segment.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation. The condensed consolidated financial statements of the Company and Southwest Gas included herein have been prepared pursuant to the rules and regulations of the SEC. The year-end 2025 consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
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
Discontinued Operations. On August 11, 2025, the Company completed a secondary public offering and a concurrent private placement transaction with Icahn investment entities. These transactions resulted in the sale of a combined total of 18,823,500 shares of Centuri common stock previously held by the Company. Following the completion of these transactions, the Company no longer maintained a controlling financial interest in Centuri. Accordingly, Centuri’s assets, liabilities, and results of operations are no longer included in the Company’s condensed consolidated financial statements.
In addition, the sale of Centuri, which comprised the Company’s Utility Infrastructure Services segment, represented a strategic shift that had a significant impact on the Company’s operations and financial results. Therefore, Centuri met the criteria to be reported as discontinued operations in accordance with U.S. GAAP. The results of discontinued operations are aggregated and presented separately in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Unless otherwise noted, the financial disclosures and related information provided herein relate to our continuing operations, which exclude our former Utility Infrastructure Services segment, and prior period amounts have been recast to reflect discontinued operations.
Segment Information. The Company’s CEO and Southwest Gas’ CEO and Southwest Gas’ President have been identified as the CODM for each Company respectively. The CODM reviews the Company’s income (loss) from continuing operations and Southwest Gas’ net income as reported on their respective condensed consolidated statements of income in assessing performance and allocating resources. The CODM considers budget-to-actual variances against these metrics when making decisions about allocating capital and personnel. The CODM also uses income (loss) from continuing operations and net income to assess the return on assets, margin earned, and in assessing the compensation of certain employees.
Because both the Company and Southwest Gas operate as a single reportable segment, the related disclosure information is presented in the applicable sections. The other significant amounts required for disclosure are included within income (loss) from continuing operations and net income. Revenues from external customers are reported as “Revenues from contracts with customers” in Note 3 – Revenue for the quarters ended March 31, 2026, and March 31, 2025, and capital expenditures are reported as “Capital expenditures and property additions” in the condensed consolidated statements of cash flows for the quarters ended March 31, 2026 and March 31, 2025. The measures of assets for the Company and Southwest Gas are reported as “Total assets” on their respective condensed consolidated balance sheets.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	March 31, 2026	December 31, 2025
Net cash surrender value of COLI policies	$165,284	$165,551
Other property	2,274	4,396
Total Southwest Gas Corporation	167,558	169,947
Other property and investments	10,074	8,879
Total Southwest Gas Holdings, Inc.	$177,632	$178,826
Materials, supplies, and gas inventories. Materials, supplies, and gas inventories for Southwest Gas and the Company includes gas pipe materials and operating supplies of $76.6 million and $78.1 million as of March 31, 2026 and December 31, 2025, respectively (carried at weighted average cost).
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, $107.5 million and $91.1 million related to a regulatory asset associated with the Arizona decoupling mechanism as of March 31, 2026 and December 31, 2025, respectively, and regulatory asset associated with margin tracker for Southern Nevada of $35.9 million and $28.5 million as of March 31, 2026 and December 31, 2025, respectively.
Deferred charges and other assets. Deferred charges and other assets for Southwest Gas and the Company include, among other things, cloud-based software of $37.6 million and $33.9 million as of March 31, 2026 and December 31, 2025, respectively, regulatory asset associated with pension for Arizona and Nevada of $244.5 million and $246.4 million as of March 31, 2026 and December 31, 2025, respectively.
Accrued general taxes. Accrued general taxes for the Company and Southwest Gas include, among other things, $44.9 million and $27.1 million related to property taxes accrued as of March 31, 2026 and December 31, 2025.
Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025
Southwest Gas Corporation:
Change in COLI policies	$(300)	$(1,700)
Interest income	2,654	5,810
Equity AFUDC	2,033	1,353
Other components of net periodic benefit cost	2,195	4,369
Miscellaneous income and (expense)	(867)	(530)
Southwest Gas Corporation - total other income (deductions)	5,715	9,302
Southwest Gas Holdings, Inc.:
Interest income	4,130	35
Equity in earnings of unconsolidated investments	1,194	—
Miscellaneous income and (expense)	(48)	(142)
Southwest Gas Holdings, Inc. – total other income (deductions)	$10,991	$9,195
Interest income for Southwest Gas relates to interest income earned on money market investments and interest income earned on Southwest Gas’ regulatory asset balances, including the Arizona decoupling mechanism. Interest income is earned on regulatory asset balances and interest expense is incurred on regulatory liability balances. Interest income for Southwest Gas Holdings, Inc. relates to interest income earned on money market investments. Refer also to Note 5 – Components of Net Periodic Benefit Cost for details regarding Other components of net periodic benefit cost.
EPS. Basic EPS in each period of this report were calculated by dividing net income attributable to the Company by the weighted-average number of shares during those periods. Diluted EPS includes additional weighted-average common stock

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

equivalents (performance stock units and restricted stock units). Unless otherwise noted, the term EPS refers to Basic EPS. A reconciliation of the denominator used in Basic and Diluted EPS calculations is shown in the following table:

	Three Months Ended March 31,
(In thousands)	2026	2025
Weighted average basic shares	72,441	72,012
Effect of dilutive securities:
Restricted stock units (1)(2)	125	126
Weighted average diluted shares	72,566	72,138
(1) The number of securities included 105,000 and 110,000 performance stock units during the three months ended March 31, 2026 and March 31, 2025, respectively, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares from discontinued operations during the three months ended March 31, 2025 is 126,000.
Income Taxes. The Company’s effective tax rate was 25.0% for the three months ended March 31, 2026, compared to 20.3% for the corresponding period in 2025. The higher effective tax rate was primarily due to pre-tax income differences, the amortization of excess deferred income taxes, nondeductible executive compensation, and state income taxes.
Southwest Gas’ effective tax rate was 23.8% for the three months ended March 31, 2026, compared to 21.5% for the corresponding period in 2025. The higher effective tax rate was primarily due to pre-tax income differences, the amortization of excess deferred income taxes, and nondeductible executive compensation.
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
In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ condensed consolidated financial statements.
Note 3 – Revenue
Southwest Gas’ operating revenues, but not its operating margin, are directly impacted by variability between comparative periods in the cost of natural gas procured for customers as these costs are incorporated in customer rates. When included in rates (for customers except those taking transportation-only service), these costs are passed through to customers generally dollar-for-dollar without markup. Operating margin is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. Southwest Gas’ revenues overall, reflected on the Condensed Consolidated Statements of Income of both the Company and Southwest Gas, include revenue from contracts with customers, which is shown below disaggregated by customer type, in addition to other categories of revenue:

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025
Residential	$398,304	$561,639
Small commercial	88,707	130,365
Large commercial	15,152	21,715
Industrial/other	10,310	13,472
Transportation	30,565	29,566
Revenue from contracts with customers	543,038	756,757
Alternative revenue program revenues	40,145	(12,366)
Other revenues (1)	1,936	2,025
Total Regulated operations revenues(2)	$585,119	$746,416
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
(2) The amounts for the three months ended March 31, 2025 differ from Southwest Gas due to the revision discussed in Note 6 - Previously Issued Condensed Consolidated Financial Statement.
As of March 31, 2026, the Company and Southwest had backlog performance obligations through Great Basin, excluding intercompany transactions, totaling $53.5 million through August 31, 2029. Of the current backlog, $11.2 million is expected to be fulfilled within the year ended December 31, 2026, $15.9 million within the year ended December 31, 2027, $15.9 million within the year ended December 31, 2028, and $10.5 million within the year ended December 31, 2029. Under the terms of Great Basin’s current settlement agreement, new rates will become effective no later than September 1, 2029. Accordingly, the Company and Southwest Gas are unable to reasonably estimate performance obligations that may arise beyond September 1, 2029. The backlog consists of firm customer contracts for natural gas distribution services. The current backlog does not reflect any contracts or commitments associated with the potential 2028 Great Basin Expansion project. Seasonal fluctuation may impact the timing of fulfillment as demand for natural gas typically increases during winter months. The Company defines backlog as the aggregate value of signed contracts for which performance obligations remain unsatisfied.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Note 4 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

	March 31,		December 31,
	2026		2025
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Debentures:
8% Series, due August 2026	$75,000	$75,813	$75,000	$76,388
Medium-term notes, 7.92% series, due June 2027	25,000	25,850	25,000	26,058
Medium-term notes, 6.76% series, due September 2027	7,500	7,679	7,500	7,726
Notes, 5.8%, due December 2027	300,000	306,480	300,000	309,090
Notes, 3.7%, due April 2028	300,000	296,370	300,000	297,450
Notes, 5.45%, due February 2028	300,000	305,730	300,000	307,620
Notes, 2.2%, due June 2030	450,000	409,455	450,000	409,365
Notes, 4.05%, due March 2032	600,000	573,000	600,000	579,540
Notes, 6.1%, due February 2041	125,000	128,913	125,000	130,762
Notes, 4.875%, due October 2043	250,000	215,525	250,000	219,350
Notes, 3.8%, due September 2046	300,000	225,000	300,000	228,180
Notes, 4.15%, due June 2049	300,000	230,160	300,000	237,120
Notes, 3.18%, due August 2051	300,000	194,100	300,000	205,710
Unamortized discount and debt issuance costs	(22,367)		(23,207)
	3,310,133		3,309,293
Industrial development revenue bonds:
Tax-exempt Series A, due December 2028	50,000	50,000	50,000	50,000
2003 Series A, due March 2038	50,000	50,000	50,000	50,000
2008 Series A, due March 2038	50,000	50,000	50,000	50,000
2009 Series A, due December 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,204)		(1,281)
	198,796		198,719
Less: current maturities	75,000		75,000
Southwest Gas Holdings, Inc. and Southwest Gas Corporation total long-term debt, less current maturities	$3,433,929		$3,433,012
Southwest Gas has a $400.0 million revolving credit facility that is scheduled to expire in August 2029. Southwest Gas designates $150.0 million of associated capacity as long-term debt and the remaining $250.0 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. At March 31, 2026, the applicable margin was 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At March 31, 2026, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
Short-Term Debt
Southwest Gas Holdings has a $300.0 million revolving credit agreement that is scheduled to expire in August 2029. At March 31, 2026, the applicable margin is 1.125% for loans bearing interest to SOFR and 0.125% for loans bearing interest with

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

reference to the alternative base. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. The revolving credit agreement also contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million. At March 31, 2026, there were no borrowings outstanding under this credit facility.
As indicated above in the Long-Term debt table, the 8% Series debenture for $75.0 million matures in August 2026.
The weighted average interest rate of all short-term borrowings was 9.23% at March 31, 2026 and December 31, 2025.
Note 5 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three months ended March 31, 2026 and 2025 are presented in the following tables.

	Three Months Ended March 31,
	2026			2025
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP

Service cost	$6,467	$52	$299	$6,098	$58	$292
Interest cost	16,726	589	835	16,397	596	856
Expected return on plan assets	(22,221)	—	(694)	(22,582)	—	(624)
Amortization of prior service costs	—	—	44	—	—	44
Amortization of net actuarial loss (gain)	2,295	334	(103)	752	270	(78)
Net periodic benefit cost	$3,267	$975	$381	$665	$924	$490

Note 6 - Previously Issued Condensed Consolidated Financial Statement
In connection with the Company’s 2025 Form 10-K for Southwest Gas, management identified errors in the calculation of the estimated deferred income tax liabilities associated with state income taxes. The issues result from not timely updating estimated apportionment rates to reflect certain events. For Southwest Gas, the errors date back to the formation of Southwest Gas Holdings in 2017, when Southwest Gas and Centuri became wholly-owned subsidiaries of Southwest Gas Holdings. These errors were determined to be not material to any previously issued Southwest Gas financial statements. However, Southwest Gas revised the historical financial statements due to the magnitude of the cumulative effect of the prior year errors. Southwest Gas also revised the historical financial statements to correct other previously identified immaterial errors.
The effects of the correction of the errors on the Condensed Consolidated Financial Statements are as follows:

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025
	As Reported	Adjustments	As Revised
CAPITALIZATION AND LIABILITIES
Retained earnings	$1,238,775	$(36,723)	$1,202,052
Total equity	3,416,872	(36,723)	3,380,149
Total capitalization	6,922,224	(36,723)	6,885,501
Deferred income taxes and investment tax credits, net	857,986	36,723	894,709
Total deferred income taxes and other credits	2,025,235	36,723	2,061,958
Total capitalization and liabilities	$9,679,467	$—	$9,679,467

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

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

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	As Reported	Adjustments	As Revised
Net income (loss), for the three months ended March 31, 2025	$142,942	$(347)	$142,595
Retained earnings, March 31, 2025	1,238,775	(36,723)	1,202,052
Total Equity, March 31, 2025	$3,416,872	$(36,723)	$3,380,149

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Southwest Gas Holdings is a holding company that owns all of the shares of common stock of Southwest Gas. Until the deconsolidation of Centuri in August 2025, the Company’s businesses were managed within two separate reportable segments, our Natural Gas Distribution segment (Southwest Gas) and our Utility Infrastructure Services segment (Centuri). After the deconsolidation of Centuri in August 2025, our business is solely comprised of our Natural Gas Distribution segment.
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
As of March 31, 2026, Southwest Gas had approximately 2,287,000 residential, commercial, industrial, and other natural gas customers, of which 1,227,000 customers were located in Arizona, 852,000 in Nevada, and 208,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended March 31, 2026, approximately 53% of operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, approximately 35% in Nevada, and approximately 12% in California. During this same period, Southwest Gas earned approximately 85% of its operating margin from residential and small commercial customers, approximately 4% from other sales customers, and approximately 11% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future subject to the ultimate outcome of the Great Basin expansion project. Refer to Potential 2028 Great Basin Expansion Project discussion below.
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
Southwest Gas’ revenues and cost of gas sold can change depending on natural gas cost included in customer rates. These changes, however, do not directly affect the company’s profits, as regulatory commissions in the states in which Southwest Gas operates have set up mechanisms that allow Southwest Gas to adjust customer rates to reflect fluctuations in natural gas cost.
If the actual cost of gas differs from what is recovered through customer rates, the difference is recorded as a deferred amount.
•If Southwest Gas has under-recovered costs, it records a regulatory asset on the Condensed Consolidated Balance Sheets as deferred purchase gas costs and interest income on the Condensed Consolidated Statements of Income within the Other income (deductions) line item.
•If Southwest Gas has over-recovered costs, it records a regulatory liability on the Condensed Consolidated Balance Sheets as deferred purchased gas costs and interest expense on the Consolidated Statements of Income within the Net interest deductions line item.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Our business may be impacted by economic conditions that impact businesses generally, such as inflationary impacts on goods and services consumed in the business, rising or sustained high interest rates, labor markets and costs (including in regard to contracted or professional services), and the availability of those resources.
This MD&A of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, as well as the MD&A, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in addition to the Risk Factors included in these documents as may be updated from time to time.
Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest Gas’ operations and are covered in greater detail in later sections of this MD&A.
Summary Operating Results

	Period Ended March 31,
	Three Months
(In thousands, except per share amounts)	2026	2025
Contribution to net income
Natural Gas Distribution	$137,771	$142,942
Corporate and administrative (1)	603	(8,654)
Income from continuing operations	138,374	134,288
Loss from discontinued operations, net of taxes	—	(20,418)
Net income attributable to Southwest Gas Holdings	$138,374	$113,870

Weighted average common shares	72,441	72,012
Basic earnings (loss) per share
Continuing operations	$1.91	$1.86
Discontinued operations	—	(0.28)
Net earnings per share - basic	$1.91	$1.58
Natural Gas Distribution Segment
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$298,890	$287,384
Plus:
Operations and maintenance (excluding Admin. & General) expense	78,472	80,763
Depreciation and amortization expense	99,603	93,690
Operating margin	$476,965	$461,837

Southwest Gas Corporation(2)
Reconciliation of Gross Margin to Operating Margin (Non-GAAP measure)
Utility Gross Margin	$298,890	$289,484
Plus:
Operations and maintenance (excluding Admin. & General) expense	78,472	80,763
Depreciation and amortization expense	99,603	93,690
Operating margin	$476,965	$463,937
(1) In connection with the deconsolidation of Centuri, certain amounts in Corporate and administrative that relate to Centuri separation have been reclassified to discontinued operations for all periods presented as applicable.
(2)Historically, Southwest Gas Corporation’s operating results have corresponded to the operating results of the Natural Gas Distribution Segment. The amounts reported in the table above differ from Natural Gas Distribution Segment due to the revision described in our 2025 Annual Report on Form 10-K

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

1st Quarter 2026 overview and other recent developments
Southwest Gas Holdings Inc.:
•Finished the first quarter of 2026 with approximately $484.8 million of cash on a consolidated basis and nearly $1.2 billion in available liquidity; the Company does not expect to issue equity in 2026.
•Increased quarterly common stock dividend to $0.645, representing a 4% increase over the 2025 dividend rate.
Southwest Gas Corporation:
•Year-to-date utility gross margin of $298.9 million and operating margin of $477.0 million.
•$186.3 million capital investment year-to-date.
•AZ regulatory strategy: filed a general rate case requesting to increase revenues by approximately $101.0 million with rates anticipated to become effective April 2027 – the filing also requested formula rates with an Annual Rate Adjustment Mechanism.
•NV regulatory strategy: filed a general rate case requesting to increase revenues by approximately $71.3 million with rates anticipated to become effective October 2026.
•Great Basin completed an open season in April 2026 for available capacity for the 2028 expansion project. Prospective shippers submitted incremental bids totaling 2.3 billion cubic feet per day with requested in-service dates ranging from 2028-2035.
Results of Operations
Historically, the Natural Gas Distribution segment operating results have corresponded to the operating results of Southwest Gas Corporation. The amounts reported in the table above differ from Southwest Gas Corporation for the three months ended March 31, 2025 period due to the revision described in Note 6 - Previously Issued Condensed Consolidated Financial Statement.
Results of Natural Gas Distribution Segment

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025
Regulated operations revenues	$585,119	$746,416
Net cost of gas sold	108,154	284,579
Operating margin	476,965	461,837
Operations and maintenance expense	131,503	129,407
Depreciation and amortization	99,603	93,690
Taxes other than income taxes	25,015	23,761
Operating income	220,844	214,979
Other income	5,715	9,302
Net interest deductions	45,680	44,631
Income (loss) before income taxes	180,879	179,650
Income tax expense (benefit)	43,108	36,708
Contribution to consolidated results	$137,771	$142,942
In the three months ended March 31, 2026 compared to the same period in 2025, the decrease in net income of $5.2 million was primarily due to:
•$6.4 million higher Income tax expense due to pre-tax income differences, the amortization of excess accumulated deferred income taxes, and nondeductible executive compensation.
•$5.9 million, or 6%, higher Depreciation and amortization expense reflecting a $670.5 million, or 6%, increase in gas plant in service since the corresponding first quarter of 2025, in addition to $1.1 million in higher amortization related to regulatory account balances noted above. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
•$3.6 million lower Other income, which is net of other deductions, primarily driven by a $3.2 million decrease in interest income earned on money market accounts.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

•$2.1 million higher Operations and maintenance expense primarily attributable to higher insurance cost and related claims of $2.3 million, higher outside services of $1.3 million, and increases in incentive compensation costs of $1.1 million. These increases were partially offset by reductions in bad debt expense, internal gas used and lower leak survey and line locating expenses.
•$1.3 million higher Taxes other than income taxes due primarily to increase in property taxes across all of Southwest Gas’ jurisdictions.
Partially offset by:
•$15.1 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across Arizona and Nevada adding approximately $13.2 million of incremental margin and $3.1 million attributable to customer growth, which is reflective of 1.0% net customer growth during the twelve months ended March 31, 2026. For California, we recorded revenues based on 2025 authorized levels pending the general rate case final decision. Also contributing to the increase were $2.0 million attributable to nondecoupled billed margin across Arizona and Nevada and $1.1 million related to the combined impacts of increases in recovery/return, offset by a comparable increase in depreciation and amortization expense in regulatory account balances noted below. Partially offsetting the increase is $4.7 million attributable to the absence of recovery in the current period, as recovery under the Vintage Steel Pipeline Program was concluded during the first quarter of 2025.
Corporate and Administrative
In the three months ended March 31, 2026, net income improved by $9.3 million compared to a net loss in the same period in 2025; the improvement was primarily due to:
•$9.7 million lower Net interest deductions primarily driven by the repayment of the $550.0 million term loan in the Summer of 2025 as well as the decrease in the balance that was previously outstanding on the revolving credit facility.
•$5.4 million higher Other income, which is net of other deductions, primarily driven by an increase in interest income earned on money market accounts.
Partially offset by:
•$5.6 million higher Income tax expense due to pre-tax income differences and changes to state net operating losses to reflect expected utilization.
Discontinued Operations
In the three months ended March 31, 2026, compared to the same period in 2025, the decrease in net loss of $20.4 million reflects the absence of Centuri’s operating results in the current period following the completion of its disposition, compared to a full quarter of Centuri’s results included in the prior year period.
Results of Southwest Gas Corporation

	Three Months Ended March 31,
(Thousands of dollars)	2026	2025
Regulated operations revenues	$585,119	$748,516
Net cost of gas sold	108,154	284,579
Operating margin	476,965	463,937
Operations and maintenance expense	131,503	129,407
Depreciation and amortization	99,603	93,690
Taxes other than income taxes	25,015	23,761
Operating income	220,844	217,079
Other income	5,715	9,302
Net interest deductions	45,680	44,631
Income (loss) before income taxes	180,879	181,750
Income tax expense (benefit)	43,108	39,155
Contribution to consolidated results	$137,771	$142,595

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

In the three months ended March 31, 2026, compared to the same period in 2025, the decrease in net income of $4.8 million consistent with the Natural Gas Distribution except for:
•$13.0 million higher Operating margin consistent with the Natural Gas Distribution segment explanation combined with a decrease in operating margin of $2.1 million due to revisions. See Note 6 - Previously Issued Condensed Consolidated Financial Statement for additional information.
•$4.0 million higher Income tax expense consistent with the Natural Gas Distribution segment explanation combined with a decrease in income taxes of $2.4 million related to the prior year adjustments as described in Note 6 - Previously Issued Condensed Consolidated Financial Statement.
Rates and Regulatory Proceedings
Southwest Gas operates in a regulated environment across Arizona, Nevada, and California subject to the regulation of the ACC, the PUCN, and the CPUC, and through interstate pipeline operations at two of Southwest Gas’ subsidiaries that are subject to regulation by the FERC. Regulatory proceedings timely generally endeavor to allow for the timely recovery of infrastructure investments, reducing regulatory lag, and managing the cash‑flow impacts of natural gas price volatility. While mechanisms vary by jurisdiction, they are generally designed to stabilize earnings and primarily affect the timing of cash flows, rather than long‑term returns.
Arizona Jurisdiction
Arizona Overview. Arizona is Southwest Gas’ largest contributor to operating margin. Regulatory frameworks in the state emphasize decoupled rate design and targeted mechanisms that support infrastructure investment while reducing earnings volatility.
Arizona General Rate Case. On February 27, 2026, Southwest Gas filed a general rate case seeking an increase of approximately $101.0 million, or 10.4%, of incremental annual revenues, to reflect infrastructure investments and operating costs through November 30, 2025, with a requested twelve- month post-test year adjustment for non-revenue producing plant. The filing requests a return on common equity of 10.25% and a fair value increment of 0.20% based on an actual equity layer of 50.08% and maintains Arizona’s existing decoupled rate design and existing basic service charges.
The application also proposes a formula-based RAM, which is an annual adjustment intended to reduce regulatory lag by more closely aligning customer rates with authorized returns between rate cases. The proposed RAM contemplates an approved formula to adjust customer rates based on Southwest Gas’ earned return on common equity compared with authorized return on common equity, subject to a Deadband, where rates would not be adjusted if the earned return on common equity falls outside the prescribed return on common equity deadband. Approval of the RAM would replace certain existing regulatory tracker mechanisms, including the TEAM and the SIM. New rates from this filing are expected to become effective by April 2027, subject to regulatory approval.
Existing rates are the results of Southwest Gas’ 2024 Arizona rate case application filed in February 2024. The ACC’s final decision was approved and implemented in March 2025, authorizing an overall annual rate increase of approximately $80.2 million and a return on common equity of 9.84% relative to a 48.5% equity ratio.
Arizona Regulatory Mechanisms. Southwest Gas uses several regulatory mechanisms in Arizona to address timing differences between costs incurred and recovery through base rates:
•The SIM supports recovery of eligible non-revenue-producing infrastructure investments related to safety, code compliance, and system integrity. Recovery through the SIM is subject to an annual investment cap of $50 million, with surcharge updates occurring annually. The first SIM surcharge application was filed March 2026, with rates effective April 1, 2026, subject to refund.
•The DCA is Arizona’s margin decoupling mechanism and removes the direct relationship between volumes sold and revenue earned. Annual DCA filings return or recover over- or under-collected authorized margins. In August 2025, the ACC approved the most recent DCA application, as filed, to recover the under-collected balance as of March 31, 2025, of approximately $40.7 million, which is expected to be recovered over 12 months from the time rates become effective. The Company’s most recent filing was made in April 2026, requesting recovery of the under-collected balance of $107.5 million existing as of March 31, 2026, over a 15 month period. In addition, the Company has requested seasonally adjusted recovery rates, with a higher rate applicable in the summer season of May through October and a lower rate applicable in the winter season of November through April. The Company’s request will be considered by the Commission as soon as practicable.
•On January 27, 2025, Southwest Gas filed a requested modification to the PGA mechanism to increase the GCBA adjustment to allow for a greater credit rate to be implemented than otherwise allowed under existing framework to

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

facilitate the more timely return of the existing over-collected balance. Typical adjustments authorized by previous decisions limit the increase in the GCBA rate to $0.01 per month. The ACC approved Southwest Gas’ request to implement a credit rate of $0.08138 per therm effective the first quarter 2025 and terminates when the GCBA balance is reduced to less than $10.0 million. Additionally, Southwest filed a new request in April 2026 for Commission consideration to increase the applicable Deadband within which the Company may adjusted the Gas Cost Balancing Account rate from the currently authorized 10 cents per therm to a proposed 20 cents per therm with a requested effective date of August 2026.
•The TEAM allows for rate adjustments related to changes in income tax-related revenue requirements resulting from federal or state tax legislation and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from the 2017 Tax Cuts and Jobs Act, between general rate cases. The current surcharge rate designed to recover approximately $5.2 million resulting from changes related to the amortization of EADIT was approved and became effective June 1, 2025.
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
•The legacy COYL program was discontinued in Southwest Gas’ most recent Arizona rate case; however, an application was filed in June 2025 requesting recovery of the associated outstanding revenue requirement of approximately $5.2 million for work completed through March 2025. Recovery of the outstanding COYL revenue requirement over three years was approved by the ACC as requested in September 2025.

Collectively, these mechanisms primarily affect the timing of cash flows and are intended to reduce earnings volatility rather than impact long‑term returns.
Arizona Affiliate Rules Waiver. In February 2026, Southwest Gas filed an application with the ACC seeking a waiver of certain affiliate rules to allow Southwest Gas Holdings and Southwest Gas Corporation to issue financing to Great Basin for the 2028 Expansion Project.  On April 8, 2026, the ACC approved the limited waiver to allow for funding of $1.7 billion.
Nevada Jurisdiction
Nevada Overview. In Nevada, Southwest Gas’ next largest contributor to operating margin, regulatory frameworks in the state include decoupled rate design and targeted mechanisms that support infrastructure investment while reducing earnings volatility.
Nevada General Rate Case. On March 18, 2026, Southwest Gas filed a general rate case with the PUCN, seeking an increase of approximately $71.3 million, or 10.8% of incremental annual revenues to reflect infrastructure investments and operating costs through November 30, 2025 and a six-month certification period ending May 31, 2026 to update plant in service and adjust for known changes in labor and pension costs. The filing requests a 10.0% return on common equity and an actual equity layer of 50.05% at the end of the certification period and proposes to maintain Nevada’s existing decoupled rate design and basic service charges along with the continuation of the regulatory accounting treatment approved in 2025 to track the actual costs incurred for line location expenses to the level of expense to be established in the general rate case. New rates are expected to become effective in October 2026, subject to regulatory approval.
Existing rates are the results of Southwest Gas’ 2023 Nevada rate case application filed in September 2023 and updated with a certification filing primarily for plant placed in service, and incremental annual leak survey costs, through November 2023. Rates became effective in April 2024, authorizing an overall annual settled rate increase of approximately $59.1 million and a return on common equity of 9.5% relative to a hypothetical 50.0% equity ratio. Included in the settled items were a continuation of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset; and refreshed depreciation rates.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Purchased Gas and Cost Recovery Mechanisms. Southwest Gas uses several regulatory mechanisms in Nevada to address timing differences between costs incurred and recovery through base rates:
•The GRA serves as Nevada’s margin decoupling mechanism and is updated through periodic filings. Rates for the GRA and other regulatory mechanisms relating to the most recently approved filing became effective July 1, 2025. Southwest Gas filed its 2025 ARA filing in November 2025 requesting to adjust the GRA rates to recover the approximate $28.2 million balance as of September 30, 2025. In April 2026, a settlement was filed recommending approval of the application as filed, with rates expected to be effective July 1, 2026.
•The DEAA currently facilitates the return of previously over-collected purchased gas costs to customers and would serve as the mechanism to collect under-collected purchased gas costs from customers if and when that situation was to occur. The implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers became effective July 1, 2025. Subsequent quarterly adjustments, including those in October 2025, January 2026, and April 2026, have been calculated consistent with the statutory cap range of 2.5 cents per quarter, resulting in an increased credit rate of $0.27500 in southern Nevada and $0.32500 in northern Nevada, as of April 1, 2026. The over-collected PGA balance that existed at December 31, 2025 has been reduced to an over-collected balance of approximately $169.1 million and $30.8 million in southern and northern Nevada, respectively, at March 31, 2026 from previous levels. The most recent modification of the DEAA is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
•Line Locate Activity Expenses Application. In January 2025, Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses, allowing Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recently concluded general rate case. In July 2025, the PUCN approved regulatory accounting treatment beginning January 1, 2025. The proposal did not include carrying charges on the regulatory account balance in order to focus solely on stemming from the financial attrition experienced in between rate cases related to this work. Amounts deferred in the regulatory assets are included for consideration in the recently filed general rate case, and continuation of the regulatory accounting treatment is requested.
These mechanisms primarily affect the timing of cash flows and are intended to reduce earnings volatility rather than impact long-term returns.
Resource Plan. In September 2025, Southwest Gas filed an application seeking approval of its first triennial resource plan, required by October 1, 2025, pursuant to SB 281 (2023). The application seeks approval of certain significant operational or capital requirements, as defined by SB 281, during the three-year action plan period, including two single extension facilities projects in southern Nevada designed to serve more than 2,000 customers, safety-related and system integrity management investments in southern and northern Nevada, and a proposal to commence a vintage 1984/1985 pipe replacement program in southern Nevada. The estimated capital investment associated with these programs is approximately $208.2 million over the three-year action plan period. The application also seeks approval of an approximate $4.8 million investment over the action plan period in two new safety-related programs (the natural gas alarm pilot program and the meter protection program), including a request to establish regulatory accounting treatment for each program. The natural gas alarm pilot program proposes the purchase and installation of approximately 10,000 natural gas alarms in high occupancy facilities across Southwest Gas’ southern and northern Nevada service territories. The meter protection program proposes the purchase and installation of meter snow shelters to enhance the protection of existing meters in heavy snow load areas in Southwest Gas’ northern Nevada service territory around Lake Tahoe. Southwest Gas is seeking approval to extend the currently authorized COYL replacement program, including the annual statewide capital investment amount of $5.0 million, and associated regulatory accounting treatment beyond the current program sunset date of July 30, 2027, through the end of 2028. Also included in the application is a request for approval of Southwest Gas’ customer demand forecasting methodology for the applicable three-year action plan period. With respect to gas resources, Southwest Gas requested modification of its currently authorized price cap of $14/dekatherm to $25/dekatherm for RNG purchases to better align with evolving RNG market conditions and to extend its current contract term length and purchasing authority for RNG beyond the currently approved date of December 31, 2029.
The application also requests authority to purchase responsibly sourced gas, in the form of carbon capture and storage-enabled natural gas, for incorporation into Southwest Gas’ gas supply portfolio to meet up to 5% of its normal weather demand in northern and southern Nevada. Southwest Gas is also seeking approval of a demand-side management plan and proposed activities and programs, with a total statewide budget of $9.8 million over the three-year action plan period, to promote energy efficiency and conservation. Southwest Gas received approval of its triennial resource plan in April 2026.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

California Jurisdiction
California Overview. California contributes approximately 12% to Southwest Gas’ operating margin. Regulatory frameworks in the state include decoupled rate design and a future test year rate structure that support infrastructure investment while reducing earnings volatility.
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 seeking updated rates beginning in January 2026 to reflect infrastructure investments and updated operating costs. An all-party partial settlement was filed in September 2025 agreeing to a revenue increase of $39.5 million before consideration of the litigated capital structure and cost of capital issues. Southwest Gas anticipates a final decision and rates effective in the second quarter of 2026, subject to the timing of the issuance of the final decision. The CPUC granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026, through the effective date of the CPUC’s final decision allowing Southwest Gas to track changes in the revenue requirement beginning January 1, 2026.
Financing Application. Southwest Gas filed an application with the CPUC in February 2026 seeking incremental financing authority to issue or obtain additional debt securities in an amount not to exceed approximately $1.15 billion, and the application of such proceeds through the five-year period ending December 31, 2030, to facilitate funding for the potential 2028 Great Basin Expansion Project. The incremental increase will bring the total authorized debt to $2.1 billion. The CPUC held a prehearing conference on May 4, 2026. The Company anticipates the issuance of a decision by the end of 2026.
FERC Jurisdiction
Great Basin Overview. Great Basin, a wholly owned subsidiary of Southwest Gas, is regulated by the FERC. A general rate case settlement approved in 2025 provided an increase of $9.6 million, reflecting an approved increase in rate base to approximately $191.0 million, a 41.0% increase over the amount previously authorized. Rates became effective in April 2025, reflecting a calculated 9.76% pre-tax rate of return, compared with the requested return on common equity of 11.95% relative to a 50.0% equity ratio.
Potential 2028 Great Basin Expansion Project. In response to inquiries related to available capacity and changing market needs, Great Basin posted notice of a Binding Open Season for a 2028 system expansion. The Binding Open Season, initially scheduled from January 28, 2025, through April 30, 2025, to determine the level of interest of existing and potential shippers for new or additional firm transportation service, was extended through June 2025 to allow for consideration of alternative in-service date requests as part of the bids and resulted in a potential incremental capacity of up to ~1.76 billion cubic feet of demand per day. To accommodate continued interest following the Open Seasons held in 2025, a second supplemental open season launched on November 11, 2025, to provide potential shippers additional opportunity to submit binding requests, refine capacity needs, consider alternative in-service dates, and evaluate the final scope of the expansion project to support energy demand growth across northern Nevada. In December 2025, precedent agreements were executed with shippers to accommodate capacity requests totaling approximately 800 million cubic feet per day. Subject to approval from FERC to construct and operate the system expansion, Great Basin estimates a potential capital investment of approximately $1.7 billion in the next three years with an expected in-service date of late 2028.
A Binding Open Season was issued on April 15, 2026 for available capacity for the 2028 expansion project following the evaluation of the system configuration and requirements necessary to meet the demand of the current Project Shippers. The open season offered approximately 0.3 billion cubic feet per day of remaining available capacity, in addition to approximately 0.6 billion cubic feet per day of currently contracted demand. The open season was significantly oversubscribed, with Great Basin receiving expressions of incremental interest totaling 2.5 billion cubic feet per day across multiple potential in-service periods, with requested in-service dates ranging from 2028 through2035. The expressions of interest included approximately 1.0 billion cubic feet per day targeting 2028-2029 and approximately 1.5 billion cubic feet per day requesting phased-in service between 2030-2035. All expressions of interest remain subject to the successful negotiation of binding precedent agreements and the posting of required surety. Future in-service dates beyond the 2028 expansion project would require separate project phases, independent regulatory approvals, and construction timelines.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of March 31, 2026, over-collections in Southwest Gas’ service territories resulted in a liability of approximately $248.1 million on the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets. The over-collected balances in the table below

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

reflect the impacts related to specific recovery rates under existing mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.
Filings to change rates in accordance with PGA clauses are subject to audit by state regulatory commission staff. The operation of the mechanism in California is typically the most responsive to changes in gas supply costs, and maximum rate adjustments for the earlier build-up (positive or negative) apply to Nevada and Arizona; however, refer to the Arizona Regulatory Mechanisms discussion above related to Arizona and the Purchased Gas and Cost Recovery Mechanisms in Nevada. PGA changes impact cash flows but have no direct impact on operating margin. However, gas cost deferrals and recoveries can impact comparisons between periods of individual consolidated income statement components. These include Regulated operations revenues, Net cost of gas sold, Net interest deductions, and Other income (deductions).
The following table presents Southwest Gas’ outstanding PGA, including accrued purchased gas costs, balances receivable/(payable):

(Thousands of dollars)	March 31, 2026	December 31, 2025	March 31, 2025
Arizona	$(47,896)	$(68,423)	$(48,853)
Nevada	(199,947)	(241,662)	(255,040)
California	(269)	5,214	3,145
	$(248,112)	$(304,871)	$(300,748)
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by operating activities decreased $129.1 million in the first three months of 2026 compared to the same period of 2025. The decrease was primarily due to a $112.9 million reduction in cash flow from continuing operation, which reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. The remaining difference reflects the impacts of changes in other components of working capital overall. Discontinued operations operating cash flow also contributed to the decrease of $16.2 million. The decrease was mainly attributable to the absence of Centuri in the current period following the completion of its disposition.
Investing Cash Flows. Cash flows used in investing activities increased $17.0 million in the first three months of 2026 compared to the same period of 2025. The increase was primarily from the increase in cash flows used in continuing operations of $40.2 million driven by the increased outflows for capital expenditures and property additions compared to 2025. Partially offsetting this increase was decrease in cash flow used in discontinued operations of $23.2 million that was mainly attributable to the absence of Centuri in the current period following the completion of its disposition.
Financing Cash Flows. Cash flows used in financing activities decreased $11.7 million in the first three months of 2026 compared to the same period of 2025. The decrease in cash flow used in discontinued operations of $27.2 million was mainly attributable to the absence of Centuri in the current period following the completion of its disposition. Partially offsetting this impact was an increase of cash flow used in continuing operations of $15.5 million primarily driven by absence of borrowings related to the short-term portion of the credit facility in the current period as compared to the same period in 2025.
Our Natural Gas Distribution segment is generally responsible for securing its own debt financing sources. However, Southwest Gas Holdings may raise funds through equity issuances or other external financing sources in support of our Natural Gas Distribution segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $71.9 million in the first three months of 2026 as compared to the same period of 2025. The decrease primarily reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. Partially offsetting this decrease was increase in receivable from parent which resulted from the tax benefit extended to Southwest Gas Holdings, Inc. The remaining difference reflects the impacts of changes in other components of working capital overall.
Investing Cash Flows. Cash used in investing activities increased $39.0 million in the first three months of 2026 as compared to the same period of 2025 primarily attributable to increased outflows for capital expenditures by $45.6 million between periods. See also Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash used in financing activities decreased $39.5 million in the first three months of 2026 as compared to the same period of 2025, primarily driven by the absence of dividends paid in the current period as compared to the same period in 2025.
Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing
During the three-month period ended March 31, 2026, capital expenditures for the Natural Gas Distribution segment were $186.3 million. These expenditures are associated with new construction and other general plant additions, in addition to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates capital expenditures during the five-year period ending December 31, 2030 will be approximately $6.3 billion. Of this amount, approximately $1.3 billion is expected to be incurred during calendar year 2026. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same five-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 60% of the funding for gas operations of Southwest Gas and total capital expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. Southwest Gas has $75.0 million current portion of long-term debt maturing in August 2026.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, projected capital requirements, the Company’s liquidity position and overall financial condition, the competitiveness of the dividend yield, economic conditions, equity dilution, and impacts on credit ratings. The Company has paid dividends on its common stock since 1956. In February 2026, the Board approved an increase to the quarterly dividend from $0.62 to $0.645 per share, effective with the June 2026 payment. No assurances can be provided on our future dividend payments and the actual declarations of dividend payments remain at the discretion of the Board.
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
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At March 31, 2026, the PGA

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

balance was an over-collection of $248.1 million and Southwest Gas’cash balance of $60.3 million will be used to provide refunds to customers over future periods along with its credit facilities. See PGA Filings for more information.
Southwest Gas Holdings has a $300 million revolving credit facility that matures in August 2029. This facility is intended for short-term financing needs. At March 31, 2026, there were no borrowings outstanding under this facility.
Southwest Gas has a credit facility with a borrowing capacity of $400.0 million, which matures in August 2029. Southwest Gas designates $150.0 million of the facility for long-term borrowing needs and the remaining $250.0 million for working capital purposes. As of March 31, 2026, no borrowings were outstanding on the long-term portion of the credit facility (including no borrowings outstanding under the commercial paper program) and no borrowings were outstanding on the short-term portion. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has generally been adequate for Southwest Gas’ needs outside of funds raised through operations and other types of external financing.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest Gas’ revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At March 31, 2026, there were no borrowings outstanding under this program.
Critical Accounting Policies and Estimates
As of March 31, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of Southwest Gas Holdings, Inc. and Southwest Gas has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including each respective Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Southwest Gas Holdings, Inc.
Based on the evaluation by management of the period covered by this report, management, including the Chief Executive Officer and Chief Financial Officer, believes the Company’s disclosure controls and procedures were not effective at attaining the level of reasonable assurance noted above due to the material weakness in internal control over financial reporting previously disclosed in Part II, Item 9A of our Annual Report, which continues to exist as of March 31, 2026.
Remediation Plan Update
Management evaluated the impact of the material weakness and has designed and is implementing changes to our internal control over financial reporting to address the material weakness in internal control over financial reporting described in our Annual Report. During the quarter ended March 31, 2026, we implemented the following changes:
• We expanded our internal control framework over income tax accounting by modifying the control activities related to state tax apportionment rates. This expansion included the implementation of a formal interim review control designed to identify, evaluate, and document the impact of any significant changes in the Company’s organizational or operational structure on apportionment methodologies and rates.
While these remediation measures are ongoing, we believe the planned remediation activities will be sufficient to remediate the material weakness described in our Annual Report once completed. The material weakness, however, will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Additionally, we may take additional measures to address the material weakness or modify the remediation plan described above.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

Southwest Gas
Based on the most recent evaluation, as of March 31, 2026, management, including the Chief Executive Officer and Chief Financial Officer, believes Southwest Gas’ disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.
Changes in Internal Control Over Financial Reporting
Southwest Gas Holdings, Inc.
Other than the changes outlined above to remediate the material weakness, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2026 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
Southwest Gas
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2026 that have materially affected, or are likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 1A. As of March 31, 2026, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended March 31, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (1) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	March 31, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: May 5, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: May 5, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer

