Form 10-Q
period 2026-06-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2026-08-05
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 72,445,853 shares as of July 31, 2026.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of July 31, 2026.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	GAAP	Accounting principles generally accepted in the United States
AFUDC	Allowance for Funds Used During Construction	GCBA	Gas Cost Balancing Account
All-Party Settlement	Filed in September 2025 agreeing to a revenue increase, before consideration of the litigated capital structure and cost of capital.	GRA	General Revenues Adjustment
AOCI	Accumulated Other Comprehensive Income (Loss)	Great Basin	Great Basin Gas Transmission Company
ARA	Annual Rate Adjustment	mcf	million cubic feet
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
ATM program	At-the-market equity offering program	PBOP	Postretirement Benefits Other than Pensions
Board	Board of Directors of Southwest Gas Holdings, Inc.	PGA	Purchased Gas Adjustment
CEO	Chief Executive Officer	PUCN	Public Utilities Commission of Nevada
Centuri, or Utility Infrastructure Services	Centuri Group Inc, for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	QRP	Qualified Retirement Plan
CODM	Chief operating decision maker	RAM	Rate Adjustment Mechanism
COLI	Company-owned life insurance	Reform Act	Private Securities Litigation Reform Act of 1995
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	RNG	Renewable Natural Gas
COYL	Customer-Owned Yard Line	SB	Senate Bill
CPUC	California Public Utilities Commission	SEC	U.S. Securities and Exchange Commission
DCA	Delivery Charge Adjustment	SERP	Supplemental Executive Retirement Plan
DEAA	Deferred Energy Accounting Adjustment	SIM	System Integrity Mechanism
Deadband	A specified range, approved by the ACC, around an authorized return on equity within which a utility’s earnings are allowed to fluctuate without triggering an annual rate adjustment.	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
EADIT	Excess Accumulated Deferred Income Taxes	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
EPS	Earnings Per Share	SOFR	Secured Overnight Financing Rate
Exchange Act	Securities Exchange Act of 1934, as amended	TEAM	Tax Expense Adjustor Mechanism
FASB	Financial Accounting Standards Board	U.S.	United States
FERC	Federal Energy Regulatory Commission

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding Operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, the Company’s COLI strategy, the magnitude of future acquisition or divestiture impacts related thereto, and the disposition in any regulatory proceeding of bonus depreciation tax deductions, tariffs, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future capital expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, changes in bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM program or otherwise, expectations with respect to future dividends and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, the effect of any other rate changes or regulatory proceedings, impacts of adopted or future ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, the timing and scope of the Great Basin 2028 expansion project and potential other future expansion projects, the expected timing and fulfillment of Great Basin backlog performance obligations and the amounts expected to be recognized in future periods, the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and pending approvals, including proposed regulatory mechanisms and alternative ratemaking, or references to impacts believed to be timing-related, are forward-looking statements.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$11,858,821	$11,517,031
Less: accumulated depreciation	(3,154,856)	(3,063,363)
Construction work in progress	360,198	236,871
Net regulated operations plant	9,064,163	8,690,539
Other property and investments, net	181,406	178,826
Current assets:
Cash and cash equivalents	270,518	576,645
Accounts receivable, net of allowances	118,579	170,601
Accrued utility revenue	51,800	101,600
Income taxes receivable, net	12,582	9,611
Deferred purchased gas costs	—	5,214
Materials, supplies, and gas inventories	95,642	93,823
Prepaid and other current assets	318,680	234,598
Total current assets	867,801	1,192,092
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	350,910	356,865
Total noncurrent assets	362,065	368,020
Total assets	$10,475,435	$10,429,477
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 72,443,899 and 72,224,593 shares)	$74,074	$73,854
Additional paid-in capital	2,905,518	2,898,965
Accumulated other comprehensive loss, net	(9,931)	(34,546)
Retained earnings	1,155,629	1,022,846
Total equity	4,125,290	3,961,119
Long-term debt, less current maturities	3,409,859	3,433,012
Total capitalization	7,535,149	7,394,131
Current liabilities:
Current maturities of long-term debt	100,000	75,000
Accounts payable	115,672	225,732
Customer deposits	66,738	67,249
Accrued general taxes	52,073	54,384
Accrued interest	34,963	35,319
Deferred purchased gas costs	286,815	310,085
Dividends declared	—	44,779
Other current liabilities	121,023	117,350
Total current liabilities	777,284	929,898
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,039,812	977,312
Accumulated removal costs	513,000	496,000
Other deferred credits and other long-term liabilities	610,190	632,136
Total deferred income taxes and other credits	2,163,002	2,105,448
Total capitalization and liabilities	$10,475,435	$10,429,477
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Regulated operations revenues	$358,154	$396,318	$943,273	$1,142,734
Operating expenses:
Net cost of gas sold	38,442	102,134	146,596	386,713
Operations and maintenance	133,792	137,501	266,793	268,168
Depreciation and amortization	77,846	68,940	177,449	162,630
Taxes other than income taxes	23,747	23,250	48,762	47,011
Total operating expenses	273,827	331,825	639,600	864,522
Operating income	84,327	64,493	303,673	278,212
Other income and (expenses):
Net interest deductions	(44,052)	(53,367)	(89,795)	(107,786)
Other income	11,295	18,068	22,286	27,263
Total other (expenses)	(32,757)	(35,299)	(67,509)	(80,523)
Income from continuing operations before income taxes	51,570	29,194	236,164	197,689
Income tax expense	9,448	29,925	55,668	64,132
Income (loss) from continuing operations	42,122	(731)	180,496	133,557
Loss from discontinued operations, net of income tax	—	(36,869)	—	(61,970)
Net income (loss)	42,122	(37,600)	180,496	71,587
Net income (loss) attributable to noncontrolling interests	—	2,554	—	(2,129)
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$42,122	$(40,154)	$180,496	$73,716

Basic earnings (loss) per share:
Continuing operations	$0.58	$(0.01)	$2.49	$1.85
Discontinued operations	—	(0.55)	—	(0.83)
Net earnings (loss) per share - basic	$0.58	$(0.56)	$2.49	$1.02

Diluted earnings (loss) per share:
Continuing operations	$0.58	$(0.01)	$2.49	$1.85
Discontinued operations	—	(0.55)	—	(0.83)
Net earnings (loss) per share - diluted	$0.58	$(0.56)	$2.49	$1.02

Weighted average shares:
Basic	72,516	72,088	72,479	72,050
Diluted	72,665	72,088	72,617	72,195
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$42,122	$(37,600)	$180,496	$71,587
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $22 and $22, respectively	33	33	66	66
Amortization of net actuarial loss, net of tax of $606, $226, $1,212 and $452, respectively	1,920	717	3,840	1,435
Regulatory adjustment, net of tax of $7,015, ($152), $6,540 and ($304), respectively	22,216	(483)	20,709	(966)
Net defined benefit pension plans, net of tax	24,169	267	24,615	535
Other comprehensive income related to discontinued operations	—	6,711	—	6,815
Total other comprehensive income, net of tax	24,169	6,978	24,615	7,350
Comprehensive income (loss)	66,291	(30,622)	205,111	78,937
Comprehensive income (loss) attributable to noncontrolling interests	—	3,619	—	(1,044)
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$66,291	$(34,241)	$205,111	$79,981
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$180,496	$71,587
Less: Loss from discontinued operations, net of income tax	—	(61,970)
Income from continuing operations, net of income tax	180,496	133,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,449	162,630
Deferred income taxes	62,219	76,117
Gains on sale of property and equipment	—	(1,604)
Share-based compensation expense	6,880	7,253
Equity AFUDC	(4,482)	(2,911)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	52,022	68,319
Accrued utility revenue	49,800	46,100
Deferred purchased gas costs	(18,056)	120,709
Accounts payable	(84,060)	(68,915)
Accrued taxes	(2,319)	(21,136)
Other current assets and liabilities	(87,009)	(44,512)
Changes in deferred charges and other assets	(1,360)	(25,820)
Changes in other liabilities and deferred credits	(23,356)	(21,193)
Net cash provided by operating activities of continuing operations	308,224	428,594
Net cash used in operating activities of discontinued operations	—	(10,983)
Net cash provided by operating activities	308,224	417,611
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(529,116)	(362,457)
Proceeds from the sale of property	—	5,306
Changes in customer advances	7,872	3,953
Other	(333)	(176)
Net cash used in investing activities of continuing operations	(521,577)	(353,374)
Net cash used in investing activities of discontinued operations	—	(42,641)
Net cash used in investing activities	(521,577)	(396,015)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	4,217	4,515
Dividends paid	(91,513)	(89,139)
Change in short-term portion of credit facility	—	(95,000)
Repayment of short-term debt	—	(325,000)
Withholding remittance - share-based compensation	(5,303)	(2,612)
Other, including principal payments on finance leases	(175)	(4,121)
Net cash used in financing activities of continuing operations	(92,774)	(511,357)
Net cash provided by financing activities of discontinued operations	—	481,349
Net cash used in financing activities	(92,774)	(30,008)
Effects of currency translation in discontinued operations	—	250
Change in cash and cash equivalents, including discontinued operations	(306,127)	(8,162)
Cash and cash equivalents, including discontinued operations, at beginning of period	576,645	363,789
Cash and cash equivalents, including discontinued operations, at end of period	$270,518	$355,627

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$87,500	$105,303
Interest paid, net of amounts capitalized - discontinued operations	—	32,563
Interest paid, net of amounts capitalized	$87,500	$137,866

Income taxes (benefit) paid, net - continuing operations	$507	$—
Income taxes paid, net - discontinued operations	—	13,069
Income taxes paid, net	$507	$13,069

Decrease of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$(26,000)	$(4,000)
Decrease of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	—	(1,783)
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(26,000)	$(5,783)

Equity AFUDC capitalized in regulated operations plant - continuing operations	$4,482	$2,911
Equity AFUDC capitalized in regulated operations plant - discontinued operations	—	—
Equity AFUDC capitalized in regulated operations plant	$4,482	$2,911
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	72,224	$73,854	$2,898,965	$(34,546)	$1,022,846	$3,961,119
Net income	—	—	—	—	138,374	138,374
Common stock issuances	149	149	2,483	—	—	2,632
Dividends declared ($0.62 per share)	—	—	—	—	(893)	(893)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	72,373	74,003	2,901,448	(34,100)	1,160,327	4,101,678
Net income	—	—	—	—	42,122	42,122
Common stock issuances	71	71	4,070	—	—	4,141
Dividends declared ($0.645 per share)	—	—	—	—	(46,820)	(46,820)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax and regulatory adjustment	—	—	—	24,169	—	24,169
Balance, June 30, 2026	72,444	$74,074	$2,905,518	$(9,931)	$1,155,629	$4,125,290

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)
(continued)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	73,541	2,726,758	(48,866)	827,453	3,578,886	172,559	3,751,445
Net loss	—	—	—	—	(40,154)	(40,154)	—	(40,154)
Common stock issuances	67	67	7,016	—	—	7,083	—	7,083
Dividends declared ($0.62 per share)	—	—	—	—	(44,847)	(44,847)	—	(44,847)
Centuri stock sales	—	—	138,907	1,598	—	140,505	264,996	405,501
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	2,528	2,528
Foreign currency exchange translation adjustment	—	—	—	5,646	—	5,646	1,065	6,711
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267	—	267
Balance, June 30, 2025	71,978	$73,608	$2,872,681	$(41,355)	$742,452	$3,647,386	$441,148	$4,088,534
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$11,858,821	$11,517,031
Less: accumulated depreciation	(3,154,856)	(3,063,363)
Construction work in progress	360,198	236,871
Net regulated operations plant	9,064,163	8,690,539
Other property and investments, net	171,190	169,947
Current assets:
Cash and cash equivalents	58,872	56,408
Accounts receivable, net of allowance	118,579	170,524
Accrued utility revenue	51,800	101,600
Income taxes receivable, net	1,015	1,007
Deferred purchased gas costs	—	5,214
Receivable from parent	—	105,550
Materials, supplies, and gas inventories	95,642	93,823
Prepaid and other current assets	318,145	234,003
Total current assets	644,053	768,129
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	348,492	354,221
Total noncurrent assets	359,647	365,376
Total assets	$10,239,053	$9,993,991
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,317,144	2,195,489
Accumulated other comprehensive loss, net	(9,931)	(34,546)
Retained earnings	1,492,562	1,314,911
Total equity	3,848,887	3,524,966
Long-term debt, less current maturities	3,409,859	3,433,012
Total capitalization	7,258,746	6,957,978
Current liabilities:
Current maturities of long-term debt	100,000	75,000
Accounts payable	115,494	225,337
Customer deposits	66,738	67,249
Accrued general taxes	52,073	54,384
Accrued interest	34,963	35,319
Deferred purchased gas costs	286,815	310,085
Payable to parent	331	—
Other current liabilities	121,023	117,350
Total current liabilities	777,437	884,724
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,084,987	1,027,921
Accumulated removal costs	513,000	496,000
Other deferred credits and other long-term liabilities	604,883	627,368
Total deferred income taxes and other credits	2,202,870	2,151,289
Total capitalization and liabilities	$10,239,053	$9,993,991
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Regulated operations revenues	$358,154	$396,318	$943,273	$1,144,834
Operating expenses:
Net cost of gas sold	38,442	102,134	146,596	386,713
Operations and maintenance	132,952	136,652	264,455	266,059
Depreciation and amortization	77,685	68,940	177,288	162,630
Taxes other than income taxes	23,747	23,250	48,762	47,011
Total operating expenses	272,826	330,976	637,101	862,413
Operating income	85,328	65,342	306,172	282,421
Other income and (expenses):
Net interest deductions	(43,987)	(44,737)	(89,667)	(89,368)
Other income	8,420	17,806	14,135	27,108
Total other (expenses)	(35,567)	(26,931)	(75,532)	(62,260)
Income before income taxes	49,761	38,411	230,640	220,161
Income tax expense (benefit)	9,004	(7,235)	52,112	31,920
Net income	$40,757	$45,646	$178,528	$188,241
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$40,757	$45,646	$178,528	$188,241
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $22 and $22, respectively	33	33	66	66
Amortization of net actuarial loss, net of tax of $606, $226, $1,212 and $452, respectively	1,920	717	3,840	1,435
Regulatory adjustment, net of tax of $7,015, ($152), $6,540 and ($304), respectively	22,216	(483)	20,709	(966)
Net defined benefit pension plans, net of tax	24,169	267	24,615	535
Total other comprehensive income, net of tax	24,169	267	24,615	535
Comprehensive income	$64,926	$45,913	$203,143	$188,776
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$178,528	$188,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,288	162,630
Deferred income taxes	56,785	41,982
Gain on sale of property	—	(1,604)
Share-based compensation expense	6,092	6,578
Equity AFUDC	(4,482)	(2,911)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	51,945	66,211
Accrued utility revenue	49,800	46,100
Deferred purchased gas costs	(18,056)	122,706
Accounts payable	(83,842)	(71,229)
Accrued taxes	(2,319)	(9,056)
Receivable from parent	105,550	—
Other current assets and liabilities	(83,780)	(44,524)
Changes in deferred charges and other assets	(519)	(26,378)
Changes in other liabilities and deferred credits	(23,895)	(19,459)
Net cash provided by operating activities	409,095	459,287
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(529,116)	(362,457)
Proceeds from the sale of property	—	5,306
Changes in customer advances	7,872	3,953
Other	69	290
Net cash used in investing activities	(521,175)	(352,908)
CASH FLOW FROM FINANCING ACTIVITIES:
Contribution from parent	120,000	—
Dividends paid	—	(89,209)
Withholding remittance - share-based compensation	(5,312)	(2,613)
Other, including principal payments on finance leases	(144)	(2,593)
Net cash provided by (used in) financing activities	114,544	(94,415)
Change in cash and cash equivalents	2,464	11,964
Cash and cash equivalents at beginning of period	56,408	311,073
Cash and cash equivalents at end of period	$58,872	$323,037

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$87,500	$87,245
Income taxes paid, net	$—	$53
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(26,000)	$(4,000)
Equity AFUDC capitalized in regulated operations plant	$4,482	$2,911
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	47,482	$49,112	$2,195,489	$(34,546)	$1,314,911	$3,524,966
Net income	—	—	—	—	137,771	137,771
Share-based compensation (1)	—	—	67	—	(802)	(735)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	47,482	49,112	2,195,556	(34,100)	1,451,880	3,662,448
Net income	—	—	—	—	40,757	40,757
Share-based compensation (1)	—	—	1,588	—	(75)	1,513
Contributions from Southwest Gas Holdings, Inc.	—	—	120,000	—	—	120,000
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax and regulatory adjustment	—	—	—	24,169	—	24,169
Balance, June 30, 2026	47,482	$49,112	$2,317,144	$(9,931)	$1,492,562	$3,848,887

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	(38,401)	$1,059,773	$3,235,486
Net income	—	—	—	—	142,595	142,595
Share-based compensation (1)	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	49,112	2,167,118	(38,133)	1,202,052	3,380,149
Net income	—	—		—	45,646	45,646
Dividends declared to Southwest Gas Holdings, Inc.	—	—		—	(44,609)	(44,609)
Share-based compensation (1)	—	—	2,249	—	(83)	2,166
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267
Balance, June 30, 2025	47,482	$49,112	$2,169,367	$(37,866)	$1,203,006	$3,383,619
(1)Relates to capital contributions from Southwest Gas Holdings, Inc. associated with share-based compensation awards granted to Southwest Gas employees.
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

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
Segment Information. The Company’s and Southwest Gas’ CEO and President has been identified as the CODM for each company respectively. The CODM reviews the Company’s income (loss) from continuing operations and Southwest Gas’ net income as reported on their respective condensed consolidated statements of income in assessing performance and allocating resources. The CODM considers budget-to-actual variances against these metrics when making decisions about allocating capital and personnel. The CODM also uses income (loss) from continuing operations and net income to assess the return on assets, margin earned, and in assessing the compensation of certain employees.
Because both the Company and Southwest Gas operate as a single reportable segment, the related disclosure information is presented in the applicable sections. The other significant amounts required for disclosure are included within income (loss) from continuing operations and net income. Revenues from external customers are reported as “Revenues from contracts with customers” in Note 3 – Revenues for the three months and six months ended June 30, 2026, and June 30, 2025. Capital expenditures for the three-months ended June 30, 2026 and June 30, 2025 were $320.4 million and $199.3 million, respectively, and for the six-months ended June 30, 2026 and June 30, 2025 were $529.1 million and $362.5 million, respectively. The measures of assets for the Company and Southwest Gas are reported as “Total assets” on their respective condensed consolidated balance sheets.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets includes:

(Thousands of dollars)	June 30, 2026	December 31, 2025
Net cash surrender value of COLI policies	$168,916	$165,551
Other property	2,274	4,396
Total Southwest Gas Corporation	171,190	169,947
Other property and investments	10,216	8,879
Total Southwest Gas Holdings, Inc.	$181,406	$178,826
Materials, supplies, and gas inventories. Materials, supplies, and gas inventories for Southwest Gas and the Company includes gas pipe materials and operating supplies of $80.6 million and $78.1 million as of June 30, 2026 and December 31, 2025, respectively (carried at weighted average cost).
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, $125.2 million and $91.1 million related to a regulatory asset associated with the Arizona decoupling mechanism as of June 30, 2026 and December 31, 2025, respectively, and a regulatory asset associated with the margin tracker for Southern Nevada of $46.1 million and $28.5 million as of June 30, 2026 and December 31, 2025, respectively.
Regulatory Operations - Following CPUC approval of the All-Party Settlement and interim rates effective July 1, 2026, Southwest Gas recognized $20.2 million of operating revenue in the second quarter of 2026 related to the period from January 1, 2026 through June 30, 2026. Southwest Gas continues to await a final CPUC decision on cost of capital, which is expected in the third quarter of 2026.
Deferred charges and other assets. Deferred charges and other assets for Southwest Gas and the Company include, among other things, cloud-based software of $42.7 million and $33.9 million as of June 30, 2026 and December 31, 2025, respectively, and a regulatory asset associated with pension for Arizona, Nevada and California of $266.2 million as of June 30, 2026 and for Arizona and Nevada of $246.4 million as of December 31, 2025, respectively.
Accrued general taxes. Accrued general taxes for the Company and Southwest Gas include, among other things, $30.7 million and $27.1 million related to property taxes accrued as of June 30, 2026 and December 31, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Southwest Gas Corporation:
Change in COLI policies	$3,600	$5,500	$3,300	$3,800
Interest income	3,077	5,817	5,731	11,627
Equity AFUDC	2,449	1,558	4,482	2,911
Other components of net periodic benefit gain	2,195	4,368	4,390	8,737
Miscellaneous income and (expense)	(2,901)	563	(3,768)	33
Southwest Gas Corporation - total other income (deductions)	8,420	17,806	14,135	27,108
Southwest Gas Holdings, Inc.:
Interest income	3,010	329	7,140	364
Equity in earnings (loss) of unconsolidated investments	(97)	—	1,097	—
Miscellaneous income and (expense)	(38)	(67)	(86)	(209)
Southwest Gas Holdings, Inc. – total other income (deductions)	$11,295	$18,068	$22,286	$27,263
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Weighted average basic shares	72,516	72,088	72,479	72,050
Effect of dilutive securities:
Restricted stock units (1)(2)	149	—	138	145
Weighted average diluted shares	72,665	72,088	72,617	72,195
(1) The number of securities included 136,000 performance stock units during the three months ended June 30, 2026. During the six months ended June 30, 2026 and June 30, 2025, respectively, the number of securities included 121,000 and 124,000 performance stock units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares during the three months ended June 30, 2025 is 161,000. The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares on discontinued operations during the six months ended June 30, 2025 is 145,000.
Income Taxes. The Company’s effective tax rate was 18.3% for the three months ended June 30, 2026, compared to 102.5% for the corresponding period in 2025. The lower effective tax rate was primarily due to a state income tax expense recognized in the prior year’s quarter related to a change in state apportionment rates that did not reoccur in the current quarter. This was partially offset by lower amortization of excess deferred income taxes. The Company’s effective tax rate was 23.6% for the six months ended June 30, 2026, compared to 32.4% for the corresponding period in 2025, primarily due to a state income tax expense recognized in the prior year’s period related to a change in state apportionment rates that did not reoccur in the current period. This was partially offset by lower amortization of excess deferred income taxes and lower nondeductible executive compensation in the current period when compared to the prior year’s period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Southwest Gas’ effective tax rate was 18.1% for the three months ended June 30, 2026, compared to (18.8)% for the corresponding period in 2025. The higher effective tax rate was primarily due to a state income tax benefit recognized in the prior year’s quarter related to a change in state apportionment rates that did not reoccur in current quarter and lower amortization of excess deferred income taxes. Southwest Gas’ effective tax rate was 22.6% for the six months ended June 30, 2026, compared to 14.5% in the corresponding period in 2025 primarily due to a state income tax benefit recognized in the prior year’s period related to a change in state apportionment rates that did not reoccur in the current period. In addition, there were lower amortization of excess accumulated deferred income taxes and nondeductible executive compensation in the current period when compared to the prior year’s period.
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
In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The update improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years; early adoption is permitted. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ condensed consolidated financial statements.
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” The update provides guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The update is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those fiscal years; early adoption is permitted. The update should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period of adoption. Management is evaluating the impacts this update might have on the Company’s and Southwest Gas’ condensed consolidated financial statements.
Note 3 – Revenues
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Residential	$189,417	$238,844	$587,721	$800,483
Small commercial	55,319	72,024	144,026	202,389
Large commercial	13,247	17,921	28,399	39,636
Industrial/other	7,337	10,669	17,647	24,141
Transportation	25,532	29,403	56,097	58,969
Revenues from contracts with customers	290,852	368,861	833,890	1,125,618
Alternative revenue program revenues	65,285	24,870	105,430	12,504
Other revenues (1)	2,017	2,587	3,953	4,612
Total Regulated operations revenues (2)	$358,154	$396,318	$943,273	$1,142,734
(1) Amounts include late fees and other miscellaneous revenues, and may also include the impact of certain regulatory mechanisms.
(2) The amounts for the six months ended June 30, 2025 differ from Southwest Gas due to the revision discussed in Note 6 - Previously Issued Condensed Consolidated Financial Statement.
As of June 30, 2026, the Company and Southwest had backlog performance obligations through Great Basin, excluding intercompany transactions, totaling $50.1 million through August 31, 2029. Of the current backlog, $7.8 million is expected to be fulfilled within the year ended December 31, 2026, $15.9 million within the year ended December 31, 2027, $15.9 million within the year ended December 31, 2028, and $10.5 million within the year ended December 31, 2029. Under the terms of Great Basin’s current settlement agreement, new rates will become effective no later than September 1, 2029. Accordingly, the Company and Southwest Gas are unable to reasonably estimate performance obligations that may arise beyond September 1, 2029. The backlog consists of firm customer contracts for natural gas transportation services. The current backlog does not reflect any contracts or commitments associated with the Great Basin 2028 expansion project. Seasonal fluctuation may impact the timing of fulfillment as demand for natural gas typically increases during winter months. The Company defines backlog as the aggregate value of signed contracts for which performance obligations remain unsatisfied.
Note 4 – Debt
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

	June 30,		December 31,
	2026		2025
(Thousands of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Debentures:
8% Series, due August 2026	$75,000	$75,121	$75,000	$76,388
Medium-term notes, 7.92% series, due June 2027	25,000	25,603	25,000	26,058
Medium-term notes, 6.76% series, due September 2027	7,500	7,625	7,500	7,726
Notes, 5.8%, due December 2027	300,000	304,470	300,000	309,090
Notes, 3.7%, due April 2028	300,000	295,530	300,000	297,450
Notes, 5.45%, due February 2028	300,000	303,960	300,000	307,620
Notes, 2.2%, due June 2030	450,000	408,555	450,000	409,365
Notes, 4.05%, due March 2032	600,000	573,660	600,000	579,540
Notes, 6.1%, due February 2041	125,000	130,538	125,000	130,762
Notes, 4.875%, due October 2043	250,000	219,000	250,000	219,350
Notes, 3.8%, due September 2046	300,000	229,710	300,000	228,180
Notes, 4.15%, due June 2049	300,000	237,330	300,000	237,120
Notes, 3.18%, due August 2051	300,000	200,400	300,000	205,710
Unamortized discount and debt issuance costs	(21,515)		(23,207)
	3,310,985		3,309,293
Revolving credit facility and commercial paper	—		—
Industrial development revenue bonds:
Tax-exempt Series A, due December 2028	50,000	50,000	50,000	50,000
2003 Series A, due March 2038	50,000	50,000	50,000	50,000
2008 Series A, due March 2038	50,000	50,000	50,000	50,000
2009 Series A, due December 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,126)		(1,281)
	198,874		198,719
Less: current maturities	100,000		75,000
Southwest Gas Holdings, Inc. and Southwest Gas Corporation total long-term debt, less current maturities	$3,409,859		$3,433,012
Southwest Gas has a $400.0 million revolving credit facility that is scheduled to expire in August 2029. Southwest Gas designates $150.0 million of associated capacity as long-term debt and the remaining $250.0 million for working capital purposes. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. At June 30, 2026, the applicable margin was 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. At June 30, 2026, no borrowings were outstanding on the long-term portion (including under the commercial paper program), nor under the short-term portion of the facility.
In July 2026, Southwest Gas expanded its commercial paper program from $50 million to $100 million and entered into new dealer agreements in connection with the expanded program.
Short-Term Debt
Southwest Gas Holdings has a $300.0 million revolving credit agreement that is scheduled to expire in August 2029. At June 30, 2026, the applicable margin is 1.125% for loans bearing interest to SOFR and 0.125% for loans bearing interest with reference to the alternative base. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. The revolving credit agreement also

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million. At June 30, 2026, there were no borrowings outstanding under this credit facility.
As indicated above in the Long-Term debt table, the 8% Series debenture for $75.0 million matured in August 2026 and was repaid on August 3, 2026, while the 7.92% Series Medium-Term Note for $25.0 million matures in June 2027.
The weighted average interest rate of all short-term borrowings was 8.92% at June 30, 2026 and 9.23% at December 31, 2025.
Note 5 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three and six months ended June 30, 2026 and 2025 are presented in the following tables.

	Three Months Ended June 30,
	2026			2025
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP
Service cost	$6,467	$52	$299	$6,099	$58	$292
Interest cost	16,726	589	835	16,397	596	857
Expected return on plan assets	(22,221)	—	(694)	(22,581)	—	(624)
Amortization of prior service costs	—	—	44	—	—	44
Amortization of net actuarial loss (gain)	2,295	334	(103)	752	270	(79)
Net periodic benefit cost	$3,267	$975	$381	$667	$924	$490

	Six Months Ended June 30,
	2026			2025
(Thousands of dollars)	QRP	SERP	PBOP	QRP	SERP	PBOP
Service cost	$12,934	$104	$598	$12,197	$116	$584
Interest cost	33,452	1,178	1,670	32,794	1,192	1,713
Expected return on plan assets	(44,442)	—	(1,388)	(45,163)	—	(1,248)
Amortization of prior service costs	—	—	88	—	—	88
Amortization of net actuarial loss (gain)	4,590	668	(206)	1,504	540	(157)
Net periodic benefit cost	$6,534	$1,950	$762	$1,332	$1,848	$980

Note 6 - Previously Issued Condensed Consolidated Financial Statements
Southwest Gas Holdings, Inc.– Restatement of Previously Issued Condensed Consolidated Financial Statements
In connection with the Company’s 2025 Form 10-K, management identified errors in the calculation of estimated deferred income tax liabilities associated with state income taxes. The errors arose following the Company’s sale of shares of Centuri’s common stock in the second and third quarters of 2025, which resulted in the tax deconsolidation of Centuri. The errors occurred because the Company did not update estimated future state apportionment rates following the Company’s sale of 13,207,142 shares of Centuri common stock on May 22, 2025, which resulted in income tax deconsolidation for Arizona, and subsequently following the Company's sale of 18,823,500 shares of Centuri common stock on August 11, 2025, which resulted in income tax deconsolidation for the remaining states, primarily California. As a result, income tax expense and net deferred income tax liabilities were understated by approximately $27.3 million as of and for the three and six months ended June 30, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

The effects of the correction of the errors on the Condensed Consolidated Financial Statements are as follows:

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025
	As Reported	Adjustments	As Restated	Discontinued Operations	As Restated and Recast
Utility infrastructure services revenues	$724,052	$—	$724,052	$(724,052)	$—
Total operating revenues	1,120,370	—	1,120,370	(724,052)	396,318
Operations and maintenance	138,696	—	138,696	(1,195)	137,501
Depreciation and amortization	103,163	—	103,163	(34,223)	68,940
Utility infrastructure services expenses	657,671	—	657,671	(657,671)	—
Total operating expenses	1,024,914	—	1,024,914	(693,089)	331,825
Operating income (loss)	95,456	—	95,456	(30,963)	64,493
Net interest deductions	(71,612)	—	(71,612)	18,245	(53,367)
Other income (deductions)	18,421	—	18,421	(353)	18,068
Total other income and (expenses)	(53,191)	—	(53,191)	17,892	(35,299)
Income (loss) from continuing operations before income taxes	42,265	—	42,265	(13,071)	29,194
Income tax expense (benefit)	52,594	27,271	79,865	(49,940)	29,925
Income (loss) from continuing operations, net of income tax	(10,329)	(27,271)	(37,600)	36,869	(731)
Loss from discontinued operations, net of income tax	—	—	—	(36,869)	(36,869)
Net loss	(10,329)	(27,271)	(37,600)	—	(37,600)
Net loss attributable to Southwest Gas Holdings, Inc.	$(12,883)	$(27,271)	$(40,154)	$—	$(40,154)

Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Continuing operations	$(0.18)	$(0.38)	$(0.56)	$0.55	$(0.01)
Discontinued operations	—	—	—	(0.55)	(0.55)
Net loss per share - basic	$(0.18)	$(0.38)	$(0.56)	$—	$(0.56)

Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$(0.38)	$(0.56)	$0.55	$(0.01)
Discontinued operations	—	—	—	(0.55)	(0.55)
Net loss per share - diluted	$(0.18)	$(0.38)	$(0.56)	$—	$(0.56)
Weighted average shares:
Basic	72,088	72,088	72,088	72,088	72,088
Diluted	72,088	72,088	72,088	72,088	72,088

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated	Discontinued Operations	As Restated and Recast
Utility infrastructure services revenues	$1,274,133	$—	$1,274,133	$(1,274,133)	$—
Total operating revenues	2,416,867	—	2,416,867	(1,274,133)	1,142,734
Operations and maintenance	269,947	—	269,947	(1,779)	268,168
Depreciation and amortization	231,076	—	231,076	(68,446)	162,630
Utility infrastructure services expenses	1,186,242	—	1,186,242	(1,186,242)	—
Total operating expenses	2,120,989	—	2,120,989	(1,256,467)	864,522
Operating income (loss)	295,878	—	295,878	(17,666)	278,212
Net interest deductions	(143,893)	—	(143,893)	36,107	(107,786)
Other income (deductions)	27,136	—	27,136	127	27,263
Total other income and (expenses)	(116,757)	—	(116,757)	36,234	(80,523)
Income from continuing operations before income taxes	179,121	—	179,121	18,568	197,689
Income tax expense (benefit)	80,263	27,271	107,534	(43,402)	64,132
Income (loss) from continuing operations, net of income tax	98,858	(27,271)	71,587	61,970	133,557
Loss from discontinued operations, net of income tax	—	—	—	(61,970)	(61,970)
Net income (loss)	98,858	(27,271)	71,587	—	71,587
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$100,987	$(27,271)	$73,716	$—	$73,716

Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Continuing operations	$1.40	$(0.38)	$1.02	$0.83	$1.85
Discontinued operations	—	—	—	(0.83)	(0.83)
Net earnings (loss) per share - basic	$1.40	$(0.38)	$1.02	$—	$1.02

Diluted earnings (loss) per share:
Continuing operations	$1.40	$(0.38)	$1.02	$0.83	$1.85
Discontinued operations	—	—	—	(0.83)	(0.83)
Net earnings (loss) per share - diluted	$1.40	$(0.38)	$1.02	$—	$1.02

Weighted average shares:
Basic	72,050	72,050	72,050	72,050	72,050
Diluted	72,195	72,195	72,195	72,195	72,195

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

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

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30, 2025
	As Reported	Adjustments	As Restated	Discontinued Operations	As Restated and Recast
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$98,858	$(27,271)	$71,587	$—	$71,587
Less: Loss from discontinued operations, net of income tax	—	—	—	(61,970)	(61,970)
Income (loss) from continuing operations, net of income tax	98,858	(27,271)	71,587	61,970	133,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,076	—	231,076	(68,446)	162,630
Deferred income taxes	94,033	27,271	121,304	(45,187)	76,117
Gains on sale of property and equipment	(2,188)	—	(2,188)	584	(1,604)
Share-based compensation expense	11,003	—	11,003	(3,750)	7,253
Changes in current assets and liabilities:
Accounts receivable, net of allowances	17,082	—	17,082	51,237	68,319
Accounts payable	(67,223)	—	(67,223)	(1,692)	(68,915)
Accrued taxes	(25,778)	—	(25,778)	4,642	(21,136)
Other current assets and liabilities	(70,993)	—	(70,993)	26,481	(44,512)
Changes in deferred charges and other assets	(13,147)	—	(13,147)	(12,673)	(25,820)
Changes in other liabilities and deferred credits	(19,010)	—	(19,010)	(2,183)	(21,193)
Net cash provided by operating activities of continuing operations	417,611	—	417,611	10,983	428,594
Net cash used in operating activities of discontinued operations	—	—	—	(10,983)	(10,983)
Net cash provided by operating activities	417,611	—	417,611	—	417,611

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(407,619)	—	(407,619)	45,162	(362,457)
Other	2,345	—	2,345	(2,521)	(176)
Net cash used in investing activities of continuing operations	(396,015)	—	(396,015)	42,641	(353,374)
Net cash used in investing activities of discontinued operations	—	—	—	(42,641)	(42,641)
Net cash used in investing activities	(396,015)	—	(396,015)	—	(396,015)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net	113,932	—	113,932	(113,932)	—
Retirement of long-term debt	(75,125)	—	(75,125)	75,125	—
Withholding remittance – share-based compensation	(3,544)	—	(3,544)	932	(2,612)
Proceeds from the sale of Centuri stock, net	448,662	—	448,662	(448,662)	—
Other, including principal payments on finance leases	(9,309)	—	(9,309)	5,188	(4,121)
Net cash used in financing activities of continuing operations	(30,008)	—	(30,008)	(481,349)	(511,357)
Net cash provided by financing activities of discontinued operations	—	—	—	481,349	481,349
Net cash used in financing activities	(30,008)	—	(30,008)	—	(30,008)

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$137,866	—	$137,866	$(32,563)	$105,303
Interest paid, net of amounts capitalized - discontinued operations	—	—	—	32,563	32,563
Interest paid, net of amounts capitalized	$137,866	$—	$137,866	$—	$137,866

Income taxes paid (received), net - continuing operations	$13,069	$—	$13,069	$(13,069)	$—
Income taxes paid (received), net - discontinued operations	—	—	—	13,069	13,069
Income taxes paid, net	$13,069	$—	$13,069	$—	$13,069

Decrease of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$(5,783)	$—	$(5,783)	$1,783	$(4,000)
Decrease of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	—	—	—	(1,783)	(1,783)
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(5,783)	$—	$(5,783)	$—	$(5,783)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)
	As Reported	Adjustments	As Restated
Net loss attributable to Southwest Gas Holdings, Inc., for the three months ended June 30, 2025	$(12,883)	$(27,271)	$(40,154)
Retained earnings, June 30, 2025	769,723	(27,271)	742,452
Total equity attributable to Southwest Gas Holdings, Inc., June 30, 2025	3,674,657	(27,271)	3,647,386
Total equity, June 30, 2025	$4,115,805	$(27,271)	$4,088,534
Southwest Gas Corporation – Revision of Previously Issued Financial Statements
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

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net income	$33,677	$11,969	$45,646	$176,619	$11,622	$188,241
Comprehensive income	$33,944	$11,969	$45,913	$177,154	$11,622	$188,776

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

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

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	As Reported	Adjustments	As Revised
Net income (loss), for the three months ended March 31, 2025	$142,942	$(347)	$142,595
Retained earnings, March 31, 2025	1,238,775	(36,723)	1,202,052
Total Equity, March 31, 2025	3,416,872	(36,723)	3,380,149
Net income for the three months ended June 30, 2025	33,677	11,969	45,646
Retained earnings, June 30, 2025	1,227,760	(24,754)	1,203,006
Total Equity, June 30, 2025	$3,408,373	$(24,754)	$3,383,619

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
As of June 30, 2026, Southwest Gas had approximately 2,293,000 residential, commercial, industrial, and other natural gas customers, of which 1,231,000 customers were located in Arizona, 854,000 in Nevada, and 208,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended June 30, 2026, approximately 52% of Operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, approximately 34% in Nevada, and approximately 14% in California. During this same period, Southwest Gas earned approximately 85% of its Operating margin from residential and small commercial customers, approximately 4% from other sales customers, and approximately 11% from transportation customers. These patterns are expected to remain

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

materially consistent for the foreseeable future subject to the ultimate outcome of the Great Basin 2028 expansion project. Refer to Great Basin 2028 Expansion Project discussion below.
Southwest Gas recognizes operating revenues from the distribution and transportation of natural gas (and related services) to customers. Operating margin is a financial measure defined by management as Regulated operations revenues less the net cost of gas sold. However, Operating margin is not specifically defined in U.S. GAAP. Thus, Operating margin is considered a non-GAAP measure. Management uses this financial measure because Regulated operations revenues include the net cost of gas sold, which is a tracked cost that is passed through to customers without markup under PGA mechanisms. Fluctuations in the net cost of gas sold impact revenues on a dollar-for-dollar basis, but do not impact Operating margin or operating income. Therefore, management believes Operating margin provides investors and other interested parties with useful and relevant information to analyze Southwest Gas’ financial performance in a rate-regulated environment. The principal factors affecting changes in Operating margin are generally the timing and amount of updated rates (to better align with Southwest Gas’ cost of service and capital investments, including impacts of infrastructure trackers) and customer growth. Public utility commission decisions on the amount and timing of relief may impact our earnings. Refer to the Summary Operating Results table below for a reconciliation of Utility gross margin to Operating margin, and refer to Rates and Regulatory Proceedings, below for details of various rate proceedings.
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
•If Southwest Gas has over-recovered costs, it records a regulatory liability on the Condensed Consolidated Balance Sheets as deferred purchased gas costs and interest expense on the Condensed Consolidated Statements of Income within the Net interest deductions line item.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest Gas’ operations and are covered in greater detail in later sections of this MD&A.
Summary Operating Results

	Period Ended June 30,
	Three Months		Six Months
(In thousands, except per share amounts)	2026	2025	2026	2025
Contribution to net income
Natural Gas Distribution	$40,757	$45,646	$178,528	$188,588
Corporate and administrative (1)	1,365	(46,377)	1,968	(55,031)
Income (loss) from continuing operations	42,122	(731)	180,496	133,557
Loss from discontinued operations, net of taxes	—	(39,423)	—	(59,841)
Net income (loss) attributable to Southwest Gas Holdings	$42,122	$(40,154)	$180,496	$73,716

Weighted average common shares	72,516	72,088	72,479	72,050

Basic earnings (loss) per share
Continuing operations	$0.58	$(0.01)	$2.49	$1.85
Discontinued operations	—	(0.55)	—	(0.83)
Net earnings (loss) per share - basic	$0.58	$(0.56)	$2.49	$1.02

Natural Gas Distribution Segment
Reconciliation of Utility gross margin to Operating margin (Non-GAAP measure)
Utility gross margin	$158,398	$140,480	$457,288	$427,864
Plus:
Operations and maintenance (excluding Admin. & General) expense	83,629	84,764	162,101	165,527
Depreciation and amortization expense	77,685	68,940	177,288	162,630
Operating margin	$319,712	$294,184	$796,677	$756,021

Southwest Gas Corporation(2)
Reconciliation of Utility gross margin to Operating margin (Non-GAAP measure)
Utility gross margin	$158,398	$140,480	$457,288	$429,964
Plus:
Operations and maintenance (excluding Admin. & General) expense	83,629	84,764	162,101	165,527
Depreciation and amortization expense	77,685	68,940	177,288	162,630
Operating margin	$319,712	$294,184	$796,677	$758,121
(1) In connection with the deconsolidation of Centuri, certain amounts in Corporate and administrative that relate to the Centuri separation have been reclassified to discontinued operations for all periods presented as applicable.
(2) Historically, Southwest Gas Corporation’s operating results have corresponded to the operating results of the Natural Gas Distribution Segment. The amounts reported in the table above differ from the Natural Gas Distribution segment for the six months ended June 30, 2025 due to the revision described in our 2025 Annual Report on Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

2nd Quarter 2026 overview and other recent developments
Southwest Gas Holdings Inc.:
•Finished the second quarter of 2026 with $270.5 million of Cash and cash equivalents on a consolidated basis and nearly $1.0 billion in available liquidity; the Company does not expect to issue equity in 2026.
•Invested $211.5 million into Southwest Gas for capital projects.
Southwest Gas Corporation:
•Year-to-date Utility gross margin of $457.3 million and Operating margin of $796.7 million.
•$506.9 million capital investment year-to-date.
•ACC approved and Southwest Gas implemented its first SIM surcharge in June 2026, enabling recovery of eligible infrastructure investments.
•PUCN approved Southwest Gas' first triennial resource plan, supporting approximately $186 million in safety and infrastructure investments and future energy resource initiatives.
•California General Rate Case: Received CPUC approval for a $39.5 million revenue increase and final cost-of-capital decisions expected in the third quarter of 2026.
•Great Basin completed an open season in April 2026 for available capacity in its 2028 expansion project. Precedent Agreements were executed for 322,000 mcf per day for 2028, for a project total of 948,876 mcf per day. Great Basin received interest of an additional 1.8 billion cubic feet a day with requested in-service dates ranging from 2029 through 2035.
Results of Operations
Historically, the Natural Gas Distribution segment operating results have corresponded to the operating results of Southwest Gas Corporation. The amounts reported in the table below differ from Southwest Gas Corporation for the three months ended June 30, 2025 period due to the revision described in Note 6 - Previously Issued Condensed Consolidated Financial Statement.
Results of Natural Gas Distribution Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Regulated operations revenues	$358,154	$396,318	$943,273	$1,142,734
Net cost of gas sold	38,442	102,134	146,596	386,713
Operating margin	319,712	294,184	796,677	756,021
Operations and maintenance expense	132,952	136,652	264,455	266,059
Depreciation and amortization	77,685	68,940	177,288	162,630
Taxes other than income taxes	23,747	23,250	48,762	47,011
Operating income	85,328	65,342	306,172	280,321
Other income	8,420	17,806	14,135	27,108
Net interest deductions	43,987	44,737	89,667	89,368
Income before income taxes	49,761	38,411	230,640	218,061
Income tax expense (benefit)	9,004	(7,235)	52,112	29,473
Contribution to consolidated results	$40,757	$45,646	$178,528	$188,588
In the three months ended June 30, 2026 compared to the same period in 2025, the decrease in net income of $4.9 million was primarily due to:
•$16.2 million higher Income tax expense primarily due to a $12.0 million state income tax benefit recognized in the prior year’s quarter related to a change in state apportionment rates that did not reoccur in the current quarter. The increase was also driven by higher pre-tax income differences and lower amortization of excess accumulated deferred income taxes in the current quarter.
•$9.4 million lower Other income, which is net of other deductions, primarily driven by lower interest income earned on money market accounts of $2.7 million, lower net periodic benefit gain related to pension non-service components of $2.2 million, lower COLI policies gains of $1.9 million largely driven by lower market performance compared to the prior year’s quarter, and the absence of a prior year gain on the sale of certain miscellaneous assets of $1.6 million.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Additionally, contributions to the Southwest Gas Foundation were $1.6 million higher in the current period, primarily due to timing of the contributions as the 2025 contribution was made in 2024. These decreases were partially offset by an increase in Equity AFUDC of $0.9 million related to the commencement of the Great Basin 2028 expansion project.
•$8.7 million, or 13%, higher Depreciation and amortization expense reflecting a $726.7 million, or 7%, increase in gas plant in service since the corresponding second quarter of 2025, in addition to $4.9 million in higher amortization related to regulatory account balances noted below. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
Partially offset by:
•$25.5 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across California adding approximately $19.5 million of incremental margin, the majority of which was attributable to the revenue recognized in connection with final approval of the All-Party Settlement, before adjustments to cost of capital, associated with the California general rate case, and $1.4 million attributable to customer growth for all territories. Also contributing to the increase was $4.9 million related to the combined impacts of increases in recovery/return, offset by a comparable increase in depreciation and amortization expense in regulatory account balances noted above.
•$3.7 million lower Operations and maintenance expense primarily due to lower net insurance cost of $2.5 million, outside services costs of $1.7 million, and bad debt expense. These decreases were partially offset by increases in employee-related labor costs and leak survey and line locating expense.
In the six months ended June 30, 2026 compared to the same period in 2025, the decrease in net income of $10.1 million was primarily due to:
•$22.6 million higher Income tax expense due to a $12.0 million state income tax benefit recognized in the prior year’s period related to a change in state apportionment rates that did not reoccur in the current period . The increase was also driven by higher pre-tax income differences, lower amortization of excess accumulated deferred income taxes, and lower nondeductible executive compensation in the current period when compared to the prior year’s period.
•$14.7 million, or 9%, higher Depreciation and amortization expense reflecting a $726.7 million, or 7%, increase in gas plant in service since the corresponding period of 2025, in addition to $6.0 million in higher amortization related to regulatory account balances noted below. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure.
•$13.0 million lower Other income, which is net of other deductions, primarily driven by lower interest income earned on money market accounts of $5.9 million, lower net periodic benefit gain related to pension non-service components of $4.3 million, the absence of a prior year gain on the sale of certain miscellaneous assets of $1.6 million, and higher contributions to the Southwest Gas Foundation of $1.9 million primarily due to timing differences as the 2025 contribution was made in 2024. These decreases were partially offset by an increase in Equity AFUDC of $1.6 million related to the commencement of the Great Basin 2028 expansion project.
•$1.8 million higher Taxes other than income taxes due primarily to increase in property taxes across all of Southwest Gas’ jurisdictions.
Partially offset by:
•$40.7 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across all territories adding approximately $32.7 million of incremental margin, approximately $20.2 million of which was attributable to the revenue recognized in connection with final approval of the All-Party Settlement, before adjustments to cost of capital, associated with the California general rate case, and $4.5 million attributable to customer growth for all territories. Also contributing to the increase were $4.9 million attributable to nondecoupled billed margin across Arizona and Nevada and $6.0 million related to the combined impacts of increases in recovery/return, offset by a comparable increase in depreciation and amortization expense in regulatory account balances noted above. Partially offsetting the increase is $4.7 million attributable to the absence of recovery in the current period, as recovery under the Vintage Steel Pipeline Program was concluded during the first quarter of 2025.
•$1.6 million lower Operations and maintenance expense primarily due to lower net insurance cost and bad debt expense. These decreases were partially offset by increases in employee-related labor costs, including incentive compensation costs, and leak survey and line locating expense.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Corporate and Administrative
In the three months ended June 30, 2026, net income improved by $47.7 million compared to a net loss in the same period in 2025; the improvement was primarily due to:
•$36.7 million lower Income tax expense due a $39.2 million state income tax expense recognized in the prior year’s quarter related to a change in state apportionment rates that did not reoccur in the current quarter. The decrease was partially offset by higher pre-tax income differences in the current quarter when compared to the prior year’s quarter and changes to state net operating losses to reflect expected utilization.
•$8.6 million lower Net interest deductions primarily driven by the repayment of the $550.0 million term loan in the summer of 2025 as well as the decrease in the balance that was previously outstanding on the revolving credit facility.
•$2.6 million higher Other income, which is net of other deductions, primarily driven by an increase in interest income earned on money market accounts.
In the six months ended June 30, 2026, net income improved by $57.0 million compared to a net loss in the same period in 2025; the improvement was primarily due to:
•$31.1 million lower Income tax expense due a $39.2 million to state income tax expense recognized in the prior year’s period related to a change in state apportionment rates that did not reoccur in the current period. The decrease was partially offset by higher pre-tax income differences in the current period when compared to the prior year’s period and changes to state net operating losses to reflect expected utilization.
•$18.3 million lower Net interest deductions primarily driven by the repayment of the $550.0 million term loan in the summer of 2025 as well as the decrease in the balance that was previously outstanding on the revolving credit facility.
•$8.0 million higher Other income, which is net of other deductions, primarily driven by an increase in interest income earned on money market accounts.
Discontinued Operations
In the three months ended June 30, 2026, compared to the same period in 2025, the decrease in net loss of $39.4 million reflects the absence of Centuri’s operating results in the current period following the completion of its disposition, compared to a full quarter of Centuri’s results included in the prior year period.
In the six months ended June 30, 2026, compared to the same period in 2025, the decrease in net loss of $59.8 million reflects the absence of Centuri’s operating results in the current period following the completion of its disposition, compared to a full six months of Centuri’s results included in the prior year period.
Results of Southwest Gas Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of dollars)	2026	2025	2026	2025
Regulated operations revenues	$358,154	$396,318	$943,273	$1,144,834
Net cost of gas sold	38,442	102,134	146,596	386,713
Operating margin	319,712	294,184	796,677	758,121
Operations and maintenance expense	132,952	136,652	264,455	266,059
Depreciation and amortization	77,685	68,940	177,288	162,630
Taxes other than income taxes	23,747	23,250	48,762	47,011
Operating income	85,328	65,342	306,172	282,421
Other income	8,420	17,806	14,135	27,108
Net interest deductions	43,987	44,737	89,667	89,368
Income (loss) before income taxes	49,761	38,411	230,640	220,161
Income tax expense (benefit)	9,004	(7,235)	52,112	31,920
Contribution to consolidated results	$40,757	$45,646	$178,528	$188,241

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

In the three months ended June 30, 2026, compared to the same period in 2025, the decrease in net income of $4.9 million was consistent with the Natural Gas Distribution segment.
In the six months ended June 30, 2026, compared to the same period in 2025, the decrease in net income of $9.7 million was consistent with the Natural Gas Distribution segment except for:
•$38.6 million higher Operating margin consistent with the Natural Gas Distribution segment explanation combined with a decrease in Operating margin of $2.1 million due to revisions. See Note 6 - Previously Issued Condensed Consolidated Financial Statement for additional information.
•$20.2 million higher Income tax expense consistent with the Natural Gas Distribution segment explanation combined with a decrease in income taxes of $2.4 million related to the prior year adjustments described in our 2025 Annual Report on Form 10-K.
Rates and Regulatory Proceedings
Southwest Gas operates in a regulated environment across Arizona, Nevada, and California subject to the regulation of the ACC, the PUCN, and the CPUC, respectively, and through interstate pipeline operations at two of Southwest Gas’ subsidiaries that are subject to regulation by the FERC. Regulatory proceedings generally endeavor to allow for the timely recovery of infrastructure investments, reducing regulatory lag, and managing the cash‑flow impacts of natural gas price volatility. While mechanisms vary by jurisdiction, they are generally designed to stabilize earnings and primarily affect the timing of cash flows, rather than long‑term returns.
Arizona Jurisdiction
Arizona Overview. Arizona is Southwest Gas’ largest contributor to Operating margin. Regulatory frameworks in the state emphasize decoupled rate design and targeted mechanisms that support infrastructure investment while reducing earnings volatility.
Arizona General Rate Case. On February 27, 2026, Southwest Gas filed a general rate case application seeking an increase of approximately $101.0 million, or 10.4%, of incremental annual revenues, to reflect infrastructure investments and operating costs through November 30, 2025, with a requested twelve-month post-test year adjustment for non-revenue producing plant. The filing requests a return on common equity of 10.25% and a fair value increment of 0.20% based on an actual equity layer of 50.08% and maintains Arizona’s existing decoupled rate design and existing basic service charges.
The application also proposes a formula-based RAM, which is an annual adjustment intended to reduce regulatory lag by more closely aligning customer rates with authorized returns between rate cases. The proposed RAM contemplates an approved formula to adjust customer rates based on Southwest Gas’ earned return on common equity compared with its authorized return on common equity, subject to a Deadband. Approval of the RAM would eliminate the need for certain existing regulatory tracker mechanisms, including the TEAM and the SIM. New rates from this filing are expected to become effective by April 2027, subject to regulatory approval.
Existing rates are the result of Southwest Gas’ 2024 rate case application filed in February 2024. The ACC’s final decision was approved and implemented in March 2025, authorizing an overall annual rate increase of approximately $80.2 million and a return on common equity of 9.84% relative to a 48.5% equity ratio.
Arizona Regulatory Mechanisms. Southwest Gas uses several regulatory mechanisms in Arizona to address timing differences between costs incurred and recovery through base rates:
•The SIM supports recovery of eligible non-revenue-producing infrastructure investments related to safety, code compliance, and system integrity. Recovery through the SIM is subject to an annual investment cap of $50 million, with surcharge updates occurring annually. The first SIM surcharge application was filed March 2026, with rates effective April 1, 2026, subject to refund. The ACC approved the SIM surcharge as filed by Southwest Gas in June 2026.
•The DCA is Arizona’s margin decoupling mechanism and removes the direct relationship between volumes sold and revenue earned. Annual DCA filings return or recover over- or under-collected authorized margins. In August 2025, the ACC approved the Company’s 2025 DCA application, as filed, to recover the under-collected balance as of March 31, 2025, of approximately $40.7 million, which is expected to be recovered over 12 months from the time rates become effective. Southwest Gas’ most recent filing of the DCA Annual Report was made in April 2026, requesting recovery of the under-collected balance of $107.5 million existing as of March 31, 2026. To mitigate impact on customer bills, Southwest Gas proposed to calculate the DCA rates based on an extended 15-month period, seasonally adjusted, with a higher rate applicable in the summer season of May through October and a lower rate

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

applicable in the winter season of November through April. Southwest Gas’ request will be considered by the ACC as soon as practicable.
•On January 27, 2025, Southwest Gas filed a requested modification to the PGA mechanism to increase the GCBA adjustment to allow for a greater credit rate to be implemented than otherwise allowed under existing framework to facilitate the more timely return of the existing over-collected balance to customers. The ACC approved Southwest Gas’ request to implement a credit rate of $0.08138 per therm effective the first quarter 2025 and terminates when the GCBA balance is reduced to less than $10.0 million. Additionally, Southwest Gas filed a new request in April 2026 for ACC consideration to increase the applicable Deadband within which Southwest Gas may adjust the GCBA rate from the currently authorized 10 cents per therm to a proposed 20 cents per therm with a requested effective date of August 2026.
•The TEAM allows for rate adjustments related to changes in income tax-related revenue requirements resulting from federal or state tax legislation and returns/recovers the revenue requirement impact of changes in amortization of EADIT, including that which resulted from the 2017 Tax Cuts and Jobs Act, between general rate cases. The prior surcharge rate was designed to recover approximately $5.2 million resulting from changes related to the amortization of EADIT was approved and became effective June 1, 2025. These amounts were recovered through May 31, 2026.
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
Arizona Affiliate Rules Waiver. In February 2026, Southwest Gas filed an application with the ACC seeking a waiver of certain affiliate rules to allow Southwest Gas Holdings and Southwest Gas to issue financing to Great Basin for the 2028 expansion project.  On April 8, 2026, the ACC approved the limited waiver to allow for funding of up to $1.7 billion.  Southwest Gas would be required to seek an additional waiver if the project costs are anticipated to exceed this amount.
Nevada Jurisdiction
Nevada Overview. Nevada contributes approximately 34% to Southwest Gas’ Operating margin. In Nevada, regulatory frameworks in the state include decoupled rate design and targeted mechanisms that support infrastructure investment while reducing earnings volatility.
Nevada General Rate Case. On March 18, 2026, Southwest Gas filed a general rate case application with the PUCN, seeking an increase of approximately $71.3 million, or 10.8% of incremental annual revenues to reflect infrastructure investments and operating costs through November 30, 2025. The initial request was updated to seek an increase of approximately $74 million, to update plant in service and adjust for known changes in labor and pension costs for the certification period ended May 31, 2026. The filing requests a 10.0% return on common equity and an actual equity layer of 51.35% at the end of the certification period and proposes to maintain the existing decoupled rate design and basic service charges along with the continuation of the regulatory accounting treatment approved in 2025 to track the actual costs incurred for line location expenses to the level of expense to be established in the general rate case. New rates are expected to become effective in October 2026, subject to regulatory approval.
Existing rates are the result of Southwest Gas’ 2023 Nevada general rate case application filed in September 2023 and updated with a certification filing primarily for plant placed in service, and incremental annual leak survey costs, through November 2023. Rates became effective in April 2024, authorizing an overall annual settled rate increase of approximately $59.1 million and a return on common equity of 9.5% relative to a target 50.0% equity ratio. Included in the settled items were a continuation

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

of full revenue decoupling; authority to continue tracking incremental annual leak survey costs in a regulatory asset; and refreshed depreciation rates.
Purchased Gas and Cost Recovery Mechanisms. Southwest Gas uses several regulatory mechanisms in Nevada to address timing differences between costs incurred and recovery through base rates:
•The GRA serves as Nevada’s margin decoupling mechanism and is updated through the ARA application. Updated rates for the GRA and other regulatory mechanisms were included in the 2025 ARA application filed in November 2025 requesting to adjust the GRA rates to recover the approximate $28.2 million balance as of September 30, 2025. In May 2026, the PUCN approved an all-party settlement recommending approval of the application as filed, with rates effective July 1, 2026.
•The DEAA currently facilitates the return of previously over-collected purchased gas costs to customers and serves as the mechanism to collect under-collected purchased gas costs from customers. The implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers became effective July 1, 2025. Subsequent quarterly adjustments, including those in October 2025, January 2026, April 2026, and July 2026 have been calculated consistently with the statutory rate cap of 2.5 cents per quarter, resulting in an increased credit rate of $0.30000 in southern Nevada and $0.35000 in northern Nevada, as of July 1, 2026. The over-collected PGA balance that existed at December 31, 2025 has been reduced to an over-collected balance of approximately $166.6 million and $31.5 million in southern and northern Nevada, respectively, at June 30, 2026. The most recent modification of the DEAA is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
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
Resource Plan. In April 2026, Southwest Gas received approval of its first triennial resource plan, filed in September 2025, pursuant to SB 281 (2023). Southwest Gas received a determination of prudency for approximately $186 million of certain significant operational or capital requirements, as defined by SB 281, during the 2026-2028 action plan period, including safety-related and system integrity management investments in southern and northern Nevada, and a proposal to commence a vintage 1984/1985 pipe replacement program in southern Nevada. The PUCN also approved the approximate $4.8 million investment over the action plan period in two new safety-related programs (the natural gas alarm pilot program and the meter protection program), including authority to establish regulatory accounting for the natural gas alarm pilot program. The natural gas alarm pilot program proposed the purchase and installation of approximately 10,000 natural gas alarms in high occupancy facilities across Southwest Gas’ southern and northern Nevada service territories. The meter protection program proposed the purchase and installation of meter snow shelters to enhance the protection of existing meters in heavy snow load areas in Southwest Gas’ northern Nevada service territory around Lake Tahoe. Southwest Gas received approval to continue its currently authorized COYL replacement program, including the annual statewide capital investment amount of $5.0 million, and associated regulatory accounting treatment beyond the current program sunset date of July 30, 2027, through the end of 2028. Southwest Gas’ customer demand forecasting methodology for the applicable three-year action plan period was approved. With respect to gas resources, the PUCN authorized a modification of Southwest Gas’ currently authorized price cap of $14/dekatherm to $18/dekatherm for RNG purchases to better align with evolving RNG market conditions and to extend its current contract term length and purchasing authority for RNG beyond the currently approved date of December 31, 2029.
Southwest Gas also received authority to purchase responsibly sourced gas, in the form of carbon capture and storage-enabled natural gas, for incorporation into Southwest Gas’ gas supply portfolio to meet up to 5% of its normal weather demand in northern and southern Nevada. Finally, Southwest Gas received approval of a demand-side management plan and proposed activities and programs, with a total statewide budget of $7.2 million over the three-year action plan period, to promote energy efficiency and conservation.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

California Jurisdiction
California Overview. California contributes approximately 14% to Southwest Gas’ Operating margin. Regulatory frameworks in the state include decoupled rate design and a future test year with annual attrition adjustments that support infrastructure investment while reducing earnings volatility.
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 seeking refreshed rates beginning in January 2026 to reflect infrastructure investments and updated operating costs. The CPUC issued a Decision in May 2026 approving the all-party settlement filed in September 2025 agreeing to a revenue increase of $39.5 million, before consideration of the litigated capital structure and cost of capital. Following the issuance of the Decision, Southwest Gas requested approval to implement rates based on the $39.5 million settlement effective July 1, 2026, pending the issuance of the final decision resolving the outstanding cost of capital-related issues. The CPUC approved Southwest Gas’ request, and new rates became effective July 1, 2026. In June 2026, the Administrative Law Judge issued a Proposed Decision addressing the outstanding capital structure and cost of capital, recommending approval of a 10.0% return on equity and Southwest Gas’ proposed 50.0% equity layer. Southwest Gas filed comments with the CPUC requesting reconsideration of the proposed 10.0% return on equity. The CPUC held the Proposed Decision from the July agenda and moved it to the August meeting for consideration. Southwest Gas anticipates the issuance of the CPUC’s final decision on the capital structure and cost of capital will become effective in the third quarter of 2026. The CPUC previously granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026, through the effective date of the CPUC’s final decision allowing Southwest Gas to track changes in the revenue requirement beginning January 1, 2026.
Financing Application. Southwest Gas filed an application with the CPUC in February 2026 seeking incremental financing authority to issue or obtain additional debt securities in an amount not to exceed approximately $1.15 billion, and the application of such proceeds through the five-year period ending December 31, 2030, to facilitate funding for the Great Basin 2028 expansion project. The incremental increase will bring the total authorized debt to $2.1 billion. The CPUC approved Southwest Gas’ financing application, as filed, on July 2, 2026.
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
Great Basin 2028 Expansion Project. In response to shipper inquiries regarding available capacity and evolving market needs, Great Basin conducted two binding open seasons in 2025 for a planned 2028 system expansion. The open seasons identified potential incremental demand of up to ~1.76 Bcf/d and allowed existing and prospective shippers to evaluate capacity needs, alternative in-service dates, and the scope of the expansion project to support growing energy demand in northern Nevada. In December 2025, precedent agreements were executed with shippers to accommodate capacity requests totaling approximately 800 million cubic feet per day. Subject to approval from FERC to construct and operate the system expansion, Great Basin estimates a potential capital investment of approximately $1.7 billion in the next three years with an expected in-service date of late 2028.
A Binding Open Season was issued on April 15, 2026 for available capacity in the 2028 expansion project following the evaluation of the system configuration and requirements necessary to meet the demand of the current project shippers. The open season offered the remaining available capacity, in excess of the approximately 0.6 Bcf/d of currently contracted expansion capacity. As a result of demand received, precedent agreements for just under 1 Bcf/d for the Great Basin 2028 Expansion Project with an expected in-service date of late 2028. This could increase capital investment by approximately $0.6 billion above the current estimate of $1.7 billion over the next three years. Great Basin also received further expressions of incremental capacity interest for an additional 1.8 Bcf/d for future in-service dates beyond 2028, which will be included in potential future expansion projects.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of June 30, 2026, over-collections in Southwest Gas’ service territories resulted in a liability of approximately $286.8 million on the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets. The over-collected balances in the table below

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

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
The following table presents Southwest Gas’ outstanding PGA, including accrued purchased gas costs, balances receivable/(payable):

(Thousands of dollars)	June 30, 2026	December 31, 2025	June 30, 2025
Arizona	$(88,363)	$(68,423)	$(66,363)
Nevada	(198,074)	(241,662)	(287,856)
California	(378)	5,214	(1,472)
	$(286,815)	$(304,871)	$(355,691)
Capital Resources and Liquidity
Historically, cash on hand and cash flows from operations, and periodically the issuances of debt and equity, have provided a substantial portion of cash used in investing activities (primarily construction expenditures and property additions). In recent years, Southwest Gas has undertaken substantial pipe replacement activities to fortify system integrity and reliability, including on an accelerated basis in association with certain gas infrastructure replacement programs. Southwest Gas Holdings and Southwest Gas’ capitalization strategy is to maintain an appropriate balance of equity and debt to preserve investment-grade credit ratings, which helps minimize interest costs. Investment-grade credit ratings have been maintained by Southwest Gas Holdings and Southwest Gas.
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by operating activities decreased $109.4 million in the first six months of 2026 compared to the same period of 2025. The decrease was primarily due to a $120.4 million reduction in cash flow from continuing operation, which reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. The remaining difference reflects the impacts of changes in other components of working capital overall. Partially offsetting this decrease was a $11.0 million increase in operating cash flows from discontinued operations. The increase was mainly attributable to the absence of Centuri in the current period following the completion of its disposition.
Investing Cash Flows. Cash flows used in investing activities increased $125.6 million in the first six months of 2026 compared to the same period of 2025. The increase was primarily from the increase in cash flows used in continuing operations of $168.2 million driven by the increased outflows for capital expenditures and property additions compared to 2025. Partially offsetting this increase was a decrease in cash flow used in discontinued operations of $42.6 million that was mainly attributable to the absence of Centuri in the current period following the completion of its disposition.
Financing Cash Flows. Cash flows used in financing activities increased $62.8 million in the first six months of 2026 compared to the same period of 2025. The increase in cash flow used in discontinued operations of $481.3 million was mainly attributable to the absence of Centuri in the current period following the completion of its disposition. Partially offsetting this impact was a decrease of cash flow used in continuing operations of $418.6 million primarily driven by the absence of repayment of short-term debt and borrowings related to the short-term portion of the credit facility in the current period as compared to the same period in 2025.
Our Natural Gas Distribution segment is generally responsible for securing its own debt financing sources. However, Southwest Gas Holdings may raise funds through equity issuances or other external financing sources in support of our Natural Gas Distribution segment.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $50.2 million in the first six months of 2026 as compared to the same period of 2025. The decrease primarily reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. Partially offsetting this decrease was an increase in receivable from parent which resulted from the tax benefit extended to Southwest Gas Holdings. The remaining difference reflects the impacts of changes in other components of working capital overall.
Investing Cash Flows. Cash used in investing activities increased $168.3 million in the first six months of 2026 as compared to the same period of 2025 primarily attributable to increased outflows for capital expenditures by $166.7 million between periods. See also Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing below.
Financing Cash Flows. Net cash used in financing activities decreased $209.0 million in the first six months of 2026 as compared to the same period of 2025, primarily driven by the $120.0 million contribution from parent and the absence of dividends paid in the current period as compared to the same period in 2025.
Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing
During the six-month period ended June 30, 2026, capital expenditures for the Natural Gas Distribution segment were $506.9 million. These expenditures are associated with new construction and other general plant additions, in addition to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates capital expenditures during the five-year period ending December 31, 2030 will be approximately $6.3 billion. Of this amount, approximately $1.3 billion is expected to be incurred during calendar year 2026. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same five-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 60% of the funding for gas operations of Southwest Gas and total capital expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. For Southwest Gas, the $75.0 million current portion of long-term debt matured in August 2026 and was repaid on August 3, 2026, and the $25.0 million current portion of long-term debt will mature in June 2027.
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
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At June 30, 2026, the PGA

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

balance was an over-collection of $286.8 million and Southwest Gas’ Cash and cash equivalents balance of $58.9 million will be used to provide refunds to customers over future periods along with net cash provided by operating activities and its credit facilities. See PGA Filings for more information.
Southwest Gas Holdings has a $300 million revolving credit facility that matures in August 2029. This facility is intended for short-term financing needs. At June 30, 2026, there were no borrowings outstanding under this facility.
Southwest Gas has a revolving credit facility with a borrowing capacity of $400.0 million, which matures in August 2029. Southwest Gas designates $150.0 million of the facility for long-term borrowing needs and the remaining $250.0 million for working capital purposes. As of June 30, 2026, no borrowings were outstanding on the long-term portion of the credit facility (including no borrowings outstanding under the commercial paper program) and no borrowings were outstanding on the short-term portion. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has generally been adequate for Southwest Gas’ needs outside of funds raised through operations and other types of external financing.
Southwest Gas has a $50 million commercial paper program. Any issuance under the commercial paper program is supported by Southwest Gas’ revolving credit facility and, therefore, does not represent additional borrowing capacity. Any borrowing under the commercial paper program is designated as long-term debt. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At June 30, 2026, there were no borrowings outstanding under this program. In July 2026, Southwest Gas expanded its commercial paper program from $50 million to $100 million and entered into new dealer agreements in connection with the expanded program.
Labor Relations
Southwest Gas and the Union representing certain Southern California employees entered into an agreement with an effective date of July 1, 2026. The agreement governs through February 28, 2029 and applies only to certain workers in Southwest Gas’ Southern California Division located in Victorville, California.

Critical Accounting Policies and Estimates
As of June 30, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of Southwest Gas Holdings and Southwest Gas has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including each respective Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on the most recent evaluation, as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded Southwest Gas Holdings’ and Southwest Gas’ disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.
Remediation of Previously Reported Material Weakness
As previously reported on the Form 10-K filed for December 31, 2025, management identified a material weakness in internal control over financial reporting at Southwest Gas Holdings as the Company did not design and maintain an effective control to assess the impact on estimated future state income tax apportionment rates upon a significant change in the business and structure in interim periods. This material weakness resulted in misstatements to income tax expense and deferred income tax liabilities, and in the restatement of the Company’s previously issued unaudited quarterly financial information as of and for the three and six months ended June 30, 2025 and the three and nine months ended September 30, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

In response, management expanded our internal control framework over income tax accounting by modifying the control activities related to state income tax apportionment rates. This expansion included the implementation of a formal interim review control designed to identify, assess, and document the impact of any significant changes in the Company’s organizational or operational structure on apportionment methodologies and rates. This control evaluates the impact of significant changes in the business and structure on estimated future state income tax apportionment rates and related tax accounts and is subject to review by appropriate personnel.
Management has concluded that the actions taken to strengthen our internal control over financial reporting, as well as the results of our testing over the design and operating effectiveness of these controls, have remediated the previously identified material weakness as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
In May 2026, the Company implemented a new financial close, consolidation, and reporting system as part of its financial reporting transformation initiative. The implementation resulted in a change to the Company's internal control over financial reporting by replacing certain manual financial statement consolidation and reporting processes with automated processes and controls.
During the quarter ended June 30, 2026, the Company enhanced certain existing internal controls and implemented new controls related to financial consolidation and reporting processes, user access management, change management, and the completeness and accuracy of financial data. In addition, management is considering future enhancements related to the Statements of Cash Flows.
Management will continue to evaluate and monitor the design and operating effectiveness of the new and modified internal controls.
Southwest Gas Holdings
Other than the changes outlined above associated with the implementation of the new financial close, consolidation, and reporting system, there have been no changes in Southwest Gas Holdings’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2026 that have materially affected, or are likely to materially affect the Southwest Gas Holdings’ internal control over financial reporting.
Southwest Gas
Other than the changes outlined above associated with the implementation of the new financial close, consolidation, and reporting system, there have been no changes in Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2026 that have materially affected, or are likely to materially affect Southwest Gas’ internal control over financial reporting.
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
ITEM 1A. As of June 30, 2026, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.
ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01#	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02#	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended June 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	June 30, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: August 5, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: August 5, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer

