Form 10-Q
period 2026-09-30
Southwest Gas Holdings, Inc.; SOUTHWEST GAS CORP
filed 2026-11-04
CIK 1692115, 92416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Southwest Gas Holdings, Inc. Common Stock, $1 Par Value, 72,477,679 shares as of October 30, 2026.
All of the outstanding shares of common stock ($1 par value) of Southwest Gas Corporation were held by Southwest Gas Holdings, Inc. as of October 30, 2026.
SOUTHWEST GAS CORPORATION MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION H(2).

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

GLOSSARY OF KEY TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition	Abbreviation or Acronym	Definition
ACC	Arizona Corporation Commission	FERC	Federal Energy Regulatory Commission
AFUDC	Allowance for Funds Used During Construction	GAAP	Accounting principles generally accepted in the United States
All-Party Settlement	Filed in September 2025 agreeing to a revenue increase, before consideration of the litigated capital structure and cost of capital.	GCBA	Gas Cost Balancing Account
AOCI	Accumulated Other Comprehensive Income (Loss)	GRA	General Revenues Adjustment
ARA	Annual Rate Adjustment	Great Basin	Great Basin Gas Transmission Company
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis
ATM	Automatic Trigger Mechanism	PBOP	Post-retirement Benefits Other than Pensions
ATM program	At-the-market equity offering program	PGA	Purchased Gas Adjustment
Bcf	Billion cubic feet	PUCN	Public Utilities Commission of Nevada
Board	Board of Directors of Southwest Gas Holdings, Inc.	QRP	Qualified Retirement Plan
CEO	Chief Executive Officer	RAM	Rate Adjustment Mechanism
Centuri, or Utility Infrastructure Services	Centuri Group, Inc. for periods prior to April 22, 2024, or subsequently, Centuri Holdings, Inc.	Reform Act	Private Securities Litigation Reform Act of 1995
CODM	Chief operating decision maker	RNG	Renewable Natural Gas
COLI	Company-owned life insurance	SB	Senate Bill
Company	Southwest Gas Holdings, Inc. (together with its subsidiaries)	SEC	U.S. Securities and Exchange Commission
COYL	Customer-Owned Yard Line	SERP	Supplemental Executive Retirement Plan
CPUC	California Public Utilities Commission	SIM	System Integrity Mechanism
DCA	Delivery Charge Adjustment	Southwest Gas, or Natural Gas Distribution	Southwest Gas Corporation and its subsidiaries
DEAA	Deferred Energy Accounting Adjustment	Southwest Gas Holdings	Southwest Gas Holdings, Inc. (standalone)
Deadband	A specified range, approved by the ACC, around an authorized return on equity within which a utility’s earnings are allowed to fluctuate without triggering an annual rate adjustment.	SOFR	Secured Overnight Financing Rate
EADIT	Excess Accumulated Deferred Income Taxes	TEAM	Tax Expense Adjustor Mechanism
EPS	Earnings Per Share	U.S.	United States
Exchange Act	Securities Exchange Act of 1934, as amended	VIER	Variable Interest Expense Recovery
FASB	Financial Accounting Standards Board

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Forward-Looking Statements
This quarterly report contains statements which constitute “forward-looking statements” within the meaning of the Reform Act, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical fact included or incorporated by reference in this quarterly report are forward-looking statements, including, without limitation, statements regarding the Company’s plans, objectives, goals, intentions, projections, strategies, future events or performance, negotiations, and underlying assumptions. The words “may,” “if,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “forecast,” “intend,” “endeavor,” “promote,” “seek,” “pursue,” and similar words and expressions are generally used and intended to identify forward-looking statements. For example, statements regarding Operating margin patterns, customer growth, the composition of our customer base, price volatility, utility optimization initiatives, the level of expense or cost containment, seasonal patterns, the ability to pay debt, and the disposition in any regulatory proceeding of bonus depreciation tax deductions, tariffs, the impact of any Pipeline and Hazardous Materials Safety Administration rulemaking or proposed rulemaking, the amounts and timing for completion of estimated future capital expenditures, forecasted operating cash flows and results of operations, net earnings impacts or recovery of costs from gas infrastructure replacements, programs and mechanisms, or other mechanisms, funding sources of cash requirements, amounts generally expected to be reflected in future period revenues from regulatory rate proceedings including amounts requested or settled from recent and ongoing general rate cases or other regulatory proceedings, rates and surcharges, PGA administration, recovery and timing, and other rate adjustments, sufficiency of working capital and current credit facilities or the ability to cure negative working capital balances, the ability to preserve investment-grade credit ratings, changes in bank lending practices, the Company’s views regarding its liquidity position, ability to raise funds and receive external financing capacity and the intent and ability to issue various financing instruments and stock under our ATM program or otherwise, expectations with respect to future dividends and the Board’s current payout strategy, pension and postretirement benefits, assumptions used and the expectations regarding the treasury futures overlay, the effect of any other rate changes or regulatory proceedings, impacts of adopted or future ASUs, statements regarding future gas prices, gas purchase contracts and pipeline imbalance charges or claims related thereto, recoverability of regulatory assets, the impact of certain legal proceedings or claims, the funding, timing and scope of the Great Basin 2028 expansion project and potential other future expansion projects, including the receipt of required regulatory approvals and authorizations, the expected timing, and fulfillment of Great Basin backlog performance obligations and the amounts expected to be recognized in future periods, the timing and magnitude of refunds of over-collected purchased gas cost balances and their impact on liquidity, the timing and results of future rate hearings, including any ongoing or future general rate cases and other proceedings, and pending approvals, including proposed regulatory mechanisms and alternative ratemaking, or references to impacts believed to be timing-related, are forward-looking statements.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$12,077,830	$11,517,031
Less: accumulated depreciation	(3,201,513)	(3,063,363)
Construction work in progress	400,857	236,871
Net regulated operations plant	9,277,174	8,690,539
Other property and investments, net	187,006	178,826
Current assets:
Cash and cash equivalents	53,364	576,645
Accounts receivable, net of allowances	106,623	170,601
Accrued utility revenue	53,200	101,600
Income taxes receivable, net	12,638	9,611
Deferred purchased gas costs	2,343	5,214
Materials, supplies, and gas inventories	92,390	93,823
Prepaid and other current assets	343,134	234,598
Total current assets	663,692	1,192,092
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	427,041	356,865
Total noncurrent assets	438,196	368,020
Total assets	$10,566,068	$10,429,477
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $1 par (authorized - 120,000,000 shares; issued and outstanding - 72,467,080 and 72,224,593 shares)	$74,097	$73,854
Additional paid-in capital	2,916,385	2,898,965
Accumulated other comprehensive loss, net	(10,060)	(34,546)
Retained earnings	1,121,577	1,022,846
Total equity	4,101,999	3,961,119
Long-term debt, less current maturities	3,499,280	3,433,012
Total capitalization	7,601,279	7,394,131
Current liabilities:
Current maturities of long-term debt	32,500	75,000
Accounts payable	157,992	225,732
Customer deposits	65,704	67,249
Accrued general taxes	63,962	54,384

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

	September 30, 2026	December 31, 2025
Accrued interest	37,287	35,319
Deferred purchased gas costs	264,369	310,085
Dividends declared	—	44,779
Other current liabilities	127,198	117,350
Total current liabilities	749,012	929,898
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,037,598	977,312
Accumulated removal costs	522,233	496,000
Other deferred credits and other long-term liabilities	655,946	632,136
Total deferred income taxes and other credits	2,215,777	2,105,448
Total capitalization and liabilities	$10,566,068	$10,429,477
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Regulated operations revenues	$298,183	$316,911	$1,241,456	$1,459,645
Operating expenses:
Net cost of gas sold	20,119	42,685	166,715	429,398
Operations and maintenance	136,839	134,777	403,632	402,945
Depreciation and amortization	80,981	79,073	258,430	241,703
Taxes other than income taxes	24,689	23,368	73,451	70,379
Total operating expenses	262,628	279,903	902,228	1,144,425
Operating income	35,555	37,008	339,228	315,220
Other income and (expenses):
Net interest deductions	(41,317)	(49,003)	(131,112)	(156,787)
Other income	13,764	15,367	36,050	42,629
Total other (expenses)	(27,553)	(33,636)	(95,062)	(114,158)
Income from continuing operations before income taxes	8,002	3,372	244,166	201,062
Income tax expense (benefit)	(4,781)	7,039	50,887	71,172
Income (loss) from continuing operations	12,783	(3,667)	193,279	129,890
Income from discontinued operations, net of income tax	—	263,784	—	201,814
Net income	12,783	260,117	193,279	331,704
Net loss attributable to noncontrolling interests	—	(2,517)	—	(4,646)
Net income attributable to Southwest Gas Holdings, Inc.	$12,783	$262,634	$193,279	$336,350

Basic earnings (loss) per share:
Continuing operations	$0.18	$(0.05)	$2.67	$1.80
Discontinued operations	—	3.69	—	2.86
Net earnings (loss) per share - basic	$0.18	$3.64	$2.67	$4.66

Diluted earnings (loss) per share:
Continuing operations	$0.18	$(0.05)	$2.66	$1.79
Discontinued operations	—	3.68	—	2.86
Net earnings (loss) per share - diluted	$0.18	$3.63	$2.66	$4.65

Weighted average shares:
Basic	72,565	72,209	72,508	72,104
Diluted	72,823	72,405	72,686	72,265
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$12,783	$260,117	$193,279	$331,704
Other comprehensive income (loss), net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $33 and $33, respectively	33	33	99	99
Amortization of net actuarial loss, net of tax of $606, $226, $1,818 and $678, respectively	1,920	717	5,760	2,152
Regulatory adjustment, net of tax of $(658), $(153), $5,882 and $(457), respectively	(2,082)	(481)	18,627	(1,447)
Net defined benefit pension plans, net of tax	(129)	269	24,486	804
Other comprehensive income (loss) related to discontinued operations	—	(1,662)	—	5,153
Total other comprehensive income (loss), net of tax	(129)	(1,393)	24,486	5,957
Comprehensive income	12,654	258,724	217,765	337,661
Comprehensive loss attributable to noncontrolling interests	—	(3,313)	—	(4,357)
Comprehensive income attributable to Southwest Gas Holdings, Inc.	$12,654	$262,037	$217,765	$342,018
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$193,279	$331,704
Less: Income from discontinued operations, net of income tax	—	201,814
Income from continuing operations, net of income tax	193,279	129,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,430	241,703
Deferred income taxes	60,046	83,254
Gains on sale of property and equipment	—	(1,604)
Share-based compensation expense	14,628	9,992
Equity AFUDC	(8,305)	(4,412)
Changes in current assets and liabilities:
Accounts receivable, net of allowances	63,979	92,437
Accrued utility revenue	48,400	44,900
Deferred purchased gas costs	(45,716)	114,768
Accounts payable	(45,141)	(65,842)
Accrued taxes	6,551	(364)
Other current assets and liabilities	(95,230)	(73,000)
Changes in deferred charges and other assets	(90,036)	(42,386)
Changes in other liabilities and deferred credits	22,738	(20,200)
Net cash provided by operating activities of continuing operations	383,623	509,136
Net cash used in operating activities of discontinued operations	—	(34,628)
Net cash provided by operating activities	383,623	474,508
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(800,948)	(570,351)
Proceeds from the sale of property	—	5,306
Changes in customer advances	10,480	3,246
Other	(871)	307
Net cash used in investing activities of continuing operations	(791,339)	(561,492)
Net cash provided by investing activities of discontinued operations	—	776,678
Net cash provided by (used in) investing activities	(791,339)	215,186
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock, net	6,293	17,682
Dividends paid	(137,283)	(133,855)
Retirement of long-term debt	(75,000)	—
Change in short-term portion of credit facility	—	(130,000)
Change in long-term commercial paper	96,000	—
Repayment of short-term debt	—	(550,000)
Withholding remittance - share-based compensation	(5,304)	(2,613)
Other, including principal payments on finance leases	(271)	(4,283)
Net cash used in financing activities of continuing operations	(115,565)	(803,069)
Net cash provided by financing activities of discontinued operations	—	528,344
Net cash used in financing activities	(115,565)	(274,725)
Effects of currency translation in discontinued operations	—	(127)

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Change in cash and cash equivalents, including discontinued operations	(523,281)	414,842
Cash and cash equivalents, including discontinued operations, at beginning of period	576,645	363,789
Cash and cash equivalents, including discontinued operations, at end of period	$53,364	$778,631

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized - continuing operations	$125,300	$148,776
Interest paid, net of amounts capitalized - discontinued operations	—	43,300
Interest paid, net of amounts capitalized	$125,300	$192,076

Income taxes (benefit) paid, net - continuing operations	$557	$—
Income taxes paid, net - discontinued operations	—	29,237
Income taxes paid, net	$557	$29,237

Decrease of capital expenditures in Accounts payable or Other current liabilities- continuing operations	$(22,600)	$(800)
Decrease of capital expenditures in Accounts payable or Other current liabilities - discontinued operations	—	(9,186)
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(22,600)	$(9,986)

Equity AFUDC capitalized in regulated operations plant - continuing operations	$8,305	$4,412
Equity AFUDC capitalized in regulated operations plant - discontinued operations	—	—
Equity AFUDC capitalized in regulated operations plant	$8,305	$4,412
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	72,224	$73,854	$2,898,965	$(34,546)	$1,022,846	$3,961,119
Net income	—	—	—	—	138,374	138,374
Common stock issuances	149	149	2,483	—	—	2,632
Dividends declared ($0.62 per share)	—	—	—	—	(893)	(893)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	72,373	74,003	2,901,448	(34,100)	1,160,327	4,101,678
Net income	—	—	—	—	42,122	42,122
Common stock issuances	71	71	4,070	—	—	4,141
Dividends declared ($0.645 per share)	—	—	—	—	(46,820)	(46,820)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax and regulatory adjustment	—	—	—	24,169	—	24,169
Balance, June 30, 2026	72,444	74,074	2,905,518	(9,931)	1,155,629	4,125,290
Net income	—	—	—	—	12,783	12,783
Common stock issuances	23	23	10,867	—	—	10,890
Dividends declared ($0.645 per share)	—	—	—	—	(46,835)	(46,835)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax and regulatory adjustment	—	—	—	(129)	—	(129)
Balance, September 30, 2026	72,467	$74,097	$2,916,385	$(10,060)	$1,121,577	$4,101,999

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)
(continued)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Southwest Gas Holdings, Inc. Equity	Noncontrolling Interest	Total Equity
Balance, December 31, 2024	71,783	$73,413	$2,721,343	$(49,218)	$758,649	$3,504,187	$177,235	$3,681,422
Net income	—	—	—	—	113,870	113,870	—	113,870
Common stock issuances	128	128	5,415	—	—	5,543	—	5,543
Dividends declared ($0.62 per share)	—	—	—	—	(45,066)	(45,066)	—	(45,066)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(4,696)	(4,696)
Foreign currency exchange translation adjustment	—	—	—	84	—	84	20	104
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268	—	268
Balance, March 31, 2025	71,911	73,541	2,726,758	(48,866)	827,453	3,578,886	172,559	3,751,445
Net loss	—	—	—	—	(40,154)	(40,154)	—	(40,154)
Common stock issuances	67	67	7,016	—	—	7,083	—	7,083
Dividends declared ($0.62 per share)	—	—	—	—	(44,847)	(44,847)	—	(44,847)
Centuri stock sales	—	—	138,907	1,598	—	140,505	264,996	405,501
Net income attributable to noncontrolling interest holders	—	—	—	—	—	—	2,528	2,528
Foreign currency exchange translation adjustment	—	—	—	5,646	—	5,646	1,065	6,711
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267	—	267
Balance, June 30, 2025	71,978	73,608	2,872,681	(41,355)	742,452	3,647,386	441,148	4,088,534
Net income	—	—	—	—	262,634	262,634	—	262,634
Common stock issuances	203	203	18,505	—	—	18,708	—	18,708
Dividends declared ($0.62 per share)	—	—	—	—	(45,016)	(45,016)	—	(45,016)
Centuri stock sales and other	—	—	1,880	—	4,216	6,096	14,473	20,569
Centuri deconsolidation	—	—	—	4,355	—	4,355	(452,299)	(447,944)
Net loss attributable to noncontrolling interest holders	—	—	—	—	—	—	(2,526)	(2,526)
Foreign currency exchange translation adjustment	—	—	—	(866)	—	(866)	(796)	(1,662)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	269	—	269	—	269
Balance, September 30, 2025	72,181	$73,811	$2,893,066	$(37,597)	$964,286	$3,893,566	$—	$3,893,566
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Regulated operations plant:
Gas plant	$12,077,830	$11,517,031
Less: accumulated depreciation	(3,201,513)	(3,063,363)
Construction work in progress	400,857	236,871
Net regulated operations plant	9,277,174	8,690,539
Other property and investments, net	176,424	169,947
Current assets:
Cash and cash equivalents	46,645	56,408
Accounts receivable, net of allowance	106,623	170,524
Accrued utility revenue	53,200	101,600
Income taxes receivable, net	1,021	1,007
Deferred purchased gas costs	2,343	5,214
Receivable from parent	—	105,550
Materials, supplies, and gas inventories	92,390	93,823
Prepaid and other current assets	342,637	234,003
Total current assets	644,859	768,129
Noncurrent assets:
Goodwill	11,155	11,155
Deferred charges and other assets	424,790	354,221
Total noncurrent assets	435,945	365,376
Total assets	$10,534,402	$9,993,991
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock	$49,112	$49,112
Additional paid-in capital	2,485,520	2,195,489
Accumulated other comprehensive loss, net	(10,060)	(34,546)
Retained earnings	1,505,750	1,314,911
Total equity	4,030,322	3,524,966
Long-term debt, less current maturities	3,499,280	3,433,012
Total capitalization	7,529,602	6,957,978
Current liabilities:
Current maturities of long-term debt	32,500	75,000
Accounts payable	157,777	225,337
Customer deposits	65,704	67,249
Accrued general taxes	63,962	54,384
Accrued interest	37,287	35,319
Deferred purchased gas costs	264,369	310,085
Payable to parent	210	—
Other current liabilities	127,197	117,350
Total current liabilities	749,006	884,724
Deferred income taxes and other credits:
Deferred income taxes and investment tax credits, net	1,082,891	1,027,921
Accumulated removal costs	522,233	496,000
Other deferred credits and other long-term liabilities	650,670	627,368
Total deferred income taxes and other credits	2,255,794	2,151,289
Total capitalization and liabilities	$10,534,402	$9,993,991
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Regulated operations revenues	$298,183	$316,911	$1,241,456	$1,461,745
Operating expenses:
Net cost of gas sold	20,119	42,685	166,715	429,398
Operations and maintenance	135,818	133,808	400,273	399,867
Depreciation and amortization	80,900	79,073	258,188	241,703
Taxes other than income taxes	24,689	23,368	73,451	70,379
Total operating expenses	261,526	278,934	898,627	1,141,347
Operating income	36,657	37,977	342,829	320,398
Other income and (expenses):
Net interest deductions	(41,253)	(46,156)	(130,920)	(135,524)
Other income	13,173	13,277	27,308	40,385
Total other (expenses)	(28,080)	(32,879)	(103,612)	(95,139)
Income before income taxes	8,577	5,098	239,217	225,259
Income tax expense (benefit)	(4,677)	(1,245)	47,435	30,675
Net income	$13,254	$6,343	$191,782	$194,584
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$13,254	$6,343	$191,782	$194,584
Other comprehensive income, net of tax
Defined benefit pension plans:
Amortization of prior service cost, net of tax of $11, $11, $33 and $33, respectively	33	33	99	99
Amortization of net actuarial loss, net of tax of $606, $226, $1,818 and $678, respectively	1,920	717	5,760	2,152
Regulatory adjustment, net of tax of $(658), $(153), $5,882 and $(457), respectively	(2,082)	(481)	18,627	(1,447)
Net defined benefit pension plans, net of tax	(129)	269	24,486	804
Total other comprehensive income (loss), net of tax	(129)	269	24,486	804
Comprehensive income	$13,125	$6,612	$216,268	$195,388
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$191,782	$194,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,188	241,703
Deferred income taxes	54,730	42,545
Gain on sale of property	—	(1,604)
Share-based compensation expense	14,401	8,879
Equity AFUDC	(8,305)	(4,412)
Changes in current assets and liabilities:
Accounts receivable, net of allowance	63,902	90,272
Accrued utility revenue	48,400	44,900
Deferred purchased gas costs	(45,716)	116,765
Accounts payable	(44,960)	(68,234)
Accrued taxes	9,564	(1,757)
Receivable from parent	105,550	—
Other current assets and liabilities	(95,122)	(74,382)
Changes in deferred charges and other assets	(89,455)	(42,684)
Changes in other liabilities and deferred credits	22,229	(20,216)
Net cash provided by operating activities	485,188	526,359
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures and property additions	(800,948)	(570,351)
Proceeds from the sale of property	—	5,306
Changes in customer advances	10,480	3,246
Other	69	940
Net cash used in investing activities	(790,399)	(560,859)
CASH FLOW FROM FINANCING ACTIVITIES:
Contribution from parent	280,000	—
Dividends paid	—	(89,209)
Retirement of long-term debt	(75,000)	—
Change in long-term commercial paper	96,000	—
Withholding remittance - share-based compensation	(5,312)	(2,613)
Other, including principal payments on finance leases	(240)	(2,755)
Net cash provided by (used in) financing activities	295,448	(94,577)
Change in cash and cash equivalents	(9,763)	(129,077)
Cash and cash equivalents at beginning of period	56,408	311,073
Cash and cash equivalents at end of period	$46,645	$181,996

SUPPLEMENTAL INFORMATION:
Interest paid, net of amounts capitalized	$125,300	$128,858
Income taxes paid, net	$—	$1,006
Decrease of capital expenditures in Accounts payable or Other current liabilities	$(22,600)	$(800)
Equity AFUDC capitalized in regulated operations plant	$8,305	$4,412
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2025	47,482	$49,112	$2,195,489	$(34,546)	$1,314,911	$3,524,966
Net income	—	—	—	—	137,771	137,771
Share-based compensation (1)	—	—	67	—	(802)	(735)
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	446	—	446
Balance, March 31, 2026	47,482	49,112	2,195,556	(34,100)	1,451,880	3,662,448
Net income		—	—	—	40,757	40,757
Share-based compensation (1)	—	—	1,588	—	(75)	1,513
Contributions from Southwest Gas Holdings, Inc.	—	—	120,000	—	—	120,000
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax and regulatory adjustment	—	—	—	24,169	—	24,169
Balance, June 30, 2026	47,482	49,112	2,317,144	(9,931)	1,492,562	3,848,887
Net income	—	—	—	—	13,254	13,254
Share-based compensation (1)	—	—	8,376	—	(66)	8,310
Contributions from Southwest Gas Holdings, Inc.	—	—	160,000	—	—	160,000
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	(129)	—	(129)
Balance, September 30, 2026	47,482	$49,112	$2,485,520	$(10,060)	$1,505,750	$4,030,322

	Common stock shares
	Number of Shares	Stated Value	Additional Paid-in Capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2024	47,482	$49,112	$2,165,002	(38,401)	$1,059,773	$3,235,486
Net income	—	—	—	—	142,595	142,595
Share-based compensation (1)	—	—	2,116	—	(316)	1,800
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	268	—	268
Balance, March 31, 2025	47,482	49,112	2,167,118	(38,133)	1,202,052	3,380,149
Net income	—	—		—	45,646	45,646
Dividends declared to Southwest Gas Holdings, Inc.	—	—		—	(44,609)	(44,609)
Share-based compensation (1)	—	—	2,249	—	(83)	2,166
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	267	—	267
Balance, June 30, 2025	47,482	49,112	2,169,367	(37,866)	1,203,006	3,383,619
Net income	—	—	—	—	6,343	6,343
Share-based compensation (1)	—	—	2,385	—	(84)	2,301
Net actuarial gain arising during period, less amortization of unamortized benefit plan cost, net of tax	—	—	—	269	—	269
Balance, September 30, 2025	47,482	$49,112	$2,171,752	$(37,597)	$1,209,265	$3,392,532
(1) Relates to capital contributions from Southwest Gas Holdings, Inc. associated with share-based compensation awards granted to Southwest Gas employees.
The accompanying notes are an integral part of these statements.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Note 1 – Background and Organization
Nature of Operations. The Company, a Delaware corporation, is a holding company whose primary business consists of its ownership of Southwest Gas, a California corporation and regulated natural gas distribution utility. The Company’s common stock trades under the ticker symbol “SWX.” Until the deconsolidation of Centuri in August 2025, the Company’s businesses were managed through two separate reportable segments: Natural Gas Distribution (Southwest Gas) and Utility Infrastructure Services (Centuri). Following the deconsolidation of Centuri, the Company’s business consists solely of its ownership and investment in Southwest Gas.
Southwest Gas is engaged in the business of purchasing, distributing, and transporting natural gas for customers in portions of Arizona, Nevada, and California. Public utility rates, practices, facilities, and service territories of Southwest Gas are subject to regulatory oversight. The timing and amount of rate relief can materially impact results of operations. Natural gas purchases and the timing of related recoveries can materially impact liquidity. While mechanisms currently exist in all states in which Southwest Gas operates, which decouple authorized operating cost recovery and profitability from the volume of natural gas sold, thereby also incentivizing energy conservation, results for the Natural Gas Distribution segment are higher during winter periods due to the seasonality incorporated in its regulatory rate structures.
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
Segment Information. The Company’s and Southwest Gas’ CEO and President has been identified as the CODM for each company respectively. The CODM reviews the Company’s income (loss) from continuing operations and Southwest Gas’ net income (loss) as reported on their respective condensed consolidated statements of income in assessing performance and allocating resources. The CODM considers budget-to-actual variances against these metrics when making decisions about allocating capital and personnel. The CODM also uses income (loss) from continuing operations and net income (loss) to assess the return on assets, margin earned, and in assessing the compensation of certain employees.
Because both the Company and Southwest Gas operate as a single reportable segment, the related disclosure information is presented in the applicable sections. The other significant amounts required for disclosure are included within income (loss) from continuing operations and net income (loss). Revenues from external customers are reported as “Revenues from contracts with customers” in Note 3 – Revenues for the three and nine months ended September 30, 2026 and September 30, 2025. Capital expenditures for the three months ended September 30, 2026 and September 30, 2025 were $271.8 million and $207.9 million, respectively, and for the nine months ended September 30, 2026 and September 30, 2025 were $800.9 million and $570.4 million, respectively. The measures of assets for the Company and Southwest Gas are reported as “Total assets” on their respective Condensed Consolidated Balance Sheets.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Southwest Gas and the Company included in our 2025 Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Other Property and Investments. Other property and investments on Southwest Gas’ and the Company’s Condensed Consolidated Balance Sheets include:

(In thousands)	September 30, 2026	December 31, 2025
Net cash surrender value of COLI policies	$174,150	$165,551
Other property	2,274	4,396
Total Southwest Gas Corporation	176,424	169,947
Other property and investments	10,582	8,879
Total Southwest Gas Holdings, Inc.	$187,006	$178,826
Materials, supplies, and gas inventories. Materials, supplies, and gas inventories for Southwest Gas and the Company include gas pipe materials and operating supplies of $77.2 million and $78.1 million as of September 30, 2026 and December 31, 2025, respectively (carried at weighted average cost).
Prepaid and other current assets. Prepaid and other current assets for the Company and Southwest Gas include, among other things, $147.5 million and $91.1 million related to a regulatory asset associated with the Arizona decoupling mechanism as of September 30, 2026 and December 31, 2025, respectively, and a regulatory asset associated with the Nevada decoupling mechanism of $68.8 million and $39.0 million as of September 30, 2026 and December 31, 2025, respectively.
Regulatory Operations - Following CPUC approval of the All-Party Settlement, customers began to see the impact of the rates on July 1, 2026, Southwest Gas recognized $20.2 million of operating revenue in the second quarter of 2026 related to the period effective from January 1, 2026 through June 30, 2026. In August 2026, the CPUC approved a 10.0% return on equity relative to a 50.0% equity layer in its final decision.
On October 14, 2026, Southwest Gas received a final order in its Nevada general rate case approving new rates effective October 1, 2026. The order is expected to result in approximately $47.8 million in additional annual revenues.
Deferred charges and other assets. Deferred charges and other assets for Southwest Gas and the Company include, among other things, cloud-based software of $45.8 million and $33.9 million as of September 30, 2026 and December 31, 2025, respectively, and a regulatory asset associated with pension of $263.5 million as of September 30, 2026 and of $246.4 million as of December 31, 2025, respectively.
Accrued general taxes. Accrued general taxes for the Company and Southwest Gas include, among other things, $49.0 million and $27.1 million related to property taxes accrued as of September 30, 2026 and December 31, 2025, respectively.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Other Income (Deductions). The following table provides the composition of significant items included in Other income (deductions) in Southwest Gas’ and the Company’s Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Southwest Gas Corporation:
Change in value of COLI policies (1)	$5,000	$2,700	$8,300	$6,500
Interest income	3,567	5,688	9,298	17,315
Equity AFUDC	3,823	1,501	8,305	4,412
Other components of net periodic benefit gain	2,195	4,369	6,585	13,106
Miscellaneous income and (expense)	(1,412)	(981)	(5,180)	(948)
Southwest Gas Corporation - total other income (deductions)	13,173	13,277	27,308	40,385
Southwest Gas Holdings, Inc.:
Interest income	712	2,140	7,852	2,504
Equity in earnings (loss) of unconsolidated investments	(92)	(2)	1,005	(146)
Miscellaneous income and (expense)	(29)	(48)	(115)	(114)
Southwest Gas Holdings, Inc. – total other income (deductions)	$13,764	$15,367	$36,050	$42,629
(1) COLI policies are typically valued at net cash surrender value.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Weighted average basic shares	72,565	72,209	72,508	72,104
Effect of dilutive securities:
Restricted stock units (1),(2)	258	196	178	161
Weighted average diluted shares	72,823	72,405	72,686	72,265
(1) The number of securities included 235,000 and 161,000 performance stock units during the three months ended September 30, 2026 and September 30, 2025, respectively. During the nine months ended September 30, 2026 and September 30, 2025, respectively, the number of securities included 159,000 and 136,000 performance stock units, the total of which was derived by assuming that target performance will be achieved during the relevant performance period.
(2) The number of anti-dilutive restricted stock units excluded from the calculation of diluted shares on continuing operations during the three months ended September 30, 2025 is 196,000.
Income Taxes. The Company’s effective tax rate was (59.7)% for the three months ended September 30, 2026, compared to 208.8% for the corresponding period in 2025. The lower effective tax rate was primarily due to a deferred state income tax expense recognized in the prior year’s quarter and a state income tax benefit recognized in the current year’s quarter related to a change in state apportionment rates. The Company’s effective tax rate was 20.8% for the nine months ended September 30, 2026, compared to 35.4% for the corresponding period in 2025, primarily due to a deferred state income tax expense recognized in the prior year’s period and deferred state income tax benefit recognized in the current year’s period related to a change in state apportionment rates. This was partially offset by lower amortization of excess deferred income taxes and higher nondeductible executive compensation in the current period when compared to the prior year’s period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Southwest Gas’ effective tax rate was (54.5)% for the three months ended September 30, 2026, compared to (24.4)% for the corresponding period in 2025. The lower effective tax rate was primarily due to a lower deferred state income tax benefit recognized in the prior year’s quarter related to a change in state apportionment rates combined with higher amortization of excess deferred income taxes in the current year’s quarter. Southwest Gas’ effective tax rate was 19.8% for the nine months ended September 30, 2026, compared to 13.6% in the corresponding period in 2025 primarily due to a larger deferred state income tax benefit recognized in the prior year’s period related to a change in state apportionment rates. In addition, there were lower amortization of excess accumulated deferred income taxes and higher nondeductible executive compensation in the current period when compared to the prior year’s period.
Recent Accounting Standards Updates.
Recently issued accounting pronouncements that will be effective in 2026 and thereafter:
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The update requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027; early adoption is permitted. The update should be applied prospectively; however, retrospective application is also permitted. Management expects the update to impact disclosures only and does not expect it to affect the Company’s and Southwest Gas’ financial position, results of operations, or cash flows.
In September 2025, the FASB issued ASU 2025-06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The update improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years; early adoption is permitted. Management does not expect this update to have a material impact on the Company’s and Southwest Gas’ condensed consolidated financial statements.
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
Note 3 – Revenues
Southwest Gas’ operating revenues, but not its Operating margin (Regulated operations revenues less the net cost of gas sold), are directly impacted by variability between comparative periods in the cost of natural gas procured for customers as these costs are incorporated in customer rates. When included in rates (for customers except those taking transportation-only service), these costs are passed through to customers generally dollar-for-dollar without markup. Operating margin is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, measures of financial performance prepared in accordance with GAAP. Southwest Gas’ revenues overall, reflected on the Condensed Consolidated Statements of Income of both the Company and Southwest Gas, include revenue from contracts with customers, which is shown below disaggregated by customer type, in addition to other categories of revenue:

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Residential	$155,727	$168,742	$743,448	$969,225
Small commercial	47,115	50,564	191,141	252,953
Large commercial	12,324	16,758	40,723	56,394
Industrial/other	8,115	9,695	25,762	33,836
Transportation	27,664	28,226	83,761	87,195
Revenues from contracts with customers	250,945	273,985	1,084,835	1,399,603
Alternative revenue program revenues	46,442	40,064	151,872	52,568
Other revenues (1)	796	2,862	4,749	7,474
Total Regulated operations revenues (2)	$298,183	$316,911	$1,241,456	$1,459,645
(1) Amounts include late fees and other miscellaneous revenues and may also include the impact of certain regulatory mechanisms.
(2) The amounts for the nine months ended September 30, 2025 differ from Southwest Gas due to the revision discussed in Note 6 - Previously Issued Condensed Consolidated Financial Statements.
As of September 30, 2026, the Company and Southwest Gas had backlog performance obligations through Great Basin, excluding intercompany transactions, totaling $46.6 million through August 31, 2029. Of the current backlog, $4.3 million is expected to be fulfilled within the year ended December 31, 2026, $15.9 million within the year ended December 31, 2027, $15.9 million within the year ended December 31, 2028, and $10.5 million within the year ended December 31, 2029. Under the terms of Great Basin’s current settlement agreement, new rates will become effective no later than September 1, 2029. Accordingly, the Company and Southwest Gas are unable to reasonably estimate performance obligations that may arise beyond September 1, 2029. The backlog consists of firm customer contracts for natural gas transportation services. The backlog does not reflect any contracts or commitments associated with the Great Basin 2028 expansion project, which are expected to be incorporated into the backlog when the commercial operations start. Seasonal fluctuation may impact the timing of fulfillment as demand for natural gas typically increases during winter months. The Company defines backlog as the aggregate value of signed contracts for which performance obligations remain unsatisfied.
Note 4 – Debt
Credit Facilities
Southwest Gas has a $400.0 million revolving credit facility that is scheduled to expire in August 2029. In June 2025, Southwest Gas amended this revolving credit agreement, which among other things, added a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million and added a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas is also required to pay a commitment fee on the unfunded portion of the commitments which ranges from 0.075% to 0.200%. At September 30, 2026, the applicable margin was 1.125% for loans bearing interest with reference to SOFR and 0.125% for loans bearing interest with reference to the alternative base rate. To support its commercial paper program, available capacity under the revolving credit facility is reduced by outstanding commercial paper. At September 30, 2026, no borrowings were outstanding under the revolving credit facility and there was an amount outstanding on the commercial paper as described below.
Southwest Gas Holdings has a $300.0 million revolving credit agreement that is scheduled to expire in August 2029. At September 30, 2026, the applicable margin is 1.125% for loans bearing interest to SOFR and 0.125% for loans bearing interest with reference to the alternative base. Southwest Gas Holdings has a one-week interest period option with an interest rate equal to Daily Simple SOFR plus 0.03839% plus the applicable margin. Southwest Gas Holdings is also required to pay a commitment fee on the unfunded portion of the commitments, which ranges from 0.075% to 0.200%. The revolving credit agreement also contains a swingline loan sub-facility in an aggregate principal amount at any time outstanding not to exceed $30.0 million. At September 30, 2026, there were no borrowings outstanding under this credit facility.
Long-Term Debt
Long-term debt is recognized in the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets generally at the carrying value of the obligations outstanding. Details surrounding the fair value and individual carrying values of instruments are provided in the table that follows.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

	September 30,		December 31,
	2026		2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Southwest Gas Holdings, Inc. and Southwest Gas Corporation:
Debentures:
8% Series, due August 2026	$—	$—	$75,000	$76,388
Medium-term notes, 7.92% series, due June 2027	25,000	25,310	25,000	26,058
Medium-term notes, 6.76% series, due September 2027	7,500	7,560	7,500	7,726
Notes, 5.8%, due December 2027	300,000	301,890	300,000	309,090
Notes, 3.7%, due April 2028	300,000	292,950	300,000	297,450
Notes, 5.45%, due February 2028	300,000	300,180	300,000	307,620
Notes, 2.2%, due June 2030	450,000	397,620	450,000	409,365
Notes, 4.05%, due March 2032	600,000	548,640	600,000	579,540
Notes, 6.1%, due February 2041	125,000	120,925	125,000	130,762
Notes, 4.875%, due October 2043	250,000	203,000	250,000	219,350
Notes, 3.8%, due September 2046	300,000	207,090	300,000	228,180
Notes, 4.15%, due June 2049	300,000	211,380	300,000	237,120
Notes, 3.18%, due August 2051	300,000	180,630	300,000	205,710
Unamortized discount and debt issuance costs	(20,672)		(23,207)
	3,236,828		3,309,293
Revolving credit facility and commercial paper	96,000		—
Industrial development revenue bonds:
Tax-exempt Series A, due December 2028	50,000	50,000	50,000	50,000
2003 Series A, due March 2038	50,000	50,000	50,000	50,000
2008 Series A, due March 2038	50,000	50,000	50,000	50,000
2009 Series A, due December 2039	50,000	50,000	50,000	50,000
Unamortized discount and debt issuance costs	(1,048)		(1,281)
	198,952		198,719
Less: current maturities	32,500		75,000
Southwest Gas Holdings, Inc. and Southwest Gas Corporation total long-term debt, less current maturities	$3,499,280		$3,433,012
In July 2026, Southwest Gas expanded its commercial paper program from $50.0 million to $100.0 million and entered into new dealer agreements in connection with the expanded program. At September 30, 2026, $96.0 million of commercial paper borrowings were outstanding and classified as long-term debt based on management’s intent and ability to refinance these obligations on a long-term basis.
Short-Term Debt
As indicated above in the Long-Term debt table, the 8% Series debenture for $75.0 million matured in August 2026 and was repaid on August 3, 2026, while the 7.92% Series Medium-Term Note for $25.0 million matures in June 2027 and 6.76% Series Medium-Term Note for $7.5 million matures in September 2027.
The weighted average interest rate of the current maturities of long-term debt was 7.71% at September 30, 2026 and 9.23% at December 31, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Note 5 – Components of Net Periodic Benefit Cost
The components of Southwest Gas' net periodic benefit cost for its QRP, SERP, and PBOP for the three and nine months ended September 30, 2026 and 2025 are presented in the following tables.

	Three Months Ended September 30,
	2026			2025
(In thousands)	QRP	SERP	PBOP	QRP	SERP	PBOP
Service cost	$6,467	$52	$299	$6,099	$58	$292
Interest cost	16,726	589	835	16,397	596	856
Expected return on plan assets	(22,221)	—	(694)	(22,582)	—	(623)
Amortization of prior service costs	—	—	44	—	—	44
Amortization of net actuarial loss (gain)	2,295	334	(103)	751	270	(78)
Net periodic benefit cost	$3,267	$975	$381	$665	$924	$491

	Nine Months Ended September 30,
	2026			2025
(In thousands)	QRP	SERP	PBOP	QRP	SERP	PBOP
Service cost	$19,401	$156	$897	$18,296	$174	$876
Interest cost	50,178	1,767	2,505	49,191	1,788	2,569
Expected return on plan assets	(66,663)	—	(2,082)	(67,745)	—	(1,871)
Amortization of prior service costs	—	—	132	—	—	132
Amortization of net actuarial loss (gain)	6,885	1,002	(309)	2,255	810	(235)
Net periodic benefit cost	$9,801	$2,925	$1,143	$1,997	$2,772	$1,471
Note 6 - Previously Issued Condensed Consolidated Financial Statements
Southwest Gas Holdings, Inc.– Restatement of Previously Issued Condensed Consolidated Financial Statements
In connection with the Company’s 2025 Form 10-K, management identified errors in the calculation of estimated deferred income tax liabilities associated with state income taxes. The errors arose following the Company’s sale of shares of Centuri’s common stock in the second and third quarters of 2025, which resulted in the tax deconsolidation of Centuri. The errors occurred because the Company did not update estimated future state apportionment rates following the Company’s sale of 13,207,142 shares of Centuri common stock on May 22, 2025, which resulted in income tax deconsolidation for Arizona, and subsequently following the Company's sale of 18,823,500 shares of Centuri common stock on August 11, 2025, which resulted in income tax deconsolidation for the remaining states, primarily California. As a result, income tax expense and net deferred income tax liabilities were understated by approximately $7.8 million as of and for the three months ended September 30, 2025, and $35.1 million as of and for the nine months ended September 30, 2025.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

The effects of the correction of the errors on the Condensed Consolidated Financial Statements are as follows:

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Income tax expense (benefit)	$(803)	$7,842	$7,039	$36,059	$35,113	$71,172
Income (loss) from continuing operations, net of income tax	4,175	(7,842)	(3,667)	165,003	(35,113)	129,890
Net income (loss)	267,959	(7,842)	260,117	366,817	(35,113)	331,704
Net income (loss) attributable to Southwest Gas Holdings, Inc.	$270,476	$(7,842)	$262,634	$371,463	$(35,113)	$336,350

Earnings (loss) per share attributable to Southwest Gas Holdings, Inc.:
Continuing operations	$0.06	$(0.11)	$(0.05)	$2.29	$(0.49)	$1.80
Net earnings (loss) per share - basic	$3.75	$(0.11)	$3.64	$5.15	$(0.49)	$4.66

Diluted earnings (loss) per share:
Continuing operations	$0.06	$(0.11)	$(0.05)	$2.28	$(0.49)	$1.79
Net earnings (loss) per share - diluted	$3.74	$(0.11)	$3.63	$5.14	$(0.49)	$4.65

Weighted average shares:
Basic	72,209		72,209	72,104		72,104
Diluted	72,405		72,405	72,265		72,265

SOUTHWEST GAS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss)	$267,959	$(7,842)	$260,117	$366,817	$(35,113)	$331,704
Comprehensive income (loss)	266,566	(7,842)	258,724	372,774	(35,113)	337,661
Comprehensive income (loss) attributable to Southwest Gas Holdings, Inc.	$269,879	$(7,842)	$262,037	$377,131	$(35,113)	$342,018

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

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

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025
	As Reported	Adjustments	As Revised
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$182,139	$12,445	$194,584
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	52,890	(10,345)	42,545
Changes in current assets and liabilities:
Accounts receivable, net of allowance	92,372	(2,100)	90,272
Deferred purchased gas costs	114,768	1,997	116,765
Accounts payable	(66,237)	(1,997)	(68,234)
Net cash provided by operating activities	$526,359	$—	$526,359

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SOUTHWEST GAS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	As Reported	Adjustments	As Revised
Net income (loss), for the three months ended March 31, 2025	$142,942	$(347)	$142,595
Retained earnings, March 31, 2025	1,238,775	(36,723)	1,202,052
Total Equity, March 31, 2025	3,416,872	(36,723)	3,380,149
Net income for the three months ended June 30, 2025	33,677	11,969	45,646
Retained earnings, June 30, 2025	1,227,760	(24,754)	1,203,006
Total Equity, June 30, 2025	3,408,373	(24,754)	3,383,619
Net income for the three months ended September 30, 2025	5,520	823	6,343
Retained earnings, September 30, 2025	1,233,196	(23,931)	1,209,265
Total Equity, September 30, 2025	$3,416,463	$(23,931)	$3,392,532
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
As of September 30, 2026, Southwest Gas had approximately 2,298,000 residential, commercial, industrial, and other natural gas customers, of which 1,233,000 customers were located in Arizona, 857,000 in Nevada, and 208,000 in California. Residential and small commercial customers represented over 99% of the total customer base. During the twelve months ended September 30, 2026, approximately 52% of Operating margin (Regulated operations revenues less the net cost of gas sold) was earned in Arizona, approximately 34% in Nevada, and approximately 14% in California. During this same period, Southwest Gas earned approximately 86% of its Operating margin from residential and small commercial customers, approximately 4% from other sales customers, and approximately 10% from transportation customers. These patterns are expected to remain materially consistent for the foreseeable future subject to the ultimate outcome of the Great Basin 2028 expansion project. Refer to Great Basin 2028 Expansion Project discussion below.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

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
•If Southwest Gas has under-recovered costs, it records a regulatory asset on the Condensed Consolidated Balance Sheets as deferred purchased gas costs and interest income on the Condensed Consolidated Statements of Income within the Other income (deductions) line item.
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
The demand for natural gas is seasonal, with greater demand in the colder winter months and decreased demand in the warmer summer months. All of Southwest Gas’ service territories currently have decoupled rate structures (alternative revenue programs), which are designed to eliminate the direct link between volumetric sales and revenue, thereby mitigating the impacts of weather variability and conservation on Operating margin, allowing Southwest Gas to pursue energy efficiency initiatives. Nearly all of our customers, and resulting revenue and margin, are included as part of mechanisms that reduce the impact of weather and volume variability on our earnings.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Executive Summary
The items discussed in this Executive Summary are intended to provide an overview of the results of the Company’s and Southwest Gas’ operations and are covered in greater detail in later sections of this MD&A.
Summary Operating Results

	Period Ended September 30,
	Three Months		Nine Months
(In thousands, except per share amounts)	2026	2025	2026	2025
Contribution to net income
Natural Gas Distribution	$13,254	$6,343	$191,782	$194,931
Corporate and administrative (1)	(471)	(10,010)	1,497	(65,041)
Income (loss) from continuing operations	12,783	(3,667)	193,279	129,890
Income from discontinued operations, net of taxes	—	266,301	—	206,460
Net income attributable to Southwest Gas Holdings	$12,783	$262,634	$193,279	$336,350

Weighted average common shares	72,565	72,209	72,508	72,104

Basic earnings (loss) per share
Continuing operations	$0.18	$(0.05)	$2.67	$1.80
Discontinued operations	—	3.69	—	2.86
Net earnings (loss) per share - basic	$0.18	$3.64	$2.67	$4.66

Natural Gas Distribution Segment
Reconciliation of Utility gross margin to Operating margin (Non-GAAP measure)
Utility gross margin	$115,106	$118,141	$571,108	$546,006
Plus:
Operations and maintenance (excluding Admin. & General) expense	82,058	77,012	245,445	242,538
Depreciation and amortization expense	80,900	79,073	258,188	241,703
Operating margin	$278,064	$274,226	$1,074,741	$1,030,247

Southwest Gas Corporation (2)
Reconciliation of Utility gross margin to Operating margin (Non-GAAP measure)
Utility gross margin	$115,106	$118,141	$571,108	$548,106
Plus:
Operations and maintenance (excluding Admin. & General) expense	82,058	77,012	245,445	242,538
Depreciation and amortization expense	80,900	79,073	258,188	241,703
Operating margin	$278,064	$274,226	$1,074,741	$1,032,347
(1) In connection with the deconsolidation of Centuri, certain amounts in Corporate and administrative that relate to the Centuri separation have been reclassified to discontinued operations for all periods presented as applicable.
(2) Historically, Southwest Gas Corporation’s operating results have corresponded to the operating results of the Natural Gas Distribution Segment. The amounts reported in the table above differ from the Natural Gas Distribution segment for the nine months ended September 30, 2025, due to the revision described in our 2025 Annual Report on Form 10-K.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

3rd Quarter 2026 overview and other recent developments
Southwest Gas Holdings, Inc.:
•Finished the third quarter of 2026 with nearly $657.4 million in available liquidity; the Company does not expect to issue equity in 2026.
•Invested $417.3 million into Southwest Gas for capital projects.
Southwest Gas Corporation:
•Year-to-date Utility gross margin of $571.1 million and Operating margin of $1.1 billion.
•$787.2 million capital investment year-to-date.
•Southwest Gas received the final decision on our Nevada general rate case on October 14, 2026, with rates effective in October 2026, providing approximately $47.8 million of incremental annual revenue to recover costs and investments made on behalf of customers.
•California rate case concluded in August 2026 providing $32.6 million of incremental annual revenue, reinforcing regulatory support for infrastructure investments and enhancing earnings visibility.
Results of Operations
Historically, the Natural Gas Distribution segment operating results have corresponded to the operating results of Southwest Gas. The amounts reported in the table below differ from Southwest Gas for the nine months ended September 30, 2025, due to the revision described in Note 6 - Previously Issued Condensed Consolidated Financial Statements.
Results of Natural Gas Distribution Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Regulated operations revenues	$298,183	$316,911	$1,241,456	$1,459,645
Net cost of gas sold	20,119	42,685	166,715	429,398
Operating margin	278,064	274,226	1,074,741	1,030,247
Operations and maintenance expense	135,818	133,808	400,273	399,867
Depreciation and amortization	80,900	79,073	258,188	241,703
Taxes other than income taxes	24,689	23,368	73,451	70,379
Operating income	36,657	37,977	342,829	318,298
Other income	13,173	13,277	27,308	40,385
Net interest deductions	41,253	46,156	130,920	135,524
Income before income taxes	8,577	5,098	239,217	223,159
Income tax expense (benefit)	(4,677)	(1,245)	47,435	28,228
Contribution to consolidated results	$13,254	$6,343	$191,782	$194,931
In the three months ended September 30, 2026 compared to the same period in 2025, the increase in net income of $6.9 million was primarily due to:
•$4.9 million lower Net interest deductions primarily due to lower over-collected PGA balances for Nevada, lower net deferrals and recoveries associated with the Southern Nevada VIER mechanism driven by a lower recovery rate in 2026 when compared to the same period in 2025, and higher capitalization of borrowing costs related to debt AFUDC.
•$3.8 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across California adding approximately $3.2 million. Also, there was a $1.8 million increase in recovery on regulatory account balances, with a comparable increase in Depreciation and amortization expense in regulatory account balances, $1.6 million attributable to customer growth for Arizona and Nevada, and $1.5 million increase related to Arizona SIM. Partially offsetting these increases were $3.9 million decrease attributable to nondecoupled billed margin across Arizona and Nevada, and $1.3 million decrease related to the Southern Nevada VIER mechanism, with a comparable decrease in Net interest deductions.
•$3.4 million higher Income tax benefit primarily due to a $3.4 million higher deferred state income tax benefit recognized in the current year’s quarter related to a change in state apportionment rates when compared to the prior year’s quarter combined with higher amortization of excess accumulated deferred income taxes.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Partially offset by:
•$2.0 million higher Operations and maintenance expense primarily due to increases in employee-related labor costs of $2.7 million, inclusive of a one-time incentive award of $2.0 million, and bad debt expense of $1.7 million. These increases were partially offset by lower net insurance cost of $2.1 million and lower leak survey and line locating expenses.
•$1.8 million, or 2%, higher Depreciation and amortization expense reflecting a $788.2 million, or 7%, increase in gas plant in service since the corresponding third quarter of 2025. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. Also contributing to the increase was a $1.8 million higher amortization of regulatory account balances which is offset in Operating margin. This increase was partially offset by a $5.8 million cumulative adjustment related to certain regulatory assets.
•$1.3 million higher Taxes other than income taxes primarily due to an increase in property taxes in California and Nevada jurisdictions.
In the nine months ended September 30, 2026 compared to the same period in 2025, the decrease in net income of $3.1 million was primarily due to:
•$19.2 million higher Income tax expense due to an $8.6 million higher deferred state income tax benefit recognized in the prior year’s period related to a change in state apportionment rates when compared to the current year’s period. The increase was also driven by $5.1 million due to higher pre-tax income differences, $3.9 million due to lower amortization of excess accumulated deferred income taxes, and $2.1 million due to larger nondeductible executive compensation partially offset by $0.5 million due to other nontaxable and nondeductible items in the current period when compared to the prior year’s period.
•$16.5 million, or 7%, higher Depreciation and amortization expense reflecting a $788.2 million, or 7%, increase in gas plant in service since the corresponding period of 2025. The increase in plant was attributable to pipeline capacity reinforcement work, franchise requirements, scheduled pipe replacement activities, and new infrastructure. In addition, there was an increase of $7.8 million due to higher amortization related to regulatory account balances, which is offset in Operating margin. This increase was partially offset by a $5.8 million cumulative adjustment related to certain regulatory assets.
•$13.1 million lower Other income, which is net of other deductions, primarily driven by lower interest income earned on money market accounts of $8.0 million, lower net periodic benefit gain related to pension non-service components of $6.5 million, the absence of a prior year gain on the sale of certain miscellaneous assets of $1.6 million, and higher contributions to the Southwest Gas Foundation of $1.9 million primarily due to timing differences as the 2025 contribution was made in 2024. These decreases were partially offset by an increase in Equity AFUDC of $3.9 million related to the commencement of the Great Basin 2028 expansion project and $1.8 million higher COLI policies gains.
•$3.1 million higher Taxes other than income taxes due primarily to increase in property taxes across all of Southwest Gas’ jurisdictions.
•$0.4 million higher Operations and maintenance expense primarily due to increases in employee-related labor costs of $4.7 million, inclusive of a one-time incentive award of $2.1 million. These increases were partially offset by lower insurance cost of $4.1 million.
Partially offset by:
•$44.5 million higher Operating margin primarily driven by updated rates that better align with Southwest Gas’ cost of service and capital investments across California and Arizona adding approximately $35.9 million, of which approximately $23.4 million was attributable to the revenue recognized in connection with final approval of the California general rate case and related cost of capital proceedings. Also, there was a $7.8 million increase related to recovery on regulatory account balances, with a comparable increase in Depreciation and amortization expense, $6.1 million attributable to customer growth for all territories, and $1.5 million increase related to Arizona SIM. Partially offsetting these increases was a $4.7 million decrease attributable to the absence of recovery in the current period, as recovery under the Vintage Steel Pipeline Program was concluded during the first quarter of 2025.
•$4.6 million lower Net interest deductions primarily due to lower over-collected PGA balances for Nevada when compared to the same period in 2025. Also contributing to the decrease was higher capitalization of borrowing costs related to debt AFUDC.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Corporate and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Contribution to consolidated results	$(471)	$(10,010)	$1,497	$(65,041)
In the three months ended September 30, 2026, net loss decreased by $9.6 million; the decrease was primarily due to:
•$8.4 million higher Income tax benefit compared to an Income tax expense in the same period in 2025 primarily due to an $8.7 million deferred state income tax expense recognized in the prior year’s quarter related to a change in state apportionment rates. The decrease was partially offset by lower pre-tax loss differences in the current quarter when compared to the prior year’s quarter.
•$2.8 million lower Net interest deductions primarily driven by the repayment of the remaining $225.0 million term loan in the prior year’s quarter as well as the repayment of the previously outstanding balance on the revolving credit facility.
Partially offset by:
•$1.5 million lower Other income, which is net of other deductions, primarily driven by a decrease in interest income earned on money market accounts due to Southwest Gas Holdings investing in Southwest Gas for its capital plan.
In the nine months ended September 30, 2026, net income improved by $66.5 million compared to a net loss in the same period in 2025; the improvement was primarily due to:
•$39.5 million lower Income tax expense due to a $47.9 million deferred state income tax expense recognized in the prior year’s period related to a change in state apportionment. The decrease was partially offset by higher pre-tax income differences in the current period when compared to the prior year’s period and changes to state net operating losses to reflect expected utilization.
•$21.1 million lower Net interest deductions primarily driven by the repayment of the $550.0 million term loan in the summer of 2025 as well as the decrease in the balance that was previously outstanding on the revolving credit facility.
•$6.5 million higher Other income, which is net of other deductions, primarily driven by an increase in interest income earned on money market accounts.
Discontinued Operations
In the three months ended September 30, 2026, compared to the same period in 2025, the decrease in net gain of $266.3 million was primarily due to the gain recognized on the disposition of Centuri in the prior period and, to a lesser extent, the absence of its operating results in the current period.
In the nine months ended September 30, 2026, compared to the same period in 2025, the decrease in net gain of $206.5 million was primarily due to the gain recognized on the disposition of Centuri in the prior period and, to a lesser extent, the absence of its operating results in the current period.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Results of Southwest Gas Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Regulated operations revenues	$298,183	$316,911	$1,241,456	$1,461,745
Net cost of gas sold	20,119	42,685	166,715	429,398
Operating margin	278,064	274,226	1,074,741	1,032,347
Operations and maintenance expense	135,818	133,808	400,273	399,867
Depreciation and amortization	80,900	79,073	258,188	241,703
Taxes other than income taxes	24,689	23,368	73,451	70,379
Operating income	36,657	37,977	342,829	320,398
Other income	13,173	13,277	27,308	40,385
Net interest deductions	41,253	46,156	130,920	135,524
Income before income taxes	8,577	5,098	239,217	225,259
Income tax expense (benefit)	(4,677)	(1,245)	47,435	30,675
Contribution to consolidated results	$13,254	$6,343	$191,782	$194,584
In the three months ended September 30, 2026, compared to the same period in 2025, the increase in net income of $6.9 million was consistent with the Natural Gas Distribution segment.
In the nine months ended September 30, 2026, compared to the same period in 2025, the decrease in net income of $2.8 million was consistent with the Natural Gas Distribution segment except for:
•$42.4 million higher Operating margin consistent with the Natural Gas Distribution segment explanation combined with a decrease in Operating margin of $2.1 million due to revisions. See Note 6 - Previously Issued Condensed Consolidated Financial Statements for additional information.
•$16.8 million higher Income tax expense consistent with the Natural Gas Distribution segment explanation combined with a decrease in income taxes of $2.4 million related to the prior year adjustments described in our 2025 Annual Report on Form 10-K.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

The application also proposes a formula-based RAM, which is an annual adjustment intended to reduce regulatory lag by more closely aligning customer rates with Southwest Gas’ actual cost of service and authorized returns between rate cases. The proposed RAM contemplates an approved formula to adjust customer rates based on Southwest Gas’ earned return on common equity compared with its authorized return on common equity, subject to a Deadband. Approval of the RAM would eliminate the need for certain existing regulatory tracker mechanisms, including the TEAM and the SIM. New rates from this filing are expected to become effective by April 2027, subject to regulatory approval. Staff filed testimony recommending a $58.2 million revenue increase based on a 9.75% return on equity with a 0.20% fair value increment or alternatively, a $53.7 million revenue increase with no fair value increment.  Staff supports the implementation of the RAM, signaling support for a return on equity at the lower end of its recommended reasonable range of 9.5% - 9.75% should the Commission adopt the RAM.
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
Arizona Regulatory Mechanisms. Southwest Gas uses several regulatory mechanisms in Arizona to address timing differences between costs incurred and recovery through base rates:
•The SIM supports the recovery of eligible non-revenue-producing infrastructure investments related to safety, code compliance, and system integrity. Recovery through the SIM is subject to an annual investment cap of $50.0 million, with surcharge updates occurring annually. The first SIM surcharge application for the recovery of SIM eligible projects completed in 2025 was filed March 2026, with rates effective April 1, 2026, subject to refund. The ACC approved the SIM surcharge as filed by Southwest Gas in June 2026. In September 2025, Southwest Gas filed its 2026 Project Plan reflecting SIM eligible projects scheduled to be completed in 2026 along with its Notice of Intent to file a March 2027 SIM surcharge application. Southwest Gas filed its 2027 Project Plan reflecting SIM eligible projects scheduled to be completed in 2027, along with its Notice of Intent to file a March 2028 SIM surcharge application in September 2026.
•The DCA is Arizona’s margin decoupling mechanism and removes the direct relationship between volumes sold and earned revenues. Annual DCA filings return or recover over- or under-collected authorized margins. In August 2025, the ACC approved Southwest Gas’ 2025 DCA application, as filed, to recover the under-collected balance as of March 31, 2025, of approximately $40.7 million, which is expected to be recovered over 12 months from the time rates become effective. Southwest Gas’ most recent filing of the DCA Annual Report was made in April 2026, requesting recovery of the under-collected balance of $107.5 million existing as of March 31, 2026. To mitigate impact on customer bills, Southwest Gas proposed to calculate the DCA rates based on an extended 15-month period, seasonally adjusted, with a higher rate applicable in the summer season of May through October and a lower rate applicable in the winter season of November through April. The ACC approved Southwest Gas’ application with a minor modification to the seasonal rates as proposed to recover the $107.5 million under-collected balance.
•On January 27, 2025, Southwest Gas filed a proposed modification to the PGA mechanism to increase the GCBA rate to allow for a greater credit rate to be implemented than otherwise allowed under existing GCBA framework to facilitate the more timely return of the existing over-collected balance to customers. The ACC approved Southwest Gas’ request to implement a credit rate of $0.08138 per therm effective the first quarter 2025, requiring that the credit rate will terminate when the GCBA balance is reduced to less than $10.0 million. In April 2026, in response to the continued over-collected GCBA balance, Southwest Gas filed a new application with the ACC to increase the applicable Deadband within which Southwest Gas may adjust the GCBA rate from the currently authorized 10 cents per therm to a proposed 20 cents per therm with a requested effective date of August 2026 to continue the more timely return of the over-collected balance to customers. In August 2026, the ACC modified and approved Southwest Gas’ application. The currently effective GCBA credit rate of $0.08138 per therm will remain in place through October 2026 and will increase to a credit of $0.10000 in November 2026, $0.12000 in December 2026 through February 2027; then reducing to $0.10000 in March 2027, $0.08000 in April 2027 and zero in May 2027.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

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
Arizona Affiliate Rules Waiver. In February 2026, Southwest Gas filed an application with the ACC seeking a waiver of certain affiliate rules to allow Southwest Gas Holdings and Southwest Gas to issue financing to Great Basin for the 2028 expansion project.  On April 8, 2026, the ACC approved the limited waiver for a period of three years and a $1.7 billion cap on the investment in the 2028 expansion project.  Southwest Gas is required to seek a modification to the ACC’s final decision if the project costs are anticipated to exceed this amount.
Nevada Jurisdiction
Nevada Overview. Nevada contributes approximately 34% to Southwest Gas’ Operating margin. In Nevada, regulatory frameworks in the state include decoupled rate design and targeted mechanisms that support infrastructure investment while reducing earnings volatility.
Nevada General Rate Case. On March 18, 2026, Southwest Gas filed a general rate case application with the PUCN, seeking an increase of approximately $71.3 million, or 10.8% of incremental annual revenues to reflect infrastructure investments and operating costs through November 30, 2025. The initial request was updated to seek an increase of approximately $74.2 million, to update plant in service and adjust for known changes in labor and pension costs for the certification period ended May 31, 2026. The filing requested a 10.0% return on common equity and an actual equity layer of 51.35% at the end of the certification period and proposes to maintain the existing decoupled rate design and basic service charges along with the continuation of the regulatory accounting treatment approved in 2025 to track the actual costs incurred for line location expenses to the level of expense to be established in the general rate case. Following a hearing held in August 2026, the PUCN issued an order on October 14, 2026 maintaining the previously authorized 9.5% return on equity and approving the actual equity layer of 51.35%, as proposed, along with an approximately $47.8 million increase in incremental annual revenues with new rates effective in October 2026. The Commission's decision excluded approximately $50.0 million of Certification Plant from rate base. While excluded from rate base in this proceeding, the Commission did not determine that these costs were imprudent or unrecoverable. Accordingly, Southwest Gas filed a petition for reconsideration of this matter on October 28, 2026. The Commission will grant or deny the petition within 40 days after the date of filing; if no action is taken within that period, the petition will be deemed denied. If the petition is denied, Southwest Gas will request recovery of this in the next GRC or alternative ratemaking adjustment filing, subject to approval of an alternative ratemaking plan.
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
Purchased Gas and Cost Recovery Mechanisms. Southwest Gas uses several regulatory mechanisms in Nevada to address timing differences between costs incurred and recovery through base rates:
•The GRA serves as Nevada’s margin decoupling mechanism and is updated through the ARA application. Updated rates for the GRA and other regulatory mechanisms were included in the 2025 ARA application filed in November 2025 requesting to adjust the GRA rates to recover the approximate $28.2 million balance as of September 30, 2025. In May 2026, the PUCN approved an all-party settlement recommending approval of the application was filed, with rates effective July 1, 2026.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

•The DEAA currently facilitates the return of previously over-collected purchased gas costs to customers and serves as the mechanism to collect under-collected purchased gas costs from customers. The implementation of a DEAA credit of $0.20000 per therm applicable to southern Nevada customers and a credit of $0.25000 per therm applicable to northern Nevada customers became effective July 1, 2025. Subsequent quarterly adjustments, including those in October 2025, January 2026, April 2026, and July 2026 have been calculated consistently with the statutory rate cap of 2.5 cents per quarter, resulting in an increased credit rate of $0.30000 in southern Nevada and $0.35000 in northern Nevada, as of July 1, 2026. The over-collected PGA balance that existed at December 31, 2025, has been reduced to an over-collected balance of approximately $163.5 million and $25.2 million in southern and northern Nevada, respectively, at September 30, 2026. The most recent modification of the DEAA is expected to impact near-term liquidity at Southwest Gas when compared to earlier projections over 2025-2026 while modestly reducing interest expense on a net basis.
•Line Locate Activity Expenses Application. In January 2025, Southwest Gas filed an application with the PUCN for authority to establish regulatory accounting treatment for line locate activity expenses, allowing Southwest Gas to track the actual level of line locate costs in operation and maintenance expense and to record, in a regulatory asset or liability account, the difference between amounts incurred and the level established in the most recently concluded general rate case. In July 2025, the PUCN approved regulatory accounting treatment beginning January 1, 2025. The proposal did not include carrying charges on the regulatory account balance in order to focus solely on stemming the financial attrition experienced in between rate cases related to this work. The approximate $2.4 million deferred regulatory assets included for consideration in the recently filed general rate case along with the continuation of the regulatory accounting treatment was approved.
These mechanisms primarily affect the timing of cash flows and are intended to reduce earnings volatility rather than impact long-term returns.
Resource Plan. In April 2026, Southwest Gas received approval of its first triennial resource plan, filed in September 2025, pursuant to SB 281 (2023). Southwest Gas received a determination of prudency for approximately $186.7 million of certain significant operational or capital requirements, as defined by SB 281, during the 2026-2028 action plan period, including safety-related and system integrity management investments in southern and northern Nevada, and a proposal to commence a vintage 1984/1985 pipe replacement program in southern Nevada. The PUCN also approved the approximate $4.8 million investment over the action plan period in two new safety-related programs (the natural gas alarm pilot program and the meter protection program), including authority to establish regulatory accounting for the natural gas alarm pilot program. The natural gas alarm pilot program proposed the purchase and installation of approximately 10,000 natural gas alarms in high occupancy facilities across Southwest Gas’ southern and northern Nevada service territories. The meter protection program proposed the purchase and installation of meter snow shelters to enhance the protection of existing meters in heavy snow load areas in Southwest Gas’ northern Nevada service territory around Lake Tahoe. Southwest Gas received approval to continue its currently authorized COYL replacement program, including the annual statewide capital investment amount of $5.0 million, and associated regulatory accounting treatment beyond the current program sunset date of July 30, 2027, through the end of 2028. Southwest Gas’ customer demand forecasting methodology for the applicable three-year action plan period was approved. With respect to gas resources, the PUCN authorized a modification of Southwest Gas’ currently authorized price cap of $14/dekatherm to $18/dekatherm for RNG purchases to better align with evolving RNG market conditions and to extend its current contract term length and purchasing authority for RNG beyond the currently approved date of December 31, 2029.
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
California General Rate Case. Southwest Gas filed its most recent general rate case in September 2024 seeking refreshed rates effective in January 2026 to reflect infrastructure investments and updated operating costs. The CPUC issued a decision in May 2026 approving the All-Party Settlement filed in September 2025 agreeing to a revenue increase of $39.5 million, before consideration of the litigated capital structure and cost of capital. Following the issuance of the decision, Southwest Gas requested approval to implement rates based on the $39.5 million settlement effective July 1, 2026, pending the issuance of the

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

final decision resolving the outstanding cost of capital-related issues. The CPUC approved Southwest Gas’ request, and customers began to see the impacts to rates on July 1, 2026. In June 2026, the Administrative Law Judge issued a proposed decision addressing the outstanding capital structure and cost of capital, recommending approval of a 10.0% return on equity and Southwest Gas’ proposed 50.0% equity layer. Southwest Gas filed comments with the CPUC requesting reconsideration of the proposed 10.0% return on equity given the approved settlement supporting the continuation of the ATM in place to adjust the return on equity in response to market conditions. The CPUC approved a 10.0% return on equity relative to a 50.0% equity layer in its August 2026 final decision, along with a modification to set the adjustment factor for the ATM to 20.0% of the change in interest rates from the previously effective 50.0%, resulting in a final revenue increase of $32.6 million. The CPUC previously granted Southwest Gas’ motion seeking authority to establish a general rate case memorandum account effective January 1, 2026, through the effective date of the CPUC’s final decision allowing Southwest Gas to track changes in the revenue requirement beginning January 1, 2026.
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
Great Basin 2028 Expansion Project. In response to shipper inquiries regarding available capacity and evolving market needs, Great Basin conducted two binding open seasons in 2025 for a planned 2028 system expansion. The open seasons identified potential incremental demand of up to ~1.76 Bcf/d and allowed existing and prospective shippers to evaluate capacity needs, alternative in-service dates, and the scope of the expansion project to support growing energy demand in northern Nevada. In December 2025, precedent agreements were executed with shippers to accommodate capacity requests totaling approximately 800 million cubic feet per day with an estimated potential capital investment of approximately $1.7 billion in the next three years with an expected in-service date of late 2028.
A Binding Open Season was issued on April 15, 2026, for available capacity in the 2028 expansion project following the evaluation of the system configuration and requirements necessary to meet the demand of the current project shippers. The open season offered the remaining available capacity, in excess of approximately 0.6 Bcf/d of currently contracted expansion capacity. As a result of demand received, precedent agreements were signed for just under 1 Bcf/d for the Great Basin 2028 expansion project with an expected in-service date of late 2028. This could increase capital investment by approximately $0.6 billion above the current estimate of $1.7 billion over the next three years. Great Basin also received further expressions of incremental capacity interest for an additional 1.8 Bcf/d for future in-service dates beyond 2028, which will be included in potential future expansion projects.
PGA Filings
The rate schedules in all of Southwest Gas’ service territories contain provisions that permit adjustment to rates as the cost of purchased gas changes. These deferred energy provisions and purchased gas adjustment clauses are collectively referred to as “PGA” clauses. Differences between gas costs recovered from customers and amounts paid for gas by Southwest Gas result in over- or under-collections. Balances are recovered from, or refunded to, customers on an ongoing basis with interest. As of September 30, 2026, over-collections in Southwest Gas’ Arizona and Nevada service territories resulted in a liability of approximately $264.4 million and under-collections in California resulted in an asset balance of approximately $2.3 million on the Company’s and Southwest Gas’ Condensed Consolidated Balance Sheets. The over-collected balances in the table below reflect the impacts related to specific recovery rates under existing mechanisms, which have exceeded the cost of recent gas supply purchases by Southwest Gas.
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

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

The following table presents Southwest Gas’ outstanding PGA, including accrued purchased gas costs, balances receivable/(payable):

(In thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Arizona	$(84,149)	$(68,423)	$(73,717)
Nevada	(180,220)	(241,662)	(282,741)
California	2,343	5,214	99
	$(262,026)	$(304,871)	$(356,359)
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
Cash Flows
Southwest Gas Holdings, Inc.:
Operating Cash Flows. Cash flows provided by operating activities decreased $90.9 million in the first nine months of 2026 compared to the same period of 2025. The decrease was primarily due to a $125.5 million reduction in cash flow from continuing operations, which reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. The remaining difference reflects the impacts of changes in other components of working capital overall. Partially offsetting this decrease was a $34.6 million increase in operating cash flows from discontinued operations. The increase was mainly attributable to the absence of Centuri in the current period following the completion of its disposition.
Investing Cash Flows. Cash flows used in investing activities increased $1.0 billion in the first nine months of 2026 compared to the same period of 2025. The increase was primarily due to the absence of $776.7 million of cash flows provided by discontinued operations related to the Centuri separation in the current period following the completion of its disposition. Additionally, cash flows used in continuing operations increased by $229.8 million driven by the increased outflows for capital expenditures and property additions compared to 2025.
Financing Cash Flows. Cash flows used in financing activities decreased $159.2 million in the first nine months of 2026 compared to the same period of 2025. The decrease was primarily due to a $687.5 million reduction in cash flow from continuing operation, which reflects the absence of repayment of short-term debt and borrowings related to the short-term portion of the credit facility in the current period as compared to the same period in 2025. Partially offsetting this decrease was the absence of $528.3 million of cash flows provided by discontinued operations related to the Centuri separation in the current period following the completion of its disposition.
Our Natural Gas Distribution segment is generally responsible for securing its own debt financing sources. However, Southwest Gas Holdings may raise funds through equity issuances or other external financing sources in support of our Natural Gas Distribution segment.
Southwest Gas Corporation:
Operating Cash Flows. Cash flows provided by operating activities decreased approximately $41.2 million in the first nine months of 2026 as compared to the same period of 2025. The decrease primarily reflects the transition from prior period when recovery rates resulted in collections that exceeded actual purchased gas costs. As a result, the current period includes the reimbursement of this excess recovery to customers. Partially offsetting this decrease was an increase from the settlement of receivable from parent which resulted from the tax benefit extended to Southwest Gas Holdings. The remaining difference reflects the impacts of changes in other components of working capital overall.
Investing Cash Flows. Cash used in investing activities increased $229.5 million in the first nine months of 2026 as compared to the same period of 2025 primarily attributable to increased outflows for capital expenditures by $230.6 million between periods. See also Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing below.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Financing Cash Flows. Net cash provided by financing activities increased $390.0 million in the first nine months of 2026 as compared to the same period of 2025, primarily driven by the $280.0 million contribution from parent and a $96.0 million increase in commercial paper borrowings in the current period as compared to the same period in 2025.
Natural Gas Distribution Segment Capital Expenditures, Debt Maturities, and Financing
During the nine-month period ended September 30, 2026, capital expenditures (including accruals) for the Natural Gas Distribution segment were $787.2 million. These expenditures are associated with new construction and other general plant additions, including the Great Basin 2028 expansion project, in addition to the replacement of existing transmission and distribution pipeline facilities to fortify system integrity and reliability.
Management estimates capital expenditures during the five-year period ending December 31, 2030 will be approximately $6.3 billion. Of this amount, approximately $1.3 billion is expected to be incurred during calendar year 2026. Southwest Gas plans to continue to request regulatory support to undertake projects, or to accelerate projects as necessary for the improvement of system flexibility and reliability, or to expand, where relevant, to unserved or underserved areas. Southwest Gas may expand existing, or initiate new, programs. Significant replacement activities are expected to continue well beyond the next few years. See also Rates and Regulatory Proceedings. During that same five-year period, cash flows from operating activities of Southwest Gas are expected to provide approximately 60% of the funding for gas operations of Southwest Gas and total capital expenditures and dividend requirements. Any additional cash requirements, including construction-related, and any paydown or refinancing of debt, are expected to be provided by existing credit facilities, parent equity contributions, and/or other external financing sources. The timing, types, and amounts of additional external financings will be dependent on a number of factors, including the cost of gas purchases, conditions in capital markets, timing and amount of rate relief, timing and amount of surcharge collections from, or amounts returned to, customers related to regulatory mechanisms and programs, maturities of long-term debt instruments, as well as growth levels in Southwest Gas’ service areas and earnings. External financings may include the issuance of debt securities, bank and other short-term borrowings, and other forms of financing. For Southwest Gas, the 7.92% Series Medium-Term Note for $25.0 million matures in June 2027 and 6.76% Series Medium-Term Note for $7.5 million matures in September 2027.
Dividend Policy
Dividends are payable on the Company’s common stock at the discretion of the Board. In setting the dividend rate, the Board considers, among other factors, projected capital requirements, the Company’s liquidity position and overall financial condition, the competitiveness of the dividend yield, economic conditions, equity dilution, and impacts on credit ratings. The Company has paid dividends on its common stock since 1956. In February 2026, the Board approved an increase to the quarterly dividend from $0.62 to $0.645 per share, effective with the June 2026 payment. No assurances can be provided on our future dividend payments, and the actual declarations of dividend payments remain at the discretion of the Board.
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
On an interim basis, Southwest Gas defers over- or under-collections of gas costs to PGA balancing accounts. In addition, Southwest Gas uses this mechanism to either refund amounts over-collected or recoup amounts under-collected as compared to the price paid for natural gas during the period since the last PGA rate change went into effect. At September 30, 2026, the PGA balance was an over-collection of $262.0 million and Southwest Gas’ Cash and cash equivalents balance of $46.6 million will be used to provide refunds to customers over future periods along with net cash provided by operating activities and its credit facilities. See PGA Filings for more information.
Southwest Gas Holdings has a $300.0 million revolving credit facility that matures in August 2029. This facility is intended for short-term financing needs. At September 30, 2026, there were no borrowings outstanding under this facility.
Southwest Gas has a revolving credit facility with a borrowing capacity of $400.0 million, which matures in August 2029. The credit facility has been used as necessary to meet liquidity requirements, including temporarily financing under-collected PGA balances, meeting the refund needs of over-collected balances, or temporarily funding capital expenditures. The credit facility has provided additional liquidity for Southwest Gas’ needs outside of funds raised through operations and other types of external financing.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

Southwest Gas has a $100.0 million commercial paper program. In connection with its commercial paper program, Southwest Gas maintains undrawn borrowing capacity under its revolving credit facility equal to at least 100% of outstanding commercial paper. Interest rates for the commercial paper program are calculated at the current commercial paper rate during the borrowing term. At September 30, 2026, $96.0 million of commercial paper borrowings were outstanding and classified as long-term debt based on management’s intent and ability to refinance these obligations on a long-term basis.
Given the significant capital investment required to execute the Great Basin 2028 expansion project, the Company and Southwest Gas expect to fund the project through a combination of financing sources, including proceeds from the Company's ATM program, future debt issuances, and cash generated from operating activities. Management believes these funding sources, together with existing liquidity resources and available credit capacity, will provide sufficient capital to support the project and ongoing operational and capital requirements.
Labor Relations
Southwest Gas and the Union representing certain Southern California employees entered into an agreement with an effective date of July 1, 2026. The agreement governs through February 28, 2029 and applies only to certain workers in Southwest Gas’ Southern California Division located in Victorville, California.

Critical Accounting Policies and Estimates
As of September 30, 2026, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in the MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. Quantitative and Qualitative Disclosures about Market Risk in the 2025 Annual Report on Form 10-K filed with the SEC. No material changes have occurred related to the disclosures about market risk since December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management of Southwest Gas Holdings and Southwest Gas has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to management of each company, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on the most recent evaluation, as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded Southwest Gas Holdings’ and Southwest Gas’ disclosure controls and procedures were effective at attaining the level of reasonable assurance noted above.
Changes in Internal Control Over Financial Reporting
There have been no changes in Southwest Gas Holdings’ and Southwest Gas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the third quarter of 2026 that have materially affected, or are likely to materially affect internal control over financial reporting.
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
ITEM 1A. As of September 30, 2026, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2 through 3. None.
ITEM 4. MINE SAFETY DISCLOSURES Not applicable.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

ITEM 5. OTHER INFORMATION
ITEM 5(a) and 5(b). None.
ITEM 5(c). During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined under Item 408 of Regulation S-K.
ITEM 6. EXHIBITS
The following documents are filed, or furnished, as applicable, as part of this report on Form 10-Q:

Exhibit 31.01#	Section 302 Certifications–Southwest Gas Holdings, Inc.

Exhibit 31.02#	Section 302 Certifications–Southwest Gas Corporation

Exhibit 32.01*	Section 906 Certifications–Southwest Gas Holdings, Inc.

Exhibit 32.02*	Section 906 Certifications–Southwest Gas Corporation

Exhibit 101#
The following materials from the Quarterly Report on Form 10-Q of Southwest Gas Holdings, Inc. and Southwest Gas Corporation for the quarter ended September 30, 2026, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets, (ii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Income, (iii) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (iv) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows, (v) Southwest Gas Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Equity, (vi) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Balance Sheets, (vii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Income, (viii) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income, (ix) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows, (x) Southwest Gas Corporation and Subsidiaries Condensed Consolidated Statements of Equity. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104#	Cover Page Interactive Data File (embedded within the Inline XBRL document).

# Filed herewith.
* Furnished herewith.

SOUTHWEST GAS HOLDINGS, INC.	Form 10-Q
SOUTHWEST GAS CORPORATION	September 30, 2026

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Holdings, Inc.
(Registrant)
Dated: November 4, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Gas Corporation
(Registrant)
Dated: November 4, 2026

/s/ FABIO A. PINEDA
Fabio A. Pineda
Vice President/Controller and Chief Accounting Officer

